Form 10-Q
period 1996-04-30
IMGE INC
filed 1996-06-28
CIK 75448

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

          QUARTERLY REPORT UNDER  SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter Ended April 30, 1996               Commission File Number
0-8354


                            IMGE, INC.
     (Exact name of Registrant as specified in its Charter)


                   DELAWARE

 95-2094565
(State or other jurisdiction of
(I.R.S. Employer
incorporation or organization)
Identification No.)


                    285 Tanglewood Crossing
                   Lawrence, New York  11559
            (Address of principal executive office)



                         (516) 239-8067
                (Registrant's telephone number,
                      including area code)



            Common Stock $.05 per shares outstanding
                       at April 30, 1996
          (Number of shares outstanding of each class
                   of issuer's common stock)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         X           No

           This report contains a total of 12 pages.







                  IMGE, INC. AND SUBSIDIARIES



PART I.  Financial Information


Item 1.       Financial Statements

              The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the fiscal year ended October 31, 1995.

              The condensed financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the registrant for the periods presented. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.






























                               2
                  IMGE, INC.  AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS

                     (dollars in thousands)

                                            April 30,    Oct. 31,
                   ASSETS                        1996        1995

Cash & Equivalents                           $9,630        $15
Accounts Receivable                                    34     16
Investment in IMNET Systems, Inc. (Notes 2 and 3)           2,436
12,023

                                             $12,100    $12,054

                 LIABILITIES

Current Liabilities:
 Acounts Payable                                      $26
    $17
  Notes payable by subsidiary (Including $271 and
   $251 of accrued interest)  (Note 4)                648
629

                                                      674
     646

Convertible notes due, 2000 (Including $191 and $189 of
   accrued interest)  (Note 4)                         486
     476

                 Total Liabilities              $1,160
$1,122

Commitments and contingencies (Note 4)

             STOCKHOLDERS' EQUITY (Notes 2 and 3)

Preferred stock, $.01 par-shares authorized 1,000,000;
  no shares outstanding
Common stock, $.05 par-shares authorized 24,000,000;
  outstanding 17,600,452                                879

879
Additional paid-in capital                       29,295
29,295
Net unrealized gain on securities available for sale
2,436         12,023
Deficit                                        (21,670)
(31,265)


                 Total stockholders' equity      10,940
10,932

                                              $12,100   $12,054



See accompanying notes to consolidated financial statements


                               3
                  IMGE, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS


         (dollars in thousands, except per share date)

                          (Unaudited)

                      Three months Ended April 30,    Six Months
Ended April 30,

                              1996
1995                             1996
                  1996


Revenue:
                       Other Income          $       $32    $18
$48
                            Interest Income      96
 96
                            Gain from sale of Imnet Systems, Inc.
                                  stock (Note 2) 9,640
9,640


                                     9,736            32    9,754
     48
Expenses:
                           Interest        17         17
34   34
                           General and administrative
107          32      125    48

                                       124            49
159    82

Net income (loss)        $9,612       ($17)    $9,595     ($34)






Per common share of stock:
                         Net income     $0.55   $         $0.55
 $



Average number of common shares
                       outstanding           17,600,477
17,600,477     17,600,477     17,600,477






See accompanying notes to consolidated financial statements




                               4
                  IMGE, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (Notes 2 and 3)

                     (dollars in thousands)


                                       Net
                                       Unrealized
                                       Gain (Loss) on
                             Additional     Securities
                   Common       Paid-in     Available
                   Stock        Capital           For Sale
Deficit   Total


Amounts at October 31, 1995    $879       $29,295         $12,023
 ($31,265) $10,932

Change in net unrealized gain on
 securities available for sale                   (9,587)
(9,587)

Net income for six months
 ended April 30, 1996                              9,595   9,595



Amounts at April 30, 1996      $879       $29,295 $2,436
($21,670) $10,940





See accompanying notes to consolidated financial statements.




















                               5
                  IMGE, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Notes 2 and 3)

                     (dollars in thousands)

                                          Six Months Ended
                                                  April 30,

                                           1996    1995

Cash flows from operating activities:
  Net income (loss)                        $9,595  ($34)
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
               Gain from sale of Imnet Systems, Inc. stock
(9,640)
                                            Accounts receivable
   (18)   (24)
     Accounts payable                         9      5
     Accrued interest on notes payable        29    34

  Net cash from operating activities         (25)   (19)


Cash flows from investing activities:
  Net proceeds from sale of Imnet Systems, Inc. stock    9,640

  Cash from investing activities            9,640

  Net increase (decrease) in cash           9,615   (19)

Cash at beginning of year                     15    26


Cash at end of year                        $9,630   $7




See accompanying notes to consolidated financial statements.













                               6
                  IMGE, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BUSINESS AND DISCONTINUED OPERATIONS

         Prior to October 5, 1992, IMGE, Inc. (the "Company") through its subsidiary, IMGE Corporation of Delaware (the "Subsidiary") was engaged in the business of the design, manufacture, marketing and servicing of PC based document image processing systems (the "Imaging Business"). On October 5, 1992, the assets of the Subsidiary were exchanged for an investment interest and certain other rights and payments in a privately owned corporation, IMNET Systems, Inc. ("IMNET"). As a result of the exchange, the Company changed its name from IMNET, Inc. to IMGE, Inc. IMNET is now actively engaged in the Imaging Business previously conducted by the Subsidiary.

(2)      LIQUIDITY

         Prior to February 15, 1996, the assets of the Company were its holding of 473,813 shares of IMNET common stock. In addition, IMNET had agreed to provide minimal financial support (up to $96,000 per year, plus additional rights of the Company to borrow up to $30,000 per year) to subsidize the operational costs and essential activities of the Company. This support expired on January 16, 1996.

         On July 20, 1995, IMNET raised $38.5 million by offering
3,450,000 shares of its common stock to the public in an initial public offering. Commencing January 16, 1996, the Company's investment in IMNET could be actively traded on the NASDAQ national market.

         On February 15, 1996, the Company sold 400,000 shares of IMNET through underwriters led by Volpe
Welty & Company. The net proceeds to the Company were $9,640,000. A total of 2,875,000 shares of IMNET were offered in a secondary public offering to the public at a price of $25.50 per share. Of those shares,
IMNET sold 798,500 shares and selling shareholders, other than
IMGE, sold 1,676,500 shares.    The Company
had previously written off its entire investment in IMNET however, due to available net operating loss carryovers, the Company does not anticipate any federal tax liability on this gain. The Company had also agreed not to sell any of its remaining 73,813 shares of IMNET until May 15, 1996 (See Note 6).

         The Company is actively exploring various business opportunities in which to invest the net proceeds from the IMNET stock sale (See Note 6).
















                               7
                  IMGE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(3)      INVESTMENT IN IMNET SYSTEMS, INC.

         The Copmpany's investment in IMNET is classified as available for sale and stated at market value ($2,436,000 at April 30,1996) with a corresponding unrealized gain excluded from earnings and reported as a seperate component of shareholders' equity.

(4)      SUBORDINATED NOTES OF THE SUBSIDIARY

         Subordinated Notes in the amount of $377,000 plus interest owned by investors and approximately $4.2 million plus accrued interest owned by the Company are subordinate to approximately $18.2 million plus accrued interest of notes owed by the Subsidiary to the Company.

         A civil action has been filed against the Company and the Subsidiary by a holder of Subordinated
Notes in the principal amount of $326,900 plus accrued interest, demanding payment. Due to the inability of the Subsidiary to repay its indebtedness to the Company, the Subsidiary suspended the payment of interest and principal (at maturity) under the Subordinated Notes and but for the terms of such subordination, would be considered in default in the payment thereof. The Company believes that the Subordinated Notes issued by the Subsidiary are subordinate to all but $5 million of the indebtedness owed by the Subsidiary to the Company. Certain of the Subordinated Notes provide that if the Subsidiary defaults in the payment of "Senior
Indebtedness" or "Senior Debt" (as defined), the Subordinated Notes shall not be payable unless and until the Subsidiary has paid in full all such debt then outstanding. The Company believes that the loans which it has provided to the Subsidiary qualify for treatment as Senior Debt within the meaning of the Subordinated Notes.
Other Subordinated Notes provide for the unconditional subordination in the event of a default by the Subsidiary in the payment of any indebtedness owed by the Subsidiary. Additionally, the Company never assumed these obligations of the Subsidiary.

(5)      INCOME TAXES

         The Company has unused net operating loss carryforwards for tax purposes of approximately $50,000 which expire in 2009, $50,000 which expire in 2008, $450,000 which expire in 2004 and $2,100,000 which expire in 2003.
In addition, after offsetting the $9,595,000 year to date profits the Company has separate return loss year carryovers of approximately $160,000 which can be utilized against future taxable income and expire in 2003. No financial statement benefit has been recognized. In addition, the Company has research and development tax credits of $450,000.












8
                            IMGE, INC. AND SUBSIDIARIES


          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)

(6)      SUBSEQUENT EVENTS

         On June 12, 1996, IMGE entered into a Letter of Intent for a proposed acquisition of the business of a privately owned company that acquires first lien real estate tax certificates issued by local governments. As a precondition to the acquisition, the Company will have a $25 million, non-recourse, three year commitment from a financial institution that will permit the Company to borrow up to $25 million against tax certificates at 98% of the value. The Chief Operating Officer of the business will join the Company as President and Chief Operating
Officer of a subsidiary that will acquire that business. The financing commitment is expected to be enlarged as the funds are needed to expand the portfolio. The projected closing date for the acquisition is July 31, 1996. It is projected that approximately $2 million of Company funds will be needed for the acquisition and operation of this business.

         As of June 12, 1996, IMGE completed the sale of an additional 27,000 of its shares of IMNET Systems, Inc. and received net proceeds of $835,000 reducing the Company's holdings to 46,813 shares.

         Messrs.  Michael Wise and H. Irwin Levy, members of the
Board of Directors of IMGE, Inc., have been employed as consultants to seek and evaluate further acquisition opportunities.






























                                         9
                            IMGE, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION


                               RESULTS OF OPERATIONS

    The Company's income from operations was $9,736,000 as compared to a $17,000 loss for the same quarter last year. The difference is due primarily to a $9,640,000 gain from the February, 1996 sale of 400,000 shares of IMNET Systems, Inc. ("IMNET"). Additionally there was a decrease in other income of $32,000, due to the discontinuance of funding from IMNET, an increase in interest income of $96,000 due to interest earned from cash proceeds on the February sale of IMNET stock and a $75,000 increase in general and administrative expenses. The six month income from operations was $9,590,000 as compared to a $34,000 loss for the comparable six month period in 1995. The difference is due to the aforementioned $9,640,000 stock gain, a $30,000 decrease in other income, a $96,000 increase in interest income, and a $77,000 increase in general and administrative expenses.

                          LIQUIDITY AND CAPITAL RESOURCES

    Prior to February 15, 1996, the assets of the Company were its holding of 473,813 shares of IMNET common stock. In addition, IMNET had agreed to provide minimal financial support (up to $96,000 per year, plus additional rights of the Company to borrow up to $30,000 per year) to subsidize the operational costs and essential activities of the Company. This support expired on January 16, 1996.

    On July 20, 1995, IMNET raised $38.5 million by offering
3,450,000 shares of its common stock to the public in an initial public offering. Commencing January 16, 1996, the Company's investment in IMNET could be actively traded on the NASDAQ exchange.

    On February 15, 1996, the Company sold 400,000 shares of IMNET through underwriters led by Volpe Welty
& Company. The net proceeds to the Company were $9,640,000. A total of 2,875,000 shares of IMNET were offered in a secondary public offering to the public at a price of $25.50 per share. Of those shares, IMNET sold 798,500 shares and selling shareholders, other than IMGE,
sold 1,676,500 shares.    The Company had
previously written off its entire investment in IMNET however, due to available net operating loss carryovers, the Company does not anticipate any federal tax liability on this gain. The Company had also agreed not to sell any of its remaining 73,813 shares of IMNET until May 15, 1996.

    The Company is actively exploring various business opportunities in which to invest the net proceeds from the IMNET stock sale.

    The third party liabilities of the Company and the Subsidiary respectively consist principally of the Convertible
Notes issued by the Company in the unpaid principal non-discounted amount of $400,000, and the remaining
Subordinated Notes issued by the Subsidiary in the unpaid principal amount of $377,000. The indebtedness of the Subsidiary to the Company, in the approximate principal amount of $18.2 million, plus accrued interest, also remains outstanding.







                                         10
                            IMGE, INC. AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION

                    LIQUIDITY AND CAPITAL RESOURCES (continued)

    In April 1995, the Board of Directors of the Company and the Subsidiary adopted resolutions and reached agreement pursuant to which the debt owed to the Company by the Subsidiary in the amount of $12.5 million, principal and accrued interest ("Debt Portion") has been paid. The Debt Portion is part of the indebtedness owed by the Subsidiary to the Company in the principal amount of $27.2 million, and which is past due and in default. In consideration of full satisfaction and release of the Debt Portion, the Company and the Subsidiary agreed to the delivery and acceptance of 108.45 shares of Series A preferred stock and 251,330.61 shares of common stock of IMNET. The remaining indebtedness owed by the Subsidiary to the Company in the principal amount of $18.2 million plus accrued interest remains unreleased and outstanding.

    A civil action has been filed against the Company and the Subsidiary by a holder of Subordinated Notes in the principal amount of $326,900 plus accrued interest, demanding payment. Due to the inability of the Subsidiary to repay its indebtedness to the Company, the Subsidiary suspended the payment of interest and principal (at maturity) under the Subordinated Notes and but for the terms of such subordination, would be considered in default in the payment thereof. The Company believes that the Subordinated Notes issued by the Subsidiary are subordinate to all by $5 million of the indebtedness owed by the Subsidiary to the Company.
Certain of the Subordinated Notes provide that if the Subsidiary defaults in the payment of "Senior
Indebtedness" or "Senior Debt" (as defined), the Subordinated Notes shall not be payable unless and until the subsidiary has paid in full all such debt then outstanding. The Company believes that the loans which it has provided to the Subsidiary qualify for treatment as Senior Debt within the meaning of the Subordinated Notes.
Other Subordinated Notes provide for unconditional subordination in the even of a default by the Subsidiary in the payment of any indebtedness owed by the Subsidiary. Additionally, the Company never assumed these obligations of the Subsidiary.

    On June 12, 1996, IMGE entered into a Letter of Intent for a proposed acquisition of the business of a privately owned company that acquires first lien real estate tax certificates issued by local governments. As a precondition to the acquisition, the Company will have a $25 million, non-recourse, three year commitment from a financial institution that will permit the Company to borrow up to $25 million against tax certificates at 98% of the value. The Chief Operating Officer of the business will join the Company as President and Chief Operating Officer of a subsidiary that will acquire that business. The financing commitment is expected to be enlarged as the funds are needed to expand the portfolio. The projected closing date for the acquisition is July 31, 1996. It is projected that approximately $2 million of Company funds will be needed for the acquisition and operation of this business.

         As of June 12, 1996, IMGE completed the sale of an additional 27,000 of its shares of IMNET Systems, Inc. and received net proceeds of $835,000, thereby reducing the Company's holdings to 46,813 shares.

         Messrs.  Michael Wise and H. Irwin Levy, members of the
Board of Directors of IMGE, Inc., have been employed as consultants to seek and evaluate further acquisition opportunities.



                                         11
                            IMGE, INC. AND SUBSIDIARIES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

June 13, 1996                     By:

                                            Jerry Woloszczuk
                                            Vice President/Asst.
Secretary











































                                          12