Form 10-Q
period 1996-07-31
IMGE INC
filed 1996-09-16
CIK 75448

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549


                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter Ended July 31, 1996         Commission File Number 0-8354


                            IMGE, INC.

      (Exact name of Registrant as specified in its Charter)



          Delaware                                95-2094565

(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                        100 Century Blvd.
                    West Palm Beach, FL  33417
             (Address of principal executive office)


                          (561) 640-3133
                 (Registrant's telephone number)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X      No _____


 Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of September 10, 1996:  17,600,477


            This report contains a total of 12 pages.








PART 1.   FINANCIAL INFORMATION


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
























IMGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands) (Note 2)


                                                   July 31,    Oct. 31,
                 ASSETS                              1996       1995
                 ------                           ---------   ---------
Current assets:
  Cash and cash equivalents                        $10,903     $    15
  Accounts receivable                                1,187          16
  Inventories (Note 4)                                 934           -
  Investment in IMNET Systems, Inc. (Note 3)             -      12,023
                                                   -------     -------
     Total current assets                           13,024      12,054

Property and equipment, net of $11
  accumulated depreciation                             535           -
Intellectual property, net of $6 amortization          517           -
Other                                                   75           -
                                                   -------     -------
                                                   $14,151     $12,054
                                                   =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Accounts payable and other                       $   894     $    17
  Accrued warranty expense                             352           -
  Royalty liability  (Note 2)                          800           -
  Notes payable by subsidiary (including
    $280 and $251 of accrued interest)                 658         629
                                                   -------     -------
     Total current liabilities                       2,704         646

Convertible notes due 2000 (including
  $195 and $189 of accrued interest)                   501         476
Minority interest                                       87           -
                                                   -------     -------
     Total liabilities                               3,292       1,122
                                                   -------     -------

Commitments and contingencies (Note 6)

         STOCKHOLDERS' EQUITY
         --------------------

Preferred stock, $.01 par-shares
  authorized 1,000,000; outstanding none                 -           -
Common stock, $.05 par-shares authorized
  24,000,000; outstanding 17,600,477                   879         879
Additional paid-in capital                          29,295      29,295
Net unrealized gain on securities
  available for sale                                     -      12,023
Deficit                                            (19,315)    (31,265)
                                                   -------     -------
     Total stockholders' equity                     10,859      10,932
                                                   -------     -------
                                                   $14,151     $12,054
                                                   =======     =======
_______
See accompanying notes to consolidated financial statements.



IMGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data) (Note 2)





                               Three Months Ended        Nine Months Ended
                                     July 31,                July 31,
                              ----------------------  ----------------------
                                 1996        1995        1996        1995
                              ----------  ----------  ----------  ----------

Sales                           $ 2,059     $     -     $ 2,059     $     -
Cost of sales                     1,480           -       1,480           -
                                -------     -------     -------     -------
     Gross profit                   579           -         579           -

Operating expenses                 (696)        (24)       (821)        (72)

Gain from sale of IMNET
  Systems, Inc. stock
  (Note 3)                        2,315           -      11,955           -

Interest and other income,
  net of interest expense           144           7         224          21

Minority interest                    13           -          13           -
                                -------     -------     -------     -------
Net income (loss)               $ 2,355    ($    17)    $11,950    ($    51)
                                =======     =======     =======     =======

Net income (loss) per
  common share                    $0.13      ($0.00)      $0.68      ($0.00)
                                 ======      ======      ======      ======

Average number of common
  shares outstanding          17,600,477  17,600,477  17,600,477  17,600,477
                              ==========  ==========  ==========  ==========












_______
See accompanying notes to consolidated financial statements.



IMGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Note 2)
                                             Nine Months Ended
                                                 July 31,
                                            -------------------
                                              1996       1995
                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $11,950   ($    51)
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Gain from sale of IMNET Systems,
        Inc. stock                           (11,955)         -
      Depreciation and amortization               17          -
      Minority interest                          (13)         -
      Changes in assets and liabilities,
        net of effects from acquisition:
          Increase in accounts receivable     (1,171)       (24)
          Increase in inventories                (39)         -
          Increase in other assets               (75)         -
          Increase in accounts payable
            and other                            873          5
          Increase in accrued interest
            on notes payable                      54         51
                                              -------    -------
Net cash used by operating activities           (359)       (19)
                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of
    IMNET Systems, Inc. stock                 11,955          -
  Payment for acquisition                       (500)         -
  Additions to property and equipment           (208)         -
                                             -------    -------
Net cash provided by investing activities     11,247          -
                                             -------    -------

Net increase (decrease) in cash during
  the period                                  10,888        (19)
Cash at the beginning of the period               15         26
                                             -------    -------
Cash at the end of the period                $10,903    $     7
                                             =======    =======








IMGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Note 2)
(concluded)


                                             Nine Months Ended
                                                 July 31,
                                            -------------------
                                              1996       1995
                                            --------   --------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:

    Acquisition of nStor:

      Inventories                            $   895    $     -
      Property and equipment                     338          -
      Intellectual property                      523          -
      Accrued warranty expense                  (356)         -
      Royalty liability                         (800)         -
      Minority interest                         (100)         -
                                             -------    -------
          Cash paid                          $   500    $     -
                                             =======    =======






















_______
See accompanying notes to consolidated financial statements.


IMGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BUSINESS

Since June 3, 1996, IMGE, Inc. (the "Company"), through a newly-formed 80% owned subsidiary, nStor Corporation, Inc. ("nStor" -
Note 2) has been engaged in the production and marketing of a full line of robust, fault tolerant storage devices known as RAID subsystems (Redundant Array of Independent Disks) which provide users with high capacity storage and uninterrupted access to data.
nStor's products are sold through a network of original equipment manufacturers and distributors located worldwide.


(2)  ACQUISITION

Effective June 3, 1996, nStor (Note 1) acquired certain assets and assumed certain liabilities of Seagate Peripherals, Inc. ("Seagate") for a purchase price of $1,300,000, consisting of $500,000 in cash and an estimated $800,000 royalty liability to the seller, payable based upon sales of certain storage systems by nStor during the period from October 1, 1996 through December 31, 1997.

The acquisition has been accounted for as a purchase, with assets acquired and liabilities assumed recorded at estimated fair values and the results of nStor's operations included in the Company's consolidated financial statements from the effective date of acquisition.


(3)  INVESTMENT IN IMNET SYSTEMS, INC. ("IMNET")

Prior to October 1992, the Company, through a wholly-owned subsidiary (the "Subsidiary"), was engaged in the design, manufacture, marketing and servicing of PC based document image processing systems. In October 1992, the assets of the Subsidiary were exchanged for an investment interest and certain other rights and payments in IMNET, a privately owned corporation. During 1993, the Company wrote off its entire investment in IMNET.

As a result of an initial public offering by IMNET, the Company's investment, consisting of 473,813 shares of IMNET common stock, became actively tradeable on the NASDAQ National Market commencing in January 1996. As part of a secondary public offering, on February 15, 1996, the Company sold 400,000 shares of IMNET and recognized a gain during the second quarter of $9,640,000, based on the receipt of net proceeds of that amount. During the third quarter of 1996, the Company sold its remaining 73,813 shares of IMNET and recognized a gain of $2,315,000.


(4)  INVENTORIES

Inventories at July 31, 1996 are summarized as follows (in thousands):

            Raw materials              $  609
            Work-in-process               321
            Finished goods                105
                                       ------
                                        1,035
            Less reserve for
              inventory obsolescence      101
                                       ------
                                       $  934
                                       ======


(5)  INCOME TAXES

As of December 31, 1995, the Company's most recent tax year end, there were unused net operating loss carryforwards (the "NOL's") for tax purposes of approximately $13.1 million for which no financial statement benefit had been recognized. As a result, no provision for income tax expense has been recorded on the Company's fiscal 1996 income since the Company expects to be able to utilize the NOL's to offset year to date taxable income. The remaining NOL's, approximating $1.2 million, principally expire in 2006. In addition, the Company has research and development tax credit carryforwards of $452,000 which expire from 2002 through 2005.


(6)  CONTINGENCIES

See Part II, Item 1 for a discussion of the Company's Legal
Proceedings.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Overview

Results for the 1996 periods include the operations of nStor from June 3, 1996, the effective date of nStor's acquisition of certain net assets from Seagate (see Note 2 to Consolidated Financial Statements). As a result of the acquisition, nStor currently produces and markets a full line of robust, fault tolerant storage devices known as RAID subsystems (Redundant Array of Independent Disks) which provide users with high capacity storage and uninterrupted access to data. Allocations have been made to reflect the estimated fair values of the net assets acquired resulting in asset bases which differ from the previous owner. In addition, certain of nStor's operating policies and accounting procedures are different from those of the previous owner. Accordingly, comparative financial data of nStor's business for periods prior to June 3, 1996 are not presented since they would be neither comparable nor informative.

From the date the Company disposed of its imaging business in October 1992 for shares in IMNET (see Note 3 to Consolidated Financial Statements) until the nStor acquisition in June 1996, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities.
Accordingly, operating results for the 1995 periods consist of administrative and interest expense, partially offset by revenues from financial support which IMNET had agreed to provide for minimal operational costs and essential activities of the Company. This financial support ceased when the Company was able to sell its shares in IMNET.


Results of Operations

During the third quarter ended July 31, 1996, the Company reported net income of $2,355,000, compared to a net loss of $17,000 during the corresponding quarter in 1995. For the nine months ended July 31, 1996, the Company's net income amounted to $11,950,000, compared to a net loss of $51,000 during the same period last year.

Results for the 1996 periods include gains of $2,315,000 and $11,955,000 during the three and nine months ended July 31, 1996, respectively, from sales of 100% of the Company's investment in IMNET.

During its initial two months of operations, nStor's sales amounted to $2,059,000 (net of returns), principally through a network of original equipment manufacturers ("OEM's") and distributors located worldwide. nStor has recently entered into agreements with three new major OEM's. Based on preliminary forecasts received pursuant to these agreements, future sales growth opportunities are expected to be realized.

Gross margins during the period amounted to 28%. nStor's gross margins are dependent, in part, on product mix which is anticipated to fluctuate from quarter to quarter. However, nStor expects to report increased gross margins in future quarters based on a greater emphasis on selling higher margin enhanced storage devices.

The Company's operating expenses during the 1996 periods include $645,000 incurred by nStor during its initial two month period. nStor's operating expenses consist of research, development and other engineering costs and, sales, marketing and administrative costs. Operating expenses are expected to experience slight increases in future quarters as nStor continues to focus on improvements and innovations to its product line and expansion of its customer base.

Interest and other income, net of interest expense, increased by $137,000 during the three months ended July 31, 1996 as compared to the corresponding quarter of 1995 and by $203,000 during the corporate nine month periods. The increases reflect additional interest income earned on the net proceeds received on the sale of IMNET during fiscal 1996.

Liquidity and Capital Resources

At July 31, 1996, the Company's cash and cash equivalent amounted to $10.9 million of which $10.6 million was invested in high quality short-term corporate securities. The Company expects to pursue this investment strategy while it continues to evaluate potential acquisitions and other business opportunities. In the event the Company effects one or more acquisitions or other business transactions, financing thereof may require utilization of the Company's cash balances and additional sources of capital may be required.

Net cash used by operating activities increased to $359,000 during the nine months ended July 31, 1996, compared to $19,000 during the corresponding period of fiscal 1995, principally attributable to $1,171,000 of accounts receivable, partially offset by $873,000 of accounts payable and other liabilities as of July 31, 1996. nStor did not acquire any accounts receivable nor assume any accounts payable as a result of the acquisition from Seagate. Net cash provided by investment activities amounted to $11,247,000 during the current period, primarily as a result of $11,955,000 of net proceeds received on the sale of IMNET, less $500,000 paid in connection with the acquisition from Seagate.

Pursuant to an agreement with nStor, on June 18, 1996 (the "Closing Date"), the Company acquired 80% of nStor's outstanding shares of capital stock from nStor for $500,000 in cash. On the Closing Date, nStor remitted this amount to Seagate in payment of the cash portion of the purchase price of the net assets acquired from Seagate. R. Daniel Smith, president of nStor, owns the remaining 20% of the outstanding shares of capital stock of nStor.

On the Closing Date, the Company loaned $316,000 to nStor pursuant to a Promissory Note, which matures on September 17, 1996, in order to acquire certain additional inventory from Seagate. The Company also provided a $1,500,000 revolving line of credit (the "Line of Credit") pursuant to a Promissory Note, which matures on June 17, 1999. As of July 31, 1996, the outstanding principal balance under the Line of Credit amounted to $590,000. Management believes that nStor's cash flow generated from operations, funds available under the Line of Credit and obtainable bank credit lines will be sufficient to satisfy nStor's working capital and capital expenditure needs for at least the next twelve months.


Forward Looking Information: Certain Cautionary Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to nStor's future cash flows, gross margins and operating costs, the effect of conditions in the technology industry and the economy in general, legal proceedings, as well as certain other risks. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q.



Part II.  Other Information


Item 1 - Legal Proceedings

In June and August 1996, the Company, its Chairman of the Board, nStor and its president were served with two separate Complaints, in which the plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by nStor (see Note 2 to Consolidated Financial Statements) and to have an investment agreement with nStor. The plaintiffs seek damages, punitive damages, and equitable relief for alleged interference with the plaintiffs' alleged rights. Both cases are in preliminary stages; however, the Company is unaware of any facts that would support any of the plaintiff's claims and, accordingly, the Company believes that the claims are without merit.










Item 6 - Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

          There are no exhibits to be filed with this Report.

   (b)   Reports on Form 8-K:

          On July 2, 1996, the registrant filed a Form 8K to report
          Item 2 - Acquisition or Disposition of Assets, regarding the acquisition of certain net assets.









                            SIGNATURE




     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IMGE, INC.
                                 (Registrant)



     September 13, 1996          /s/ Mark Levy
                               Mark Levy, President