Form 10-K
period 1996-10-31
NSTOR TECHNOLOGIES INC
filed 1997-01-29
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                                                     ---------------

                            FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the fiscal year ended October 31, 1996

                                OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                 Commission File Number:  08354


                     nStor Technologies, Inc.
                      (Formerly IMGE, Inc.)
      (exact name of registrant as specified in its charter)

       Delaware                               95-2094565
(State of Incorporation)                 (I.R.S. Employer ID No.)

        100 Century Blvd., West Palm Beach, Florida  33417
             (Address of principal executive offices)

Registrant's telephone number, including area code:  561-640-3131
   Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
          Title of each class           on which registered

                None                           None

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $0.05 per share
                         (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.         Yes   X          No





Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            AGGREGATE MARKET VALUE OF THE VOTING STOCK
             HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on October 31, 1996. Based on the last sales price of the Common Stock on the Over-the-Counter ("OTC") Market on December 31, 1996 (2-5/8), the
aggregate market value of the approximately 12,252,000   shares of
the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $32.2 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
             Yes ____                     No ____

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                18,670,477 shares of Common Stock, par value $.05 per share, were outstanding as of December 31, 1996.


               DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement of nStor Technologies, Inc.
           for the 1997 Annual Meeting of Stockholders
                    (incorporated in Part III)


                              PART I


Item 1.   Business


General

nStor Technologies, Inc. (formerly IMGE, Inc. - the "Company"), through its operating subsidiary, nStor Corporation, Inc.
("nStor"), has been engaged in the development, manufacture and marketing of a full range of computer disk array products, known as RAID (Redundant Array of Independent Disks) subsystems (the "RAID
Business") since June 3, 1996, the effective date of nStor's acquisition of the RAID Business (the "nStor Acquisition").
nStor's RAID subsystems provide users with high capacity, fault-tolerant storage, allow uninterrupted access to data and support a variety of operating systems, including Novell NetWare, Microsoft
NT Server, SCO UNIX, IBM OS/2 LAN Server, and IBM OS/2 WARP.  The
RAID subsystems provide data storage solutions, particularly for applications requiring substantial storage capacity, such as document imaging, video and multimedia, or transaction-intensive environments, such as banking and order entry systems. nStor's products are sold through a network of original equipment manufacturers ("OEM's") and distributors located worldwide.

nStor acquired the RAID Business from a subsidiary of Seagate Technologies, Inc. ("Seagate"), effective June 3, 1996, for $592,000 in cash, including acquisition costs, and agreed to pay a royalty to Seagate, estimated at $800,000, based upon 5% of nStor's sales of certain products during the 15 month period beginning October 1, 1996.

Prior to the nStor Acquisition, the Company's only assets were securities issued by IMNET Systems, Inc. ("IMNET"), which the Company had acquired in October 1992 in exchange for substantially all of the Company's operating assets. During the time in which the Company owned the IMNET securities, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities. During 1996, the Company sold the IMNET securities and recognized a gain of $11,955,000.


The Company maintains its executive offices at 100 Century Boulevard, West Palm Beach, Florida 33417 and its telephone number is (561) 640-3131. The Company's nStor operating subsidiary is located in Lake Mary, Florida (in the Orlando area). Information regarding the Company can be accessed through the World Wide Web at http:// www.nstor.com.



RECENT DEVELOPMENT - ACQUISITION OF ASSETS OF PARITY SYSTEMS, INC.
("PARITY")

Effective December 1, 1996, nStor acquired substantially all the assets and assumed certain liabilities of Parity (the "Parity Acquisition"), a privately-owned company, headquartered in Los
Gatos, California. Parity was engaged in the design, manufacture and sale of computer storage subsystems, memory devices and peripheral equipment, and the integration of storage management solutions, digital media management, and client/server systems for RISC-based UNIX and Windows NT Server environments. The Parity Acquisition will enable nStor to gain access to the rapidly-expanding mid-range UNIX market and expands nStor's product line to include high-performance storage and data protection/management solutions, backup/data recovery solutions, hierarchial storage management, visual asset management systems and compact disc recorder technology.

The purchase price for Parity's assets consisted of approximately $5.8 million in cash, including approximately $3 million in the form of the repayment of the outstanding balance of Parity's bank line of credit, and a warrant (exercisable at any time during the three years following the date of the Parity Acquisition) to purchase 500,000 shares of the Company's Common Stock at $2.10 per share, the market price for the Company's Common Stock on October 17, 1996, the date of execution of the Letter of Intent regarding the Parity acquisition. The purchase price included $300,000 to be held in escrow for up to three years in connection with certain indemnifications made by Parity.

The Parity Acquisition will be accounted for under the purchase method of accounting. Allocation of the purchase price will be determined in 1997. The Company's preliminary estimate indicates that the fair value of the net assets acquired as of the date of acquisition is approximately $3.5 million, consisting of approximately $9.7 million of assets (principally accounts receivable, inventories and intellectual assets), less approximately $6.2 million of liabilities, including the aforementioned bank line of credit subsequently repaid.


RAID TECHNOLOGY

RAID, a concept developed in 1988 by a team of researchers from the University of California at Berkeley, is an emerging storage technology consisting of two or more disk drives working together as one, using proprietary hardware, firmware and software to achieve extremely fast data transfer rates, high levels of redundancy and large storage capacity. The key characteristics of RAID subsystems' performance are as follows:


     Data Transfer Rate. RAID subsystems are able to achieve much faster data transfer rates than individual disk drives because of their ability to spread data among all of the component disk drives and retrieve the data from all drives simultaneously at very fast speeds. nStor's RAID subsystems can achieve data transfer rates of up to 40 million bytes of data per second.

     Redundancy. Redundancy refers to the replication of certain data within the RAID subsystem so that if one disk drive or other redundant component, such as a power supply, fails within the disk array, no data is lost and the application continues uninterrupted.
In the event of such a failure, the failed component can be "hot-swapped" for a new component (exchanged without necessitating taking down the system).

     Storage Capacity. By linking together multiple disk drives, RAID subsystems achieve very large storage capacities. nStor's disk arrays are able to store up to several hundred terabytes of data.

Multiple levels of RAID have been defined by the research team from Berkeley, which levels have been endorsed by The RAID Advisory Board. The levels are differentiated by the manner in which they write data to the disks. Below is a brief explanation of those levels utilized by the nStor product line:


Level     Technology              Benefits            Applications

RAID O  Disk striping -      Parallel disk input/   Those requiring high
        data is written      output ("I/O") for     performance, but no
        across multiple      fast performance,      fault-tolerance, video
        disk drives.         maximized storage      editing, temporary
                             capacity, low up-      data base scratch
                             front cost.            areas.

RAID 1  Disk mirroring -     Complete data re-      Small servers ( 8GB),
        duplicate data       dundancy, easy to      systems requiring
        is written to        implement, fast        maximum performance
        two separate         read/write             with fault-tolerance.
        drives.              performance.

RAID 3  Striping & parity -  Enhanced performance   Optimal for applications
        data is striped      for single user,       in which large blocks of
        across drives and    sequential file        sequential data must be
        parity is main-      systems.               transferred quickly,
        tained on a dedi-                           such as real-time audio/
        cated parity drive.                         video, document imaging.

RAID 5  Disk striping        Fault tolerance,       Multi-user, OLTP, LAN
        of both data         efficient storage,     servers  8GB requiring
        and parity data      excellent perfor-      fault-tolerance.
        across multiple      mance in transac-
        disks.               tion processing
                             environments.



RAID 10 Combination of       Fast performance       Those that can justify
        RAID O and 1 -       and complete           100% redundancy of
        data is striped      redundancy.            mirrored arrays and
        across disks as                             the needs of the
        in RAID O and                               enhanced I/O perform-
        each disk has a                             ance of striped
        mirror disk as in                           arrays.
        RAID 1.

RAID 50 Combination of       Fast performance.      Those requiring highly
        RAID O and 5.                               reliable storage, high
                                                    request rates, and high
                                                    data transfer
                                                    performance.


Connor Storage Systems Group, which owned nStor's RAID Business prior to Seagate, co-developed (with Intel Corp.) the SAF-TE (SCSI Accessed Fault-Tolerant Enclosures) specification. SAF-TE is an industry-wide standard means of status reporting and control for storage subsystems which facilitates local and remote automated alert notification particularly for customers using high volume servers. SAF-TE facilitates integration by system manufacturers of servers, peripheral packaging and controllers by providing an open, low-cost non-proprietary specification for communicating with fault-tolerant enclosures. The SAF-TE specification allows system administrators to monitor the status of all vital components of the entire computer memory subsystem, including the disk drives, power supplies and cooling fans, in contrast to many other RAID subsystems which only report disk drive failures.

Other technology innovations in nStor's product line include:
Single Connector Attach (SCA) drives, first introduced in early 1994, used by such industry leaders as Intel, IBM and AT&T as the in-server standard; Client-Server GUI (Graphical User Interface) RAID Alert Management software used in Windows NT and NetWare environments, providing management, monitoring and control features in a point and click format; SMART enclosure technology, incorporating an intelligent backplane (a circuit board attachment between disk drives and the controller rather than a cable attachment) to support hot swap disk drives and cooling fans, facilitating the process by which local area network (LAN) administrators manage fault-tolerant storage; and, ULTRA SCSI which provides for a faster rate of data flow between the server and RAID subsystem.


INDUSTRY

The rapid expansion and advancement of computer system technology and the growing reliance upon "networks", including LAN's, intranets, and the Internet, has created a necessity for much greater amounts of secure data storage support and "redundancy"
(see below Item 1. Business - RAID Technology). Users of computer systems in business and government environments are increasingly demanding continuous data flows and uninterrupted access to critical information. Such demands are especially important in banking and other industries that through on-line computer access, make these services and products available to customers on a full-time basis. As businesses increase their use of client server systems, data storage requirements on both networks and specialized workstations are growing dramatically, and there is almost no tolerance for system downtime.

RAID technology has evolved into an effective tool to protect network computer users from the loss of critical data. Management believes that RAID subsystems will continue to play a significant role as the preferred vehicles for data storage in network environments. Management also believes that nStor is well-positioned to provide fault-tolerant information storage systems to all segments of the market and will be able to participate in the forecasted growth in the information storage market. However, there can be no assurance that the Company will be successful in these efforts due to the possibility of increased competition and the advancement of alternative technologies.


PRODUCTS

Listed below is a summary of the family of nStor disk array products.

Product                    Description and Features

CR 2 Series    Stackable dual bay system with single enclosure
               capacity containing two or four gigabyte (GB) disk drives (up to 8 GB's of storage per enclosure).
               Single system may be configured for mirroring or duplexing. Systems may be daisy-chained and configured for RAID 5 applications.

CR 6 Series    6-bay small footprint desktop system, containing 1, 2
               or 4 GB disk drives (up to 24 GB's of storage per enclosure). May be configured for RAID levels O, 1, 3 or 5. Hot-swappable disk drives, power supplies and cooling fans. Data transfer rates of up to 20 MB's per second.

CR 6e Series   6-bay, small footprint SAF-TE compliant desktop
               subsystem, containing 2 or 4 GB disk drives (up to 24
               GB's of storage per enclosure). May be configured for RAID levels 0, 1, 3 or 5. Hot-swappable disk drives, power supplies and cooling fans, on-the-fly disk capacity expansion and RAID level migration. Data transfer rates of up to 20 MB's per second.


CR 8 Series    8-bay rack-mountable or deskside tower enclosure
               containing 1, 2, 4 or 9 disk drives (up to 72 GB's of storage per enclosure). May be configured for RAID levels 0, 1, 3 or 5. Hot-swappable disk drives, power supplies and cooling fans. Data transfer rates of up to 20 MB's per second.

CR 8e Series   8-bay rack-mountable or deskside tower SAF-TE
               compliant subsystem containing 4 or 9 GB disk drives
               (up to 72 GB's of storage per enclosure). May be configured for RAID levels 0, 1, 3, 5, 10 or 50.
               Hot-swappable disk drives, power supplies and cooling fans, on-the-fly disk capacity expansion and RAID level migration. Supports Ultra/Wide SCSI-3 with data transfer rates of up to 40 MB's per second.

CR 12 Series   12-bay deskside tower subsystem containing 2 or 4 GB
               disk drives (48 GB's of storage per enclosure). May be configured for RAID levels 0, 1 and 5. Hot-swappable disk drives, power supplies and cooling fans.
               Supports data transfer rates of up to 20 MB's per second.


PRODUCT DISTRIBUTION AND CUSTOMERS

nStor distributes its products primarily through two sales channels represented by OEM's and a world-wide network of independent wholesale distributors. One customer represented approximately 53% of total sales reported for fiscal 1996. The nStor customer base ranges from small businesses to Fortune 500 firms and government organizations. To strengthen its international presence and sales efforts, nStor has recently opened a sales office in the United Kingdom, and plans to continue to broaden its international distribution base to effectively penetrate emerging markets in Europe, Asia and Latin America. nStor also maintains a sales office in Costa Mesa, California.

     OEM's.    nStor markets its products to OEMs, who in turn
generally incorporate those products into their own computer systems and finished products. Sales to OEMs accounted for 74% of nStor's sales for the five months ended October 31, 1996.


     Wholesale Distributors.    nStor also markets its products
through a network of regional, national and international wholesale distributors. Generally, distributors sell these products to value-added resellers (VARs) and smaller system integrators, who in turn sell their products to end users. Sales to distributors accounted for 26% of nStor's sales for the five months ended October 31, 1996.



nStor has purchasing and marketing agreements with its major OEM's and wholesale distributors. These agreements typically contain provisions relating to stock rotation privileges and price
protection.   As is typical in the computer industry, nStor works
with OEM's and wholesale distributors to monitor inventory levels which results in returns of unsold products on a limited basis in exchange for other products on terms previously negotiated. In addition, in the event nStor reduces its prices, credits are issued for the difference between the purchase price of products remaining in their inventory and the reduced price for such products on terms previously negotiated. nStor has established reserves for product returns, price protection and warranty claims which management believes are adequate and are consistent with general industry practices. However, there can be no assurance that product returns, price protection or warranty claims will not have a material adverse effect on nStor's future results of operation.


SALES AND MARKETING

     Sales. nStor sells its products primarily through its direct sales force which consisted of seven employees at October 31, 1996, one of whom is located in the United Kingdom. The direct sales organization recruits new distributors, supports existing nStor distributors, markets products to OEMs and system integrators and participates in trade shows.

     Marketing. nStor utilizes a variety of programs to market its products including direct mailings, advertisements in industry trade publications, product brochures, joint marketing development fund advertising, and participation in regional, national and international trade shows.


TECHNICAL SUPPORT AND CUSTOMER SERVICE

nStor believes that its ability to provide prompt and reliable technical support has significantly enhanced its marketing efforts. A toll-free telephone number is provided for support to all OEM's, wholesale distributors and end users. nStor employs an engineering and support staff (about 16 people as of October 31, 1996) all of whom have extensive training and strive to work with all levels of distribution and end users in order to satisfy its customers.

In addition, nStor provides all customers with a limited three year warranty which permits customers to return for repair or replacement all enclosures not operating as warranted. Disk drives are warranted for five years through the manufacturer. Thus far, nStor has not experienced material warranty claims; however, there can be no assurance that warranty claims will not have a material adverse effect on future operating results.


MANUFACTURING AND SUPPLIERS

nStor typically assembles its products from components and prefabricated parts, such as controllers, cabinets, multiple disk
drives and power supplies, manufactured and supplied by others.   The
Company has established strategic relationships with certain of its suppliers to manage inventory in such a manner that the Company is better able to fulfill changing customer needs. nStor has an OEM relationship with Seagate, which it believes is a reliable source of disk drives, and a license agreement with Intel, which allows incorporation of the SAF-TE specification into nStor's products (see
Item 1. Business - RAID Technology). The license agreement has no specific term and does not require any specific payments. nStor believes that the INTEL/SAF-TE relationship enhances its ability to market its product line. nStor believes that there are a sufficient number of suppliers available to meet its manufacturing needs.

The sophisticated nature of the Company's products requires extensive testing by skilled personnel. The Company utilizes specialized testing equipment and maintains an internal test engineering group of about 3 people to provide this product support.


BACKLOG

nStor manufactures its products based on its forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers. Shipments are generally made shortly after receipt of a firm order. Customers may reschedule orders with little or no penalty. As a result, nStor's backlog at any given time is not necessarily indicative of future sales levels.


RESEARCH AND DEVELOPMENT

The Company operates in an industry which is subject to rapid technological change. Its ability to compete successfully is largely dependent upon the timely development and introduction of products and its ability to anticipate and respond to change. The Company uses engineering design teams that work with marketing managers, application engineers and customers to develop products and product enhancements. Computer input/output interface standards are maintained and an extensive disk drive qualification program is in place to monitor disk drives to ensure the quality and performance of the disk drives integrated into the Company's disk arrays. As part of its development strategy, the Company actively seeks available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses.





Research and development expenses during the five months ended
October 31, 1996 amounted to $701,000. All of the Company's research and development expenditures are expensed as incurred. As of October 31, 1996, the Company had 17 full-time employees engaged in research and development.


COMPETITION

The market for all levels of RAID subsystems is subject to intense competition. nStor competes not only with other disk array manufacturers, but also with manufacturers of proprietary, integrated computer systems and system integrators which sell computer systems containing general purpose RAID subsystems, some of which may have significantly greater financial and technological resources or larger distribution capabilities than nStor. Such competitors may offer their products at lower sales prices than nStor; accordingly, nStor must often compete on the basis of product quality, performance and reliability in specific applications. nStor's continued ability to compete will largely depend upon its ability to continue to develop high performance products at competitive prices while continuing to provide superior technical support and customer service.


EMPLOYEES

As of October 31, 1996, nStor employed 50 full-time employees, of which 17 were involved in engineering, product development and technical support, 13 in sales and marketing, 11 in manufacturing and operations, and 9 in finance, management and administration. As
a result of the Parity Acquisition, as of December 31, 1996,    nStor
employed approximately 84 full-time employees. nStor's employees are not covered by a collective bargaining agreement, there have been no work stopages and nStor believes its employee relations are good.

Management believes that the future success of nStor will largely depend upon its ability to continue to attract, employ and retain competent qualified technical, marketing and management personnel. Experienced personnel are in great demand and nStor must compete with other technology firms, some of which may offer more favorable economic incentives to attract qualified personnel.


CERTAIN TRANSACTIONS AND RELATIONSHIPS

     Hilcoast Advisory Services, Inc. ("Advisor")

Since July 1, 1996, Advisor has provided certain financial consulting and administrative services to the Company under a one-year agreement which provides for the payment of $6,000 per month, plus reimbursement for all out-of-pocket expenses, and which may be terminated by the Company upon 60 days notice and by Advisor upon 180 days notice. H. Irwin Levy, a director and principal shareholder of the Company, is the Chairman of the Board, Chief Executive Officer and a principal shareholder of the parent of Advisor. Management believes that the terms of this agreement are no less favorable to the Company than those that would be received from other sources.

     Intelligent Manufacturing Systems, Inc. ("IMS")

R. Daniel Smith, a director of the Company, is also the Chief Executive Officer and sole shareholder of IMS, which specializes in providing software solutions. In July 1996, nStor purchased an integrated software package from IMS, including installation, consulting and training support, at a cost of approximately $172,000. The software package was purchased to facilitate the internal operations of nStor and includes finance, planning and production, sales and marketing, service and engineering modules. Management believes that the terms of this transaction were no less favorable to nStor than those that would be paid to other vendors.



Item 2.  Properties

nStor leases 100% of an approximately 22,000 square foot building in Lake Mary, Florida, under a lease which expires in April 2000, at a present annual base rent of approximately $152,000. This facility accommodates all current operations of nStor including administration and management, engineering, product development, manufacturing, technical support and sales and marketing.

nStor also leases office suites in Costa Mesa, California, and Bedford, England, under leases which expire in 1997. The Company's executive offices consist of a minor amount of space located at 100 Century Blvd., West Palm Beach, Florida.

As a result of the Parity Acquisition, nStor has been negotiating to lease approximately 18,000 square feet of additional manufacturing space in Lake Mary to meet anticipated occupancy requirements. The Company believes that its existing facilities and additional available facilities will be adequate to meet future needs.


Item 3.  Legal Proceedings


In June and August 1996, the Company, two of its directors and nStor were served with two separate Complaints filed in the Supreme Court of the State of New York, County of Nassau, in which the plaintiffs claim to have had contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by nStor (see Note 2 to Consolidated Financial Statements). The plaintiffs seek compensatory damages, punitive damages, and equitable relief for alleged interference with the plaintiffs' alleged rights. Both cases are in preliminary stages; however, the Company is unaware of any facts that would support any of the plaintiff's claims and, accordingly, the Company believes that the claims are without merit.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.


Item 4.  Submission of Matters to a Vote of Security Holders


The Company did not submit any matters to the vote of its security holders during the fourth quarter of its 1996 fiscal year. However, on October 29, 1996, the Board of Directors of the Company voted unanimously to change the name of the Company from IMGE, Inc. to nStor Technologies, Inc. The name change was approved by the written action of the holders of 9,437,261 shares (53%) of the Company's then outstanding shares of common stock. On November 21, 1996, a notice of the name change by written consent was sent to all of the Company's shareholders. On November 7, 1996, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the name change.


                              PART II


Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters

The Company's Common Stock is traded on the over-the-counter ("OTC") market under the symbol NSTT. The following table sets forth the market price range of the Common Stock for each quarter during the years ended October 31, 1996 and 1995, based on the high and low closing sales prices as reported by the National Association of
Securities Dealers' Automated   Quotation System.  Such prices
reflect interdealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.
The Company has not paid any dividends and does not expect to pay any dividends in the near future. No assurance can be given that the Company will pay any dividends on its Common Stock.






                                      Market Price Range
                                     --------------------
        1996                           High         Low
        ----                         --------    --------
     First quarter                       7/8         3/8
     Second quarter                      3/4         3/8
     Third quarter                    1-13/16       11/16
     Fourth quarter                   2-11/16      1

        1995
        ----
     First quarter                       1/8         1/32
     Second quarter                      5/32        1/32
     Third quarter                      25/64        3/32
     Fourth quarter                      3/4         7/32


As of December 31, 1996, the Company had 18,670,477 shares of Common Stock outstanding and approximately 2,200 holders of record of such stock.



Item 6.  Selected Financial Data
         (dollars in thousands, except per share data)


The following table summarizes certain selected consolidated financial data for the Company for each of the years in the five-year period ended October 31, 1996. Certain amounts for years prior to fiscal 1996 have been reclassified to conform to the 1996 presentation. The selected financial data has been derived from the Company's audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report:
















                                     Year Ended October 31,
                           -------------------------------------------------
                              1996      1995      1994      1993      1992
                           -------    -------   -------   -------   --------
Statement of Operations:
  Net sales                $ 5,619    $    -    $    -    $    -     $    -
  Cost of sales              3,547         -         -         -          -
                           -------    -------   -------   -------    -------
  Gross profit               2,072         -         -         -          -

  Operating expenses        (1,957)        -         -         -          -
                           -------    -------   -------   -------    -------
  Income from operations       115         -         -         -          -
  Other, net                12,117(1)     (61)      (71)     (894)      (159)
                           -------    -------   -------   -------    -------
  Income (loss) from con-
    tinuing operations
    before extraordinary
    gains                   12,232        (61)      (71)     (894)      (159)

  Extraordinary gains          566         -        343        92         -
  Loss from discontinued
    operations                  -           -         -        -      (3,537)
                           -------    -------   -------   -------    -------
  Net income (loss)        $12,798   ($    61)  $   272  ($   802)  ($ 3,696)
                           =======    =======   =======   =======    =======
Per common stock:
  Income (loss) from
    continuing opera-
    tions before extra-
    ordinary gains         $   .70   ($   .00) ($   .00) ($   .05)  ($   .01)
  Extraordinary gains          .03         -        .02        -          -
  Loss from discontinued
    operations                  -          -         -         -        (.20)
                           -------    -------   -------   -------    -------
  Net income (loss)        $   .73   ($   .00)  $   .02  ($   .05)  ($   .21)
                           =======    =======   =======   =======    =======
Average number of common
  shares outstanding    17,606,477 17,600,477 17,600,477 17,600,477 17,531,292
                        =========  ========== ========== ========== ==========


Balance Sheet Data:
  Working capital          $11,045    $11,408  ($   586) ($   567)  ($   644)
                           =======    =======   =======   =======    =======

  Total assets             $15,677    $12,054   $    26   $    37    $   488
                           =======    =======   =======   =======    =======

  Long-term debt           $   510    $   476   $   444   $   735    $   386
                           =======    =======   =======   =======    =======

  Stockholders' equity
    (deficit)              $12,390    $10,932  ($ 1,030) ($ 1,302)  ($   542)
                           =======    =======   =======   =======    =======


----------
(1) Principally consists of $11,955 gain from the sale of IMNET stock (see Note 3 to Consolidated Financial Statements).


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

Operating results for fiscal 1996 include the operations of nStor from June 3, 1996, the effective date of the nStor Acquisition (see
Note 2 to Consolidated Financial Statements). As a result of the acquisition, nStor develops, manufactures and markets a full range of computer disk array products, known as RAID (Redundant Array of Independent Disks) subsystems, which provide users with high capacity, fault-tolerant storage and uninterrupted access to data. Allocations have been made to reflect the estimated fair values of the net assets acquired resulting in asset bases which differ from those of the previous owner. In addition, certain of nStor's operating policies and accounting procedures are different from those of the previous owner. Accordingly, comparative financial data of nStor's business for periods prior to June 3, 1996 are not presented in this section since they would be neither comparable nor informative.

From the date the Company disposed of substantially all of its operating assets in October 1992 in exchange for shares in IMNET (see
Note 3 to Consolidated Financial Statements) until the nStor Acquisition in June 1996, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities. Accordingly, operating results for fiscal 1995 consist of administrative and interest expense, partially offset by financial support which IMNET had agreed to provide for minimal operational costs and essential activities of the Company. This financial support ceased in January 1996, when the Company was able to sell its shares in IMNET.


Results of Operations

                       1996 Compared to 1995


The Company reported net income of $12,798,000 for the year ended
October 31, 1996 as compared to a net loss of $61,000 for the year ended October 31, 1995.

Results of operations for fiscal 1996 included a gain of $11,955,000 resulting from the disposition of 100% of the Company's investment in IMNET (see Note 3 to Consolidated Financial Statements) and an extraordinary gain of $566,000 on extinguishment of debt (see Note 7 to Consolidated Financial Statements).




     Sales

During its initial five months of operations, nStor's net sales amounted to $5,619,000 generated through a network of OEM's and wholesale distributors located worldwide. Future sales are expected to increase significantly principally due to the Parity Acquisition, effective December 1, 1996 (see Note 11 to Consolidated Financial Statements), nStor's recent introduction of new RAID products, and the completion of agreements with several new OEM's. Sales are also expected to be positively affected as nStor's product line is made available to Parity's customer base. For the twelve month period prior to the Parity Acquisition, Parity's sales were approximately
$28.5 million.     The foregoing statements regarding increases in
nStor's future sales are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for nStor's products, improvements in alternative technologies, a lack of market acceptance for new products introduced by nStor and the failure of nStor to successfully market its products.

     Cost of Sales/Gross Margin

Gross margins for fiscal 1996 amounted to 37%. nStor's gross margins are dependent, in part, on product mix which is anticipated to fluctuate from time to time. nStor has been able to increase its gross margins over those achieved by its predecessor due to a greater emphasis on selling higher margin enhanced storage devices and certain cost efficiencies. Although nStor expects to achieve higher gross margins in the future on sales of products related to the nStor Acquisition, gross margins on product sales associated with the Parity Acquisition are not anticipated to reach that level during the transition period. However, nStor expects to be able to gradually increase gross margins on the Parity product line during 1997 as operating efficiencies are realized and nStor's component servicing capabilities allow the Parity product line to be manufactured at a
lower cost.     The foregoing statements regarding increases in
nStor's future gross margins are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increases in the cost of components or raw materials used in nStor's products, increased labor costs, higher production costs for new products developed by nStor, decreases in the price of nStor's products, and a shift in product sales to less profitable products.

     Operating Expenses

nStor's operating expenses for its initial five months ended October 31, 1996 amounted to $1,957,000, consisting of $701,000 in research, development and other engineering costs and $1,256,000 in selling, general and administrative expenses. Operating expenses are expected to increase in the future due to the Parity Acquisition and as nStor continues to focus on improvements and innovations to its existing product lines and expansion of its customer base. However, nStor expects to realize certain operating efficiencies in light of the Parity Acquisition through elimination of duplicate activities and
locations.    The foregoing statements regarding achieving operating
efficiencies in nStor's future operating expenses are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, difficulty in reducing or reallocating nStor's work force, an inability to consolidate nStor's physical plants and production capabilities, and delays in the integration of nStor's operational and sales efforts following the Parity Acquisition.

     Other, net

Other, net principally consists of interest income, net of investment expenses, and amounted to $234,000 in fiscal 1996 as compared to $9,000 for the preceding fiscal year. This increase was attributable to interest income earned on the net proceeds received from the sale of the Company's investment in IMNET.

     Income Taxes

Income tax expense was not provided on the Company's pre-tax income during fiscal 1996 due to utilization of net operating loss carryforwards. (See Note 5 to Consolidated Financial Statements).


                       1995 Compared to 1994


The Company reported a net loss of $61,000 for the year ended October 31, 1995 as compared to net income of $272,000 for the year ended
October 31, 1994. During both years, the Company's only activities consisted of monitoring its investment in IMNET and exploring potential business opportunities.

Fiscal 1994 results included an extraordinary gain of $343,000 resulting from the Company's extinguishment of debt.


Liquidity and Capital Resources

Net cash used by operating activities increased to $441,000 during the year ended October 31, 1996, as compared to $11,000 in the preceding year, principally attributable to increases in accounts receivable ($1,731,000) and inventory ($391,000) subsequent to the nStor Acquisition partially offset by higher accounts payable and
other liabilities ($1,574,000).   nStor did not acquire accounts
receivable nor assume accounts payable as a result of the nStor Acquisition. Net cash provided by investing activities amounted to $11,049,000 during 1996, primarily as a result of $11,955,000 of net proceeds received on the sale of IMNET, less $592,000 paid in connection with the nStor Acquisition.



Since the nStor Acquisition, nStor's working capital needs have been funded by cash flow from operations and the Company's cash balances. At October 31, 1996, the Company's cash and cash equivalents amounted to $10,608,000 of which $7,352,000 was invested in high quality short-term corporate securities. Effective December 1, 1996, nStor completed the Parity Acquisition and paid approximately $5.8 million in cash, including approximately $3 million to repay the outstanding balance of Parity's bank line of credit. nStor is presently negotiating for an asset based bank line of credit to finance its expanding working capital needs and maintain a high level of liquidity. Management believes that nStor's cash flow generated from operations and the Company's cash balances will be sufficient to satisfy nStor's working capital and capital expenditure needs for at least the next twelve months as currently planned.


Effect of Inflation

Inflation has not had any impact on nStor's operations and the Company does not expect that it will have any material impact in 1997.


Forward Looking Information:  Certain Cautionary Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements.
Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate.
These forward looking statements involve risks and uncertainties including but not limited to nStor's future cash flows, sales, gross margins and operating costs, the effect of conditions in the technology industry and the economy in general, legal proceedings, as well as certain other risks. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission.















Item 8.  Financial Statements and Supplementary Data


       Table of Contents to Consolidated Financial Statements


                                                             Page

Report of Independent Certified Public Accountants            21

Consolidated Financial Statements:

     Balance Sheets - October 31, 1996 and 1995               22

     Statements of  Operations - Years Ended
        October 31, 1996, 1995 and 1994                       23

     Statements of Stockholders' Equity - Years
        Ended October 31, 1996, 1995 and 1994                 24

     Statements of Cash Flows - Years Ended
        October 31, 1996, 1995 and 1994                       25

     Notes to Consolidated Financial Statements             26-35










Schedules are omitted because of the conditions under which they are required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.


















         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors of
   nStor Technologies, Inc.



We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries as of October 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of October 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.


                         BDO Seidman, LLP




Orlando, Florida
January 10, 1997










             nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
             =========================================
                       (dollars in thousands)

                                                        October 31,
                                                 -----------------------
             ASSETS (Note 2)                        1996         1995
             ---------------                     ----------   ----------
Current assets:
  Cash and cash equivalents                       $ 10,608     $     15
  Accounts receivable                                1,747           16
  Inventories (Note 4)                               1,385           -
  Prepaid expenses and other                            82           -
  Investment in IMNET Systems, Inc. (Note 3)            -        12,023
                                                 ----------   ----------
      Total current assets                          13,822       12,054

Deferred tax asset  (Note 5)                           182           -
Furniture  and equipment, net of $51
  accumulated depreciation                             694           -
Intellectual and other intangible
  assets, net of $17
  accumulated amortization                             979           -
                                                 ----------   ----------
                                                  $ 15,677     $ 12,054
           LIABILITIES (Note 2)                  ==========   ==========
           --------------------
Current liabilities:
  Accounts payable and other                      $  1,694     $     17
  Notes payable (Note 7 )                               -           629
  Warranty  liability                                  283           -
  Royalty liability                                    800           -
                                                 ----------   ----------
     Total current liabilities                       2,777          646

Convertible notes  (Note 6)                            510          476
                                                 ----------   ----------
     Total liabilities                               3,287        1,122
                                                 ----------   ----------

Commitments and  contingencies (Notes 9 and 10)

  STOCKHOLDERS' EQUITY (Note 2, 10 and 11)
  ----------------------------------------

Preferred stock, $.01 par; shares authorized
  1,000,000; outstanding none                           -            -
Common stock, $.05 par; shares authorized
  24,000,000; outstanding 18,670,477 and
  17,600,477                                           934          880
Additional paid-in capital                          29,923       29,294
Net unrealized gain on securities
  available for sale                                    -        12,023
Deficit                                            (18,467)     (31,265)
                                                 ----------   ----------
     Total stockholders' equity                     12,390       10,932
                                                 ----------   ----------
                                                  $ 15,677     $ 12,054
                                                 ==========   ==========

______
See accompanying notes to consolidated financial statements.




             nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Note 2)
               =====================================
           (dollars in thousands, except per share data)



                                               Year Ended October 31,
                                          ---------------------------------
                                           1996         1995         1994
                                          -------      -------      -------

Sales  (Note 8)                           $ 5,619      $    -       $    -
Cost of sales                               3,547           -            -
                                          --------     -------      --------
  Gross profit                              2,072           -            -
                                          --------     -------      --------

Operating expenses:
  Research and development                    701           -            -
  Selling, general and administrative       1,256           -            -
                                          --------     --------     --------
  Total operating expenses                  1,957           -            -
                                          --------     --------     --------

  Income from operations                      115           -            -

Gain from sale of IMNET Systems,
  Inc. stock  (Note 3)                     11,955           -            -
Interest income, net of investment
  expenses                                    234            9           20
Interest expense                              (72)         (70)         (91)
                                          --------     --------     --------

Income (loss) before
  extraordinary gain                       12,232          (61)         (71)
Extraordinary gain from debt
  extinguishment  (Note 7)                    566           -           343
                                          --------     --------     --------
  Net income (loss)                       $12,798     ($    61)     $   272
                                          ========     ========     ========

Per common share:
  Income (loss) before
    extraordinary gain                    $  .70      ($   .00)    ($   .00)
  Extraordinary gain                         .03            -           .02
                                          -------      -------      -------
  Net income (loss)                       $  .73      ($   .00)     $   .02
                                          =======      =======      =======

Average number of common shares
  outstanding                           17,606,477   17,600,477   17,600,477
                                        ==========   ==========   ==========

______
See accompanying notes to consolidated financial statements.




             nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (NOTES 2, 10 and 11)
          ===============================================
                       (dollars in thousands)

                                                    Net
                                                 Unrealized
                        Common Stock     Addi-    Gain on
                     ----------------   tional   Securities
                                 Par    Paid-in  Available
                        Shares  Value   Capital   For Sale   Deficit  Total
                     ---------- -----  --------  ---------  -------- -------

Balances, October
 31, 1993            17,600,477  $880   $29,294   $   -    ($31,476) ($1,302)

Net income for the
 year ended October
 31, 1994                  -        -        -        -         272      272
                     ----------  ----   -------   ------    -------   -------
Balances, October
 31, 1994            17,600,477   880    29,294       -     (31,204)  (1,030)

Net unrealized gain
 on securities
 available for sale        -        -        -    12,023         -    12,023
Net loss for the
 year ended October
 1995                      -        -        -        -         (61)     (61)
                     ----------  ----   -------  -------    -------- --------
Balances, October
 31, 1995            17,600,477   880    29,294   12,023    (31,265)  10,932

Change in net un-
 realized gain on
 securities avail-
 able for sale             -        -        -   (12,023)        -   (12,023)

Issuance of common
stock in connec-
tion with:
 Acquisition of
  minority
  interest           1,000,000     50      550        -          -       600
 Exercise of
  warrants              60,000      3       57        -          -        60
 Extinguishment
  of debt               10,000      1       22        -          -        23

Net income for the
 year ended
 October 31, 1996         -         -       -         -      12,798   12,798
                    ----------  -----  -------   -------    -------  --------
Balances, October
 31, 1996           18,670,477  $ 934  $29,923   $    -    ($18,467) $12,390
                    ==========  =====  =======   =======    =======  ========

______
See accompanying notes to consolidated financial statements.

             nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Note 2)
               =====================================
                           (in thousands)
                                                    Year Ended October 31,
                                                  ---------------------------
                                                   1996      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:             -------   -------   -------
  Net income (loss)                               $12,798   ($  61)    $ 272
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Gain from sale of IMNET Systems,
        Inc. stock                                (11,955)      -         -
      Extraordinary gain from debt
        extinguishment                               (566)      -       (343)
      Depreciation and amortization                    68       -         -
      Deferred tax asset                             (182)      -         -
      Minority interest in net income of
        consolidated subsidiary                        26       -         -
      Changes in assets and liabilities,
        net of effects from acquisition:
          Increase in accounts receivable          (1,731)     (16)       -
          Increase in inventories                    (391)      -         -
          Increase in prepaid expenses
            and other                                 (82)      -         -
          Increase in accounts payable
            and other liabilities                   1,574       66        60
                                                  -------   -------   -------
Net cash used by operating activities                (441)     (11)      (11)
                                                  -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of IMNET
    Systems, Inc. stock                            11,955        -         -
  Cash paid for acquisition                          (592)       -         -
  Additions to furniture and equipment               (314)       -         -
                                                  -------   -------   -------
Net cash provided by investing activities          11,049        -         -
                                                  -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock warrants             60        -         -
  Cash paid for debt extinguishment                   (75)       -         -
                                                  -------   -------   -------
  Net cash used by financing activities               (15)       -         -
                                                  -------   -------   -------
Net increase (decrease) in cash
  and cash equivalents during the year             10,593      (11)      (11)
Cash and cash equivalents at the
  beginning of the year                                15       26        37
                                                  -------   -------   -------
Cash and cash equivalents at the end of the year  $10,608   $   15    $   26
                                                  =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES:
    Acquisitions:
      Fair value of assets acquired               $ 2,348   $   -    $    -
      Liabilities assumed                          (1,156)      -         -
      Common stock issued                            (600)      -         -
                                                  -------   -------   -------
          Cash paid                               $   592   $   -     $   -
_________                                         =======   =======   =======
See accompanying notes to consolidated financial statements.


             nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ==========================================



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Principles of Consolidation and Basis of Presentation


The consolidated financial statements include the accounts of nStor Technologies, Inc. (formerly IMGE, Inc.) and all wholly-owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

     Business

The Company, through its operating subsidiary, nStor Corporation, Inc. ("nStor" - see Note 2 to Consolidated Financial Statements) has been engaged in the development, manufacture and marketing of a full range of disk array products, known as RAID (Redundant Array of Independent Disks) subsystems (the "RAID Business") since June 3, 1996, the effective date of nStor's acquisition of the RAID Business (the "Acquisition"). nStor's RAID subsystems provide users with high capacity, fault-tolerant storage, allow uninterrupted access to data and support a variety of operating systems. nStor's products are sold through a network of original equipment manufacturers ("OEM's") and distributors located worldwide.

Prior to the Acquisition, the Company's only assets were securities issued by IMNET Systems, Inc. ("IMNET" - see Note 3 to Consolidated Financial Statements), which the Company had acquired in October 1992 in exchange for substantially all of the Company's operating assets. During the time in which the Company owned the IMNET securities, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities.


     Fiscal Year

In November 1996, the Company changed its fiscal year from October 31 to December 31, effective with the calendar year beginning
January 1, 1997.



     Investment Securities

Prior to the sale of IMNET securities in 1996 (see Note 3 to Consolidated Financial Statements), the Company's investment in IMNET was classified as available for sale and stated at fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.

     Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value.

     Revenue Recognition

Sales revenue is recognized upon shipment provided that there are no significant post-sale obligations and the collectibility is reasonably assured.

     Warranty Costs

Warranty costs are provided on the basis of estimated net future costs related to products sold.

     Furniture,  Equipment and Depreciation

Furniture and equipment is carried at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years.

     Intellectual and Other Intangible Assets

Intellectual assets, consisting of trademarks and proprietary technology, are carried at cost. Amortization is computed under the straight-line method over the useful lives of the assets, generally 15 years. The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over 15 years.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", which the Company will be required to implement for its fiscal year ending December 31, 1997. The statement requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and fair value. Assets to be disposed must be valued at the lower of carrying value or fair value less costs to sell. The Company does not expect adoption to have a material effect on its financial position or results of operations.

     Research and Development Costs

Research and development costs are expensed as incurred.

     Income Taxes

Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities.

     Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. During fiscal 1994 and 1995, there were no common stock equivalents. The effect of common stock equivalents in fiscal 1996 was not material.

     Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. During the periods presented, no interest was paid by the Company.


     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 1996.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values.

     Reclassifications

Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 presentation.

     Recently Issued Accounting Pronouncement

The Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), Accounting for Stock Based Compensation during its fiscal year ended Decembr 31, 1997. SFAS No. 123, among other things, requires certain added disclosures regarding the fair value of equity instruments, such as stock options, issued by the Company. In addition, SFAS No. 123 encourages the recognition of expense for the fair value of equity instruments issued by the Company.

The Company has not yet determined whether the optional expense recognition provisions of SFAS No. 123 will be adopted, and therefore, the effects of adopting SFAS No. 123 have not been determined.


(2)  ACQUISITIONS

Effective June 3, 1996, nStor acquired certain net assets (the "Business") of Seagate Peripherals, Inc. ("Seagate") for $592,000 in cash, including acquisition costs, and a royalty to Seagate, estimated at $800,000, payable based upon 5% of nStor's sales of certain products during the 15 month period beginning October 1, 1996. At closing, the Company acquired 80% of the outstanding stock of nStor for $500,000 in cash. Effective October 31, 1996, the Company acquired the remaining 20% of nStor from R. Daniel Smith, a director of the Company and the president and a director of nStor, in exchange for one million shares of the Company's common stock, valued at $600,000 (net of applicable discount ). The minority interest in nStor's net income, amounting to $26,000, has been included in operating expenses in fiscal 1996.

The acquisitions have been accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the effective acquisition dates, and the results of nStor's operations included in the Company's consolidated financial statements from those dates. The excess of the purchase price over the fair value of net assets acquired (goodwill) approximated $381,000, which is being amortized over 15 years.

The following unaudited proforma consolidated results of operations have been prepared as if the acquisitions had occurred at the beginning of fiscal 1996 and at January 1, 1995, the inception of Seagate's operation of the Business. During its operation of the Business, among other items, Seagate included a significant allocation of its corporate overhead expenses to the operating expenses of the Business. The proforma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions occurred on those dates, or of future results (in thousands):

                                             Year Ended
                                             October 31,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
Net sales                                $14,915     $10,630
                                         =======     =======
Income (loss) before extraordinary
  gain                                   $11,014    ($ 2,661)
                                         =======     =======
Net income (loss)                        $11,580    ($ 2,661)
                                         =======     =======
Per common share:
  Income (loss) before extra-
    ordinary gain                          $.59       ($.14)
                                           ====        ====
  Net income (loss)                        $.62       ($.14)
                                           ====        ====


(3)  INVESTMENT IN IMNET SYSTEMS, INC. ("IMNET")

During 1996, a subsidiary of the Company sold all of its shares of IMNET and received net proceeds of $11,955,000. For reporting purposes, the Company had written off its entire investment in IMNET in 1993, and accordingly, the Company recognized a gain of $11,955,000 during 1996.


(4)  INVENTORIES

At October 31, 1996, inventories are summarized as follows (in thousands):




        Raw materials                $1,164
        Work-in-process                 143
        Finished goods                   78
                                     ------
                                     $1,385
                                     ======


(5)  INCOME TAXES

(a) As of December 31, 1995, the Company's tax year end, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $13.1 million for which no financial statement benefit had been recognized. The Company expects to be able to utilize the NOL's to offset fiscal 1996 regular federal taxable income. The remaining NOL's, approximating $4.1 million as of October 31, 1996, principally expire in 2006. In addition, the Company has research and development tax credit carryforwards of approximately $453,000 which expire from 2002 through 2005 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $182,000, at October 31, 1996, which may be used indefinitely to reduce regular federal income taxes.

(b) For the year ended October 31, 1996, the provision for federal income tax expense (credit) is as follows (in thousands):


               Current             $182
               Deferred            (182)
                                   ----
                                    -0-
                                   ====


(c) Income tax expense differs from the amount computed by multiplying income before income tax expense by the statutory federal income tax rate principally due to utilization of the NOL's.


(d) The tax effects of temporary differences that gave rise to significant portions of deferred tax assets follows (in thousands):








                                           October 31,
                                       -------------------
                                         1996       1995
                                       --------   --------

     NOL and tax credit carryforwards  $  2,025   $  4,944
     Investment in IMNET                   -         1,232
                                       --------   --------
                                          2,025      6,176

     Less valuation allowance             1,843     (6,176)
                                       --------   --------
     Deferred tax asset                $    182   $    -
                                       ========   ========



(6)  CONVERTIBLE NOTES

The Company's only long-term debt consists of convertible notes with a carrying amount of $510,000 and $476,000 at October 31, 1996 and 1995, respectively. These notes have a face amount of $400,000, have been discounted based on an effective interest rate of 12%, include accrued interest of $197,000 and $189,000, respectively, and mature in 2000. The notes are convertible into
160,000 shares of common stock of the Company   (based on one
common share for each $2.50 of  face amount).


(7)  EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

During 1996, the Company paid $75,000 in cash and issued 10,000 shares of its common stock in full satisfaction of the $664,000 outstanding balance (including accrued interest) of notes payable which had been in dispute due to certain subordination provisions contained in the notes. As a result of this settlement, the Company recognized a $566,000 extraordinary gain from debt extinguishment.


(8)  SIGNIFICANT CUSTOMERS

One customer represented approximately 53% of sales for fiscal
1996. There are no other customers who accounted for 10% or more during this period.








(9)  LITIGATION

In June and August 1996, the Company, two of its directors and nStor were served with two separate Complaints, in which the plaintiffs claim to have had contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by nStor (see Note 2 to Consolidated Financial Statements). The plaintiffs seek compensatory damages, punitive damages, and equitable relief for alleged interference with the plaintiffs' alleged rights. Both cases are in preliminary stages; however, the Company is unaware of any facts that would support any of the plaintiff's claims and, accordingly, the Company believes that the claims are without merit.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.


(10)  STOCK OPTIONS AND WARRANTS

Under the Company's 1996 Stock Option Plan (the "Plan"), qualified and non-qualified stock options to purchase up to 2.5 million shares of the Company's common stock may be granted to officers, directors, key employees and non-employees, of which 1,050,000 shares have been granted as of October 31, 1996. Summarized information related to the Plan and previously granted warrants and stock options follows:

                                  Number         Option price
                                of shares         per share
                                ---------         ---------
Outstanding at October 31,
  1994 and 1995                   105,000           $1.00

Fiscal 1996:
  Granted                       1,050,000        $1.22-$2.10
  Exercised                       (60,000)          $1.00
  Expired                         (45,000)          $1.00

Outstanding at October 31,
  1996                          1,050,000        $1.22-$2.10



(11)  SUBSEQUENT EVENT

Effective December 1, 1996, nStor acquired substantially all the assets and assumed certain liabilities of Parity Systems, Inc. ("Parity"), a privately-owned company engaged in the design, manufacture and sale of computer storage subsystems, memory devices and peripheral equipment and the integration of storage management solutions, digital media management, and client/server systems for RISC-based UNIX and Windows NT Server environments. The purchase price consisted of approximately $5.8 million in cash, including approximately $3 million to repay the outstanding balance of Parity's bank line of credit, and a warrant (exercisable at any time during the three years following the Parity acquisition) to purchase 500,000 shares of the Company's common stock at $2.10 per share, the market price for the Company's common stock on October 17, 1996, the date of execution of the Letter of Intent regarding the Parity acquisition.


(12) RELATED PARTY TRANSACTIONS

     Hilcoast Advisory Services, Inc. ("Advisor")

Since July 1, 1996, Advisor has provided certain financial consulting and administrative services to the Company under a one-year agreement which provides for the payment of $6,000 per month, plus reimbursement for all out-of-pocket expenses, and which may be terminated by the Company upon 60 days notice and by Advisor upon 180 days notice. H. Irwin Levy, a director and principal shareholder of the Company, is the Chairman of the Board, Chief Executive Officer and a principal shareholder of the parent of Advisor. Management believes that the terms of this agreement are no less favorable to the Company than those that would be received from other sources.

     Intelligent Manufacturing Systems, Inc. ("IMS")

R. Daniel Smith, a director of the Company and the president and a director of nStor, is also the chief executive officer and sole shareholder of IMS, which specializes in providing software solutions. In July 1996, nStor purchased an integrated software package from IMS, including installation, consulting and training support, at a cost of approximately $172,000. The software package was purchased to facilitate the internal operations of nStor and includes finance, planning and production, sales and marketing, service and engineering modules. Management believes that the terms of this transaction were no less favorable to nStor than those that would be paid to other vendors.


(13)  LEASES

nStor leases its operating facilities under operating leases which expire at various dates through April 2000. At October 31, 1996, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):




               1997           $164
               1998            152
               1999            152
               2000            152
                              ----
                              $620
                              ====

Rent expense was $62,000 for the period ended October 31, 1996.


(14)  401(k) PLAN

nStor established a 401(k) deferred contribution plan covering substantially all employees meeting certain minimum age and service requirements. Contributions to the plan will be determined by the Board of Directors. There were no contributions made to the plan during the fiscal year ended October 31, 1996.




































Item 9.  Disagreement on Accounting and Financial Disclosure


               Not Applicable





                             PART III


Item 10.  Directors and Executive Officers of the Registrant


For information concerning this item, see the text under the caption "Election of Directors" and "Management" in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with respect to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.


Item 11.  Executive Compensation


For information concerning this item, see the text and tables under the caption "Executive Compensation", "Report on Compensation" and the graph under the caption "Performance Graph", in the Proxy Statement, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial
          Owners and Management


For information concerning this item, see the table and text of "Security Ownership" and "Management" in the Proxy Statement, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions


For information concerning this item, see the text under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.








                             PART IV




Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K



(a) (1)   Financial Statements - See index to Consolidated
          Financial Statements at page 20 of this Form 10-K.


    (2) Financial statement schedules have been omitted because of the conditions under which they are required, or because the information required therein is set forth in the Consolidated Financial Statements or the notes thereto.


    (3)   Exhibits  -  See Exhibit Index at page 38 of this Form
          10-K.



(b) The Registrant filed or amended reports on Form 8-K during the fourth quarter of 1996 as follows:


          (i) A report on Form 8-K/A dated June 18, 1996 and filed September 3, 1996, reporting under Item 7 - Financial Statements of Business Acquired, Proforma Financial Information and Exhibits. (Reference Form 8-K dated June 18, 1996, filed July 2, 1996)














                          EXHIBIT INDEX

Exhibit
Number                           Description


 3.1  Certificate of Incorporation of the Company, as amended.

 3.2  By-laws of the Company, as amended.

 4.1 Certificate of Incorporation of the Company, as amended - see Exhibit 3.1 above.

 4.2  By-laws of the Company, as amended - see Exhibit 3.2 above.

10.1  Asset Purchase Agreement, dated May 23, 1996, between
      Seagate Peripherals, Inc. as seller and Intelligent
      Manufacturing Systems, Inc. as purchaser.  (1)

10.2  Amendment No. 1 to the Asset Purchase Agreement, dated June
      4, 1996, between Seagate Pheripherals, Inc. and Intelligent
      Manufacturing Systems, Inc.  (1)

10.3  Assignment of Asset Purchase Agreement by Intelligent
      Manufacturing Systems, Inc. to nStor Corporation, Inc.  (1)

10.4 Consent to Assignment of Asset Purchase Agreement by Seagate Peripherals, Inc. (1)

10.5  Asset Purchase Agreement Between Parity Systems, Inc. and
      nStor Corporation, Inc., dated November 30, 1996.  (2)

10.6  Form of Warrant, dated December 30, 1996, granting Parity
      Systems, Inc. the right to purchase 500,000 shares of the
      Registrant's common stock.  (2)

10.7  Agreement and Plan of Reorganization by and among nStor
      Technologies, Inc., nStor Corporation, Inc. and R. Daniel
      Smith, dated as of October 31, 1996.

10.8  1996 Stock Option Plan, dated October 5, 1996.

21    Subsidiaries of the Registrant.

27    Financial Data Schedule.

______________
  (1) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K/A dated June 18, 1996, filed September 3, 1996.

  (2) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K dated December 30, 1996, filed January 13, 1997.


                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               nSTOR TECHNOLOGIES, INC.

                          /s/ Jack Jaiven
               By:_____________________________________
                  Jack Jaiven, Vice President


Dated:  January 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            /s/ Mark F. Levy
January 27, 1997    ______________________________________
                    Mark F. Levy, President and Director

                            /s/ Joseph D. Weingard
January 27, 1997    ______________________________________
                    Joseph D. Weingard, Vice President,
                    Secretary and Director

                            /s/ Jack Jaiven
January 27, 1997    ______________________________________
                    Jack Jaiven, Vice President,
                    Principal Financial Officer and
                    Principal Accounting Officer

                            /s/ H. Irwin Levy
January 27, 1997    ______________________________________
                    H. Irwin Levy,  Director

                            /s/ R. Daniel Smith
January 27, 1997    _____________________________________
                    R. Daniel Smith,  Director


January   , 1997    ____________________________________
                    Michael L. Wise,  Director