Form 10-QT
period 1996-12-31
NSTOR TECHNOLOGIES INC
filed 1997-02-19
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q

_____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ________________________________

                                OR

  X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 1996 to December 31, 1996


                 Commission File Number:  0-8354


                      nSTOR TECHNOLOGY, INC.
                      (Formerly IMGE, Inc.)
       (Exact name of Registrant as specified in its Charter)


          Delaware                                95-2094565

(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                        100 Century Blvd.
                    West Palm Beach, FL  33417
             (Address of principal executive office)

                          (561) 640-3131
                 (Registrant's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X      No _____

  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of January 31, 1997: 18,670,477





PART 1.   FINANCIAL INFORMATION


Item 1.   Financial Statements



          The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the fiscal year ended October 31, 1996. In November 1996, the Company changed its fiscal year from October 31 to December 31, effective with the calendar year beginning January 1, 1997. The transition report is being filed hereon on Form 10-Q for the two months ended December 31, 1996.

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



















nSTOR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands) (Note 2)


                                                   Dec. 31,    Oct. 31,
                 ASSETS                              1996        1996
                 ------                           ---------   ---------
Current assets:
  Cash and cash equivalents                        $ 4,619     $10,608
  Accounts receivable                                5,016       1,747
  Inventories (Note 3)                               4,237       1,385
  Prepaid expenses and other                           128          82
                                                   -------     -------
     Total current assets                           14,000      13,822

Deferred tax asset                                     182         182
Property and equipment, net of $90
  and $51 accumulated depreciation                   1,159         694
Goodwill and other intangible assets,
  net of $56 and $17 accumulated amortization        5,767         979
                                                   -------     -------
                                                   $21,108     $15,677
                                                   =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Accounts payable                                 $ 4,288     $ 1,325
  Accrued expenses and other                         2,722         652
  Royalty liability  (Note 2)                          800         800
                                                   -------     -------
     Total current liabilities                       7,810       2,777

Convertible notes due 2000 (including
  $198 and $197 of accrued interest)                   516         510
                                                   -------     -------
     Total liabilities                               8,326       3,287
                                                   -------     -------

Commitments and contingencies (Note 4)


         STOCKHOLDERS' EQUITY
         --------------------

Preferred stock, $.01 par; shares
  authorized 1,000,000; outstanding none                -           -
Common stock, $.05 par; shares authorized
  24,000,000; outstanding 18,670,477                   934         934
Additional paid-in capital                          30,393      29,923
Deficit                                            (18,545)    (18,467)
                                                   -------     -------
     Total stockholders' equity                     12,782      12,390
                                                   -------     -------
                                                   $21,108     $15,677
                                                   =======     =======


_______
See accompanying notes to consolidated financial statements.



nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data) (Note 2)





                                                   Two Months Ended
                                                      December 31,
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------

Sales                                             $ 4,739     $    -
Cost of sales                                       3,392          -
                                                  -------     -------
     Gross profit                                   1,347          -
                                                  -------     -------

Operating expenses:
  Research and development                            299          -
  Selling, general and administrative               1,188          -
                                                  -------     -------
     Total operating expenses                       1,487          -
                                                  -------     -------

     Loss from operations                            (140)         -

Interest income                                        87          -
Interest expense and other                            (25)        (23)
                                                  -------     -------

Net loss                                          ($   78)   ($    23)
                                                  =======     =======

Net loss per common share                         ($ 0.00)   ($  0.00)
                                                  =======     =======

Average number of common
  shares outstanding                            18,670,477   17,600,477
                                                ==========   ==========












_______
See accompanying notes to consolidated financial statements.



nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)




                                        Addi-
                       Common Stock    tional
                    -----------------  Paid-In
                      Shares   Amount  Capital  Deficit   Total
                    ---------- ------  -------  -------  -------

Balances, October
  31, 1996          18,670,477  $934   $29,923 ($18,467) $12,390

Warrant issued in
  connection with
  acquisition
  (Note 2)               -        -        470       -       470

Net loss for the
  two months ended
  December 31, 1996      -        -         -       (78)     (78)
                    ----------  ----   -------  -------  -------
Balances, December
  31, 1996          18,670,477  $934   $30,393 ($18,545) $12,782
                    ==========  ====   =======  =======  =======




















_______
See accompanying notes to consolidated financial statements.


nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Note 2)
                                              Two Months Ended
                                                December 31,
                                            -------------------
                                              1996       1995
                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  ($    78)  ($   23)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization               82        -
      Changes in assets and liabilities,
        net of effects from acquisition:
          Increase in accounts receivable       (442)        5
          Increase in inventories               (309)       -
          Increase in other assets               (22)       -
          Increase in accounts payable,
            accrued expenses and other
            liabilities                          481        10
                                             -------    ------
Net cash used by operating activities           (288)       (8)
                                             -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition                   (2,800)       -
  Additions to property and equipment           (201)       -
                                             -------    ------
Net cash used by investing activities         (3,001)       -
                                             -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to borrowings                        350        -
  Repayments on borrowings                    (3,050)       -
                                             -------    ------
Net cash used by financing activities         (2,700)       -
                                             --------   ------
Net decrease in cash during the period        (5,989)       (8)
Cash at the beginning of the period           10,608        15
                                             -------    ------
Cash at the end of the period                $ 4,619    $    7
                                             =======    ======
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING ACTIVITIES:
  Acquisition:
    Fair value of assets acquired            $10,528    $   -
    Liabilities assumed                       (4,558)       -
    Borrowings repaid at closing              (2,700)       -
    Warrant issued to seller                    (470)       -
                                             -------     ------
        Cash paid for acquisition            $ 2,800     $  -
                                             =======     ======
_______
See accompanying notes to consolidated financial statements.



nSTOR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

Since June 3, 1996, nStor Technologies, Inc. (the "Company"), through its operating subsidiary, nStor Corporation, Inc. ("nStor"), has been engaged in the development, manufacture and marketing of a full range of disk array products, known as RAID (Redundant Array of Independent Disks) subsystems (the "RAID Business"), which provide users with high capacity, fault-tolerant storage, allow uninterrupted access to data and support a variety of operating systems. Since December 1, 1996, nStor has also been engaged in the development, manufacture and marketing of memory devices and peripheral equipment, and the integration of storage management solutions, digital media management and client/server environments for RISC-based UNIX and Windows NT Server environments (the "Parity Business").

Prior to the Company's acquisition of the RAID Business (effective June 3, 1996), the Company's only assets were securities issued by IMNET Systems, Inc. ("IMNET") which the Company had acquired in October 1992 in exchange for substantially all of the Company's operating assets. During the time in which the Company owned the IMNET securities, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities. During 1996, the Company sold the IMNET securities.

     Fiscal Year

In November 1996, the Company changed its fiscal year from October 31 to December 31, effective with the calendar year beginning January 1, 1997. Certain amounts in the financial statements presented for the previous fiscal 1996 period have been restated to conform to the new fiscal 1996 presentation.

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




(2)  ACQUISITIONS


Effective June 3, 1996, nStor, a newly-formed subsidiary which was 80% owned at that time, acquired the RAID Business (see Note 1 to Consolidated Financial Statements), consisting of certain net assets of Seagate Peripherals, Inc. located in Lake Mary, Florida. The purchase price consisted of $592,000 in cash, including acquisition costs, and a royalty to Seagate, estimated at $800,000, payable based upon 5% of nStor's sales of certain products during the 15 month period beginning October 1, 1996. Effective October 31, 1996, the Company acquired the remaining 20% of nStor from R. Daniel Smith, the president of the nStor operating subsidiary and currently a director of the Company, in exchange for one million shares of the Company's common stock, valued at $600,000 (net of applicable discount).

Effective December 1, 1996, nStor acquired the Parity Business (see
Note 1 to Consolidated Financial Statements), consisting of substantially all the net assets of Parity Systems, Inc. ("Parity"), a privately-owned company located in Los Gatos, California. The purchase price consisted of $2.8 million in cash and a warrant (exercisable at any time through December 1999) to purchase 500,000 shares of the Company's common stock at $2.10 per share, valued at $470,000. The transaction closed on December 30, 1996, on which date nStor repaid the approximately $3 million outstanding balance of Parity's bank line of credit.

The acquisitions have been accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the effective acquisition dates, and the operating results of the acquired businesses included in the Company's consolidated financial statements from those dates. Allocation of the purchase price of the Parity Business has been made on a preliminary basis, subject to adjustment should new or additional facts about the business become known. The excess of the purchase price of the acquisitions over the fair value of net assets acquired (goodwill) approximated $5.2 million and is being amortized over periods not exceeding 15 years. For the two months ended December 31, 1996, amortization of goodwill approximated $42,000.


(3)  INVENTORIES

Inventories are summarized as follows (in thousands):








                                December    October
                                31, 1996    31, 1996
                                --------    --------
     Raw materials              $ 3,595     $ 1,164
     Work-in-process                 88         143
     Finished goods                 554          78
                                -------     -------
                                $ 4,237     $ 1,385
                                =======     =======




(4)  CONTINGENCIES

See Part II, Item 1, for a discussion of the Company's Legal
Proceedings.



































Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview

nStor acquired the RAID Business and the Parity Business, effective June 3, 1996 and December 1, 1996, respectively. Allocations have been made to reflect the estimated fair values, as of the effective acquisition dates, of the net assets acquired which has resulted in asset bases which differ from those of the previous owners. In addition, certain of nStor's operating policies and accounting procedures are different from those of the previous owners. Accordingly, comparative financial data of the RAID Business and the Parity Business for periods prior to the effective dates of acquisition are not presented in this section since they would be neither comparable nor informative.

From the date the Company disposed of substantially all of its operating assets in October 1992 in exchange for shares in IMNET until the acquisition of the RAID Business in June 1996, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities.
Accordingly, operating results for the two months ended December 31, 1995 principally consisted of administrative expenses and interest expense.


Results of Operations


The Company incurred a $78,000 net loss for the two months ended
December 31, 1996 as compared to a net loss of $23,000 for the corresponding period of the previous year.


     Sales

For the two months ended December 31, 1996, nStor's net sales amounted to $4,739,000, which amount included one month's sales related to the Parity Business, which was acquired effective December 1, 1996 (the "Parity Acquisition"). Future sales are expected to be positively affected during 1997 by nStor's recent introduction of new RAID products, the completion of agreements with several new OEM's and as nStor's product line is made available to Parity's customer base. For the twelve month period prior to the Parity Acquisition, Parity's sales were approximately $28.5 million. The foregoing statements regarding increases in nStor's future sales are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for nStor's products, improvements in alternative technologies, a lack of market acceptance for new products introduced by nStor and the failure of nStor to successfully market its products.


     Cost of Sales/Gross Margin

Gross margins for the two months ended December 31, 1996 amounted to 28%. nStor's gross margins are dependent, in part, on product mix which is anticipated to fluctuate from time to time. nStor has been able to increase its gross margins over those achieved by its predecessors due to a greater emphasis on selling higher margin enhanced storage devices and certain cost efficiencies. Although gross margins on product sales associated with the Parity Business have been less than those achieved by RAID Business sales, nStor expects to be able to gradually increase gross margins on the Parity product line during 1997 as operating efficiencies are realized and nStor's component servicing capabilities allow the Parity product line to be manufactured at a lower cost. The foregoing statements regarding increases in nStor's future gross margins are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increases in the cost of components or raw materials used in nStor's products, increased labor costs, higher production costs for new products developed by nStor, decreases in the price of nStor's products, and a shift in product sales to less profitable products.


     Operating Expenses

The Company's operating expenses for the two months ended December 31, 1996 amounted to $1,487,000, consisting of $299,000 in research, development and other engineering costs and $1,188,000 in selling, general and administrative expenses, which amount included one month's operating expenses related to the Parity Business. Operating expenses are expected to increase in the future due to the Parity Acquisition and as nStor continues to focus on improvements and innovations to its existing product lines and expansion of its customer base. However, nStor expects to realize certain operating efficiencies in light of the Parity Acquisition through elimination of duplicate activities and locations during 1997. The foregoing statements regarding achieving operating efficiencies in nStor's future operating expenses are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, difficulty in reducing or reallocating nStor's work force, an inability to consolidate nStor's physical plants and production capabilities, and delays in the integration of nStor's operational and sales efforts following the Parity Acquisition.



     Interest income

Interest income of $87,000 for the two months ended December 31, 1996 was earned on the remaining net proceeds received from the sale of the Company's investment in IMNET, principally during early 1996. During the corresponding period in 1995, there was no interest income.


Liquidity and Capital Resources


Net cash used by operating activities increased to $288,000 during the two months ended December 31, 1996, as compared to $8,000 in the corresponding period of the previous year, principally attributable to increases in accounts receivable ($442,000) and inventories ($309,000), partially offset by higher accounts payable, accrued expenses and other liabilities ($481,000). Net cash used by investing activities amounted to $3,001,000 for the two month period ended in 1996, primarily as a result of $2,800,000 cash paid in connection with the Parity Acquisition. Net cash used by financing activities amounted to $2,700,000, principally representing repayment of Parity's bank line of credit at the closing of the Parity Acquisition.

Since the acquisition of the RAID Business in June 1996, nStor's working capital needs, including amounts required for the Parity Acquisition, have been funded by cash flow from operations and the Company's cash balances. At December 31, 1996, the Company's cash and cash equivalents amounted to $4,619,000 of which $3,998,000 was invested in high quality short-term corporate securities. nStor is presently negotiating for an asset-based bank line of credit to finance its expanding working capital needs and maintain a high level of liquidity. Management believes that nStor's cash flow generated from operations and the Company's cash balances will be sufficient to satisfy nStor's working capital and capital expenditure needs for at least the next twelve months as currently planned.


Effect of Inflation


Inflation has not had an impact on nStor's operations and the Company does not expect that it will have any material impact in 1997.







Forward Looking Information:  Certain Cautionary Statements


Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to nStor's future cash flows, sales, gross margins and operating expenses, the effect of conditions in the technology industry and the economy in general, legal proceedings, as well as certain other risks. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.


































Part II.  Other Information



Item 1 - Legal Proceedings


In June and August 1996, the Company, two of its directors and nStor were served with two separate Complaints filed in the Supreme Court of the State of New York, County of Nassau, in which the plaintiffs claim to have had contractual and proprietary interests in the prospect of a transaction to purchase the RAID Business acquired by nStor (see Note 2 to Consolidated Financial Statements). The plaintiffs seek compensatory damages, punitive damages, and equitable relief for alleged interference with the plaintiffs' alleged rights. Both cases are in preliminary stages; however, the Company is unaware of any facts that would support any of the plaintiff's claims and, accordingly, the Company believes that the claims are without merit.



Item 6 - Exhibits and Reports on Form 8-K:


   (a)   Exhibits:

          (27) Financial Data Schedule

   (b)   Reports on Form 8-K:

          The Registrant filed reports on Form 8-K during the two month transition period ended December 31, 1996 as follows:

          (i) A report on Form 8-K dated November 5, 1996 and filed November 15, 1996, reporting under Item 8 -
               Change in Fiscal Year.

          (ii) A report on Form 8-K dated November 7, 1996 and filed December 15, 1996, reporting under Item 5 - Other Events, in which the Registrant reported that it had changed its name from IMGE, Inc. to nStor Technologies, Inc.









                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     nSTOR TECHNOLOGIES, INC.
                                          (Registrant)


                                   /s/ Jack Jaiven
     February 19, 1997
                                Jack Jaiven, Vice President
                                 and Principal Financial and
                                 Accounting Officer