Form 10-K/A
period 1996-10-31
NSTOR TECHNOLOGIES INC
filed 1997-02-28
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                        ---------------

                           FORM 10-K/A

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




                          PART I AND II



     Registrant incorporates by reference, Parts I and II of Registrants Form 10-K for the year ended October 31,
     1996, filed with the Securities and Exchange Commission on January 29, 1997.



                             PART III


Item 10.  Directors and Executive Officers of the Registrant


                            MANAGEMENT

     Directors and Executive Officers of the Company - Set forth below is the name, age, position with the Company, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each director and executive officer:

                                                   Director   Officer
  Name               Age      Position              Since      Since

Michael L. Wise      53   Chairman of the Board      1989        -  (1)

H. Irwin Levy        70   Director                   1995 (2)    -

Joseph D. Weingard   51   Director, Vice President   1995 (3)  1995 (3)
                            and Secretary

Mark F. Levy         41   Director and President     1992 (4)  1995 (4)

R. Daniel Smith      44   Director, President of     January  June 1996
                            nStor Corporation, Inc.,  1997
                            the Company's operating
                            subsidiary

Jack Jaiven          50   Vice President and Chief     -      January
                            Financial Officer                  1997 (5)


________
 (1) Mr. Wise previously served as President of the Company from March 1989 until December 1990 and from October 1992 until
     July 1996.

 (2) Mr. H. Irwin Levy previously served as Chairman of the Board of Directors of the Company from 1987 until July 1991.


 (3) Mr. Weingard previously served as a director and in various executive capacities of the Company, including Chief Executive Officer and Vice Chairman, from 1981 until January 1992.

 (4) Mr. Mark Levy previously served as Vice President, Secretary, and a director of the Company from 1985 to 1990.

 (5) Mr. Jaiven previously served as Vice President and Chief
     Financial Officer of the Company from July 1989 until June
     1991.


     Michael L. Wise has been associated with the Company in various positions since 1986. Mr. Wise was the founder of IMNET Corporation of Delaware and served as its President and Chairman of the Board from July 1986 to June 1990. IMNET Corporation of Delaware became a subsidiary of the Company in 1988. Mr. Wise has a PhD in physics.

     H. Irwin Levy is presently Chairman of the Board and Chief Executive Officer of Hilcoast Development Corp. ("Hilcoast"), a real estate developer, which position he has held since August 1992. Mr. Levy was Chairman of the Board and Chief Executive Officer of CV Reit, Inc. ("CV Reit") from 1985 to July 1992. He is currently of counsel to the West Palm Beach law firm of Levy Kneen Mariani Curtin Wiener Kornfeld and del Russo.

     Joseph D. Weingard has been a financial consultant in an individual capacity since 1987 and is currently president of Century Financial Advisors, Inc. Mr. Weingard was a director of Hilcoast from August 1992 to February 1997, and a director of CV Reit from May 1992 to July 1992. Mr. Weingard is a Certified Public Accountant and holds real estate broker and mortgage broker licenses.

     Mark F. Levy  is presently President of Cenvill Recreation,
Inc. and certain affiliated companies, all of which are privately held businesses. Mr. Levy is licensed to practice law in the State of Florida.

     R. Daniel Smith was President and Chief Executive Officer of Intelligent Manufacturing Systems, Inc. ("IMS"), a company engaged in the development and sales of software technologies, from September 1991 through October 1996. Effective November 1, 1996, the Company acquired certain assets of IMS (see Certain
Transactions - Intelligent Manufacturing Systems, Inc.).

     Jack Jaiven, a Certified Public Accountant, has been a director, Executive Vice President and Chief Financial Officer of
Hilcoast and/or its subsidiaries since August 1992. Mr. Jaiven was Vice President and Treasurer of CV Reit from December 1988 to July 1992.



Meetings and Committees of the Board of Directors

     During the fiscal year ended October 31, 1996, the Board of Directors held five meetings. No director attended fewer than 75 percent of the aggregate number of meetings of the Board of Directors held during the period he served on the Board.

     There were no committees of the Board of Directors during the fiscal year ended October 31, 1996.


                 COMPLIANCE WITH SECTION 16(A) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of the Company have complied with all applicable Section 16(a) filing requirements.



Item 11.  Executive Compensation


     The following table sets forth, for the fiscal years ended October 31, 1996, 1995 and 1994, the compensation awarded to, earned by or paid to those persons who were, during fiscal 1996,
(i) the Chief Executive Officer of the Company and (ii) the other executive officers of the Company whose compensation is required to be disclosed pursuant to the rules of the Securities and Exchange Commission (collectively, the "Named Officers"). Michael Wise served as Chief Executive Officer during the fiscal years ended October 31, 1994 and 1995 and from November 1995 until July 1996, at which time Mark Levy was appointed as the Company's Chief Executive Officer.





                    Summary Compensation Table

    Name and                                              All Other Annual
Principal Position         Year      Salary     Bonus     Compensation (1)

Mark F. Levy,              1996         -         -          $36,000
President and Chief        1995         -         -              -
Executive Officer          1994         -         -              -

Michael Wise,              1996         -         -          $51,000
Chairman of the            1995         -         -          $48,000
Board                      1994         -         -          $36,000

R. Daniel Smith,           1996     $65,400(2)    -              -
President, nStor           1995         -         -              -
Corporation, Inc.          1994         -         -              -
("nStor") the Company's
operating subsidiary

__________
 (1) Generally consists of monthly management/consulting fees for services rendered in the Named Officer's respective capacities as directors or officers of the Company, including evaluating potential acquisitions and/or investments and services provided to the Company for previous years, primarily monitoring the Company's investment in IMNET Systems, Inc. and providing necessary corporate and public company functions.

 (2) Represents salary received by Mr. Smith commencing June 3, 1996, the date nStor acquired certain net assets from Seagate Peripherals, Inc. Mr. Smith's compensation package initially was to consist of an annual salary of $150,000 plus a bonus equal to 20% of nStor's cumulative net operating profit. Effective October 14, 1996, Mr. Smith's compensation package was amended to eliminate the bonus and increase his annual salary to $250,000.


Option/SAR Grants

The following table sets forth information regarding options to purchase the Company's Common Stock granted pursuant to the 1996
Stock Option Plan during the fiscal year ended October 31, 1996 to the Named Officers. No SARs were granted.

                             Individual Grants               Potential
                            -------------------              Realizable
                            Percent                         Value
                Number of   of Total                        at Assumed
                Securities  Options/                        Annual Rates
                Underlying    SARs                          of Stock Price
                Options/   Granted to Exercise              Appreciation
                SARs       Employees  or Base   Expira-     for Option Term
                Granted    in Fiscal   Price     tion    --------------------
                (#) (1)       Year     ($/sh)    Date      5%($)      10%($)
               ---------- ---------- --------  -------  ---------- ----------
R. Daniel
    Smith      1,000,000     100%     $2.10    10/05/06 $3,420,679 $5,446,859
__________
 (1) Option awards reported for fiscal 1996 were granted October 5, 1996. Options become exercisable in equal annual installments of 200,000 shares commencing October 5, 1997.


Aggregated Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning unexercised stock options held by the Named Officers as of the end of the 1996 fiscal year. No stock options were exercised by any of the Named Officers during the 1996 fiscal year. No stock appreciation rights have been granted or are outstanding.



             OPTION EXERCISES DURING 1996 FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES



                                  Number of            Value of Unexercised
         Shares           Unexercised Options at    In-the-Money Options at
        Acquired          1996 Fiscal Year End (#)  1996 Fiscal Year End($)(1)
           on     Value   ------------------------- --------------------------
Name    Exercise Realized Exercisable Unexercisable Exercisable  Unexercisable
----    -------- -------- ----------- ------------- -----------  -------------

R. Daniel
 Smith     -0-      -0-        -0-       1,000,000       -0-        $210,000

__________
 (1) The closing price for the Company's Common Stock, as reported by the National Association of Securities Dealers Automated Quotation System on October 31, 1996, was $2.31. Value is calculated by multiplying (a) the difference between $2.31 and the option exercise price by (b) the number of shares of Common Stock underlying the option.



Compensation Committee Interlocks and Insider Participation

     Since the Board does not have a Compensation Committee, the entire Board of Directors participated in deliberations concerning compensation paid to the Company's executive officers. Accordingly, the following executive officers or former executive officers participated in the Board of Directors deliberations concerning executive officer compensation: Michael Wise, Joseph Weingard and Mark Levy.



Item 12.  Security Ownership of Certain Beneficial
          Owners and Management


     The following table sets forth, as of January 31, 1997, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the five most highly compensated executive officers of the Company, and (iv) all directors and executive officers of the Company as a group.

                                    Amount and
                                    Nature of          Percent of
Name and Address of                  Beneficial        Outstanding
 Beneficial Owner                  Ownership (1)         Shares

H. Irwin Levy                        3,243,767           17.3%
100 Century Blvd.
West Palm Beach, FL  33417

Michael L. Wise                      1,041,312 (2)        5.5%
285 Tanglewood Crossing
Lawrence, NY  11559

R. Daniel Smith                      1,000,000            5.4%
450 Technology Park
Lake Mary, FL  32746

Joseph D. Weingard                     921,780 (3)        4.9%
185 NW Spanish River Blvd.
Boca Raton, FL  33431

Mark F. Levy                           687,500 (4)        3.7%
100 Century Blvd.
West Palm Beach, FL 33417

Jack Jaiven                             53,000 (5)        (6)
19146 Lyons Road
Boca Raton, FL  33434

All executive officers and           6,947,359           36.4%
directors as a group

__________
(1) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of Common Stock shown as beneficially owned by such stockholder. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options exercisable within 60 days: Mr. H. Irwin Levy - 80,000 shares; Mr. Wise - 160,000 shares; Mr. Weingard - 80,000 shares; Mr. Mark F. Levy - 80,000 shares; Mr. Jaiven
     - 25,000 shares; and all executive officers and directors as a group - 425,000 shares. See "Executive Compensation".






(2) Includes 84,000 shares owned directly by Mr. Wise and 227,410 shares owned by a retirement trust controlled by Mr. Wise. The balance, as to which Mr. Wise disclaims beneficial ownership, consists of 389,502 shares owned by Mr. Wise's wife, 130,000 shares owned by Mr. Wise's children and 50,400 owned jointly by Mr. Wise's wife and his mother.

(3) Includes 645,002 shares owned jointly with Mr. Weingard's wife. Also includes 3,000 shares as to which Mr. Weingard disclaims beneficial ownership, owned individually by Mr.
     Weingard's wife.

(4) Includes 7,500 shares as to which Mr. Levy disclaims beneficial ownership, owned by Mr. Levy as guardian for his children.

(5) Includes 24,500 shares owned by Mr. Jaiven's wife. Also includes 3,500 shares as to which Mr. Jaiven disclaims beneficial ownership, owned by Mr. Jaiven's adult children.

(6)  Less than 1%.




Item 13.  Certain Relationships and Related Transactions


Consulting and Advisory Agreement with Hilcoast Advisory Services, Inc. ("Advisor")

     Since July 1, 1996, Advisor has provided certain financial consulting and administrative services to the Company under a one-year agreement which provides for the payment of $6,000 per month, plus reimbursement for all out-of-pocket expenses, and which may be terminated by the Company upon 60 days notice and by Advisor upon 180 days notice. H. Irwin Levy is the Chairman of the Board, Chief Executive Officer and a principal shareholder of Hilcoast, the parent of Advisor. Mr. Jaiven is a vice president and director of Advisor. Management believes that the terms of this agreement are no less favorable to the Company than those that would be received from other sources.



Intelligent Manufacturing Systems, Inc. ("IMS")

     R. Daniel Smith is the Chief Executive Officer and sole shareholder of IMS, which, until November 1, 1996, specialized in providing software solutions. In July 1996, nStor purchased an integrated software package from IMS, including installation, consulting and training support, at a cost of approximately $172,000. The software package was purchased to facilitate the internal operations of nStor and includes finance, planning and production, sales and marketing, service and engineering modules. Management believes that the terms of this transaction were no less favorable to nStor than those that would be paid to other vendors.

     Effective November 1, 1996, nStor purchased substantially all of the assets of IMS, consisting of computer hardware and software, furniture and other equipment. The purchase price amounted to approximately $135,000, which amount has been agreed to be paid to IMS during 1997. Management believes that the terms of this transaction were no less favorable to the Company than those that would be received from other sources.






                             PART IV



     Registrant incorporates by reference, Part IV of Registrant's Form 10-K for the year ended October 31,
     1996, filed with the Securities and Exchange Commission on January 29, 1997.
























                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               nSTOR TECHNOLOGIES, INC.


               By:_____________________________________
                  Jack Jaiven, Vice President

Dated:  February 28, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


February 28, 1997   ______________________________________
                    Mark F. Levy, President and Director


February 28, 1997   ______________________________________
                    Joseph D. Weingard, Vice President,
                    Secretary and Director


February 28, 1997   ______________________________________
                    Jack Jaiven, Vice President,
                    Principal Financial Officer and
                    Principal Accounting Officer


February 28, 1997   ______________________________________
                    H. Irwin Levy,  Director


February 28, 1997   _____________________________________
                    R. Daniel Smith,  Director


February 28, 1997   ____________________________________
                    Michael L. Wise,  Director