Form 10-Q
period 1997-03-31
NSTOR TECHNOLOGIES INC
filed 1997-04-16
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q

__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________


                 Commission File Number:  0-8354


                     nSTOR TECHNOLOGIES, INC.
                      (Formerly IMGE, Inc.)
      (Exact name of Registrant as specified in its Charter)


          Delaware                                95-2094565

(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                        100 Century Blvd.
                    West Palm Beach, FL  33417
             (Address of principal executive office)

                          (561) 640-3103
                 (Registrant's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X      No _____

  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of March 31, 1997: 18,670,477

PART 1.   FINANCIAL INFORMATION


Item 1.   Financial Statements



          The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the fiscal year ended October 31, 1996 and its transition report on Form 10-Q for the two months ended December 31, 1996.

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

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands) (Note 2)

                                                   Mar. 31,    Dec. 31,
                 ASSETS                              1997        1996
                 ------                           ---------   ---------
Current assets:
  Cash and cash equivalents                        $ 2,247     $ 4,619
  Accounts receivable, net of $243
    and $257 allowance                               5,783       5,016
  Inventories (Note 3)                               5,607       4,117
  Prepaid expenses and other                           158         129
                                                   -------     -------
     Total current assets                           13,795      13,881

Deferred tax asset (Note 5)                            200         182
Property and equipment, net of $169
  and $90 accumulated depreciation                   1,162       1,159
Goodwill and other intangible assets,
  net of $160 and $60 accumulated
  amortization   (Note 2)                            5,425       5,526
                                                   -------     -------
                                                   $20,582     $20,748
                                                   =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Accounts payable                                 $ 4,391     $ 4,380
  Accrued expenses and other                         1,832       2,235
  Royalty liability  (Note 2)                          712         800
                                                   -------     -------
     Total current liabilities                     $ 6,935       7,415

Convertible notes due 2000 (including
  $200 and $197 of accrued interest)                   526         516
                                                   -------     -------
     Total liabilities                               7,461       7,931
                                                   -------     -------

Commitments and contingencies (Note 6)


         STOCKHOLDERS' EQUITY
         --------------------

Preferred stock, $.01 par; shares
  authorized 1,000,000; outstanding none                -           -
Common stock, $.05 par; shares authorized
  24,000,000; outstanding 18,670,477                   934         934
Additional paid-in capital                          30,393      30,393
Deficit                                            (18,206)    (18,510)
                                                   -------     -------
     Total stockholders' equity                     13,121      12,817
                                                   -------     -------
                                                   $20,582     $20,748
                                                   =======     =======

_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data) (Note 2)





                                                      Three Months
                                                    Ended  March 31,
                                                 ---------------------
                                                    1997       1996
                                                 ---------   ---------

Sales  (Note 5)                                   $ 9,003     $    -
Cost of sales                                       5,892          -
                                                  -------     -------
     Gross profit                                   3,111          -
                                                  -------     -------

Operating expenses:
  Research and development                            662          -
  Selling, general and administrative               2,158          -
                                                  -------     -------
     Total operating expenses                       2,820          -
                                                  -------     -------

     Income from operations                           291          -

Gain from sale of IMNET Systems, Inc.
  stock  (Note 4)                                      -        9,640
Interest income, net of investment expenses            31         (59)
Interest expense                                      (18)        (18)
                                                  -------     -------

Net income                                        $   304      $9,563
                                                  =======     =======

Primary and fully diluted earnings per
  common share                                    $   .02      $  .54
                                                  =======     =======

Average number of common shares used
  in computing primary and fully diluted
  earnings per common share                     18,778,204   17,600,477
                                                ==========   ==========









_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)





                                        Addi-
                       Common Stock    tional
                    -----------------  Paid-In
                      Shares   Amount  Capital  Deficit   Total
                    ---------- ------  -------  -------  -------

Balances, December
  31, 1996          18,670,477  $934   $30,393 ($18,510) $12,817


Net income for the
  three months
  ended March
  31, 1997               -        -         -       304      304
                    ----------  ----   -------  -------  -------
Balances, March
  31, 1997          18,670,477  $934   $30,393 ($18,206) $13,121
                    ==========  ====   =======  =======  =======











_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Note 2)


                                               Three Months
                                              Ended March 31,
                                           --------------------
                                              1997       1996
                                           ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $    304    $ 9,563
  Adjustments to reconcile net income
    to net cash used by operating
    activities:
      Gain from sale of IMNET Systems,
        Inc. stock                               -      (9,640)
      Depreciation and amortization             180         -
      Changes in assets and liabilities:
        Increase in accounts receivable        (767)        -
        Increase in inventories              (1,490)        -
        Increase in prepaid expenses
          and other                             (47)        -
        (Decrease) increase in accounts
          payable, accrued expenses and
          other liabilities                    (382)         6
        Decrease in royalty liability           (88)        -
                                            --------   --------
Net cash used by operating activities        (2,290)       (71)
                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of IMNET
    Systems, Inc. stock                          -       9,640
  Additions to property and equipment           (82)        -
                                            --------   -------
Net cash (used) provided by
  investing activities                          (82)     9,640
                                            --------   -------

Net (decrease) increase in cash
  during the period                          (2,372)     9,569
Cash at the beginning of the period           4,619          7
                                            --------   -------
Cash at the end of the period               $ 2,247    $ 9,576
                                            ========   =======







_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

Since June 3, 1996, nStor Technologies, Inc. (the "Company") has been engaged in the development, manufacture and marketing of a full range of disk array products, known as RAID (Redundant Array of Independent Disks) subsystems (the "RAID Business"), which provide users with high capacity, fault-tolerant storage, allow uninterrupted access to data and support a variety of operating systems. Since December 1, 1996, the Company has also been engaged in the development, manufacture and marketing of memory devices and peripheral equipment, and the integration of storage management solutions, digital media management and client/server environments for RISC-based UNIX and Windows NT Server environments (the "Parity Business"). (See Note 2 to Consolidated Financial Statements).

Prior to the acquisition of the RAID Business (effective June 3,
1996), the Company's only assets were securities issued by IMNET Systems, Inc. ("IMNET") which the Company had acquired in October 1992 in exchange for substantially all of the Company's operating assets. During the time in which the Company owned the IMNET securities, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities. During fiscal 1996, the Company sold 100% of the IMNET securities (see Note 4 to Consolidated Financial Statements).

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

(2)  ACQUISITIONS


Effective June 3, 1996, a newly-formed 80% subsidiary of the Company (the "Operating Subsidiary") acquired the RAID Business (see Note 1 to Consolidated Financial Statements), consisting of certain net assets of Seagate Peripherals, Inc. located in Lake Mary, Florida. The purchase price consisted of $592,000 in cash, including acquisition costs, and a royalty to Seagate, estimated at $800,000, payable based upon 5% of nStor's sales of certain products during the 15 month period beginning October 1, 1996. Effective October 31, 1996, the Company acquired the remaining 20% of the Operating Subsidiary from R. Daniel Smith, president of the Operating Subsidiary and currently a director of the Company, in exchange for one million shares of the Company's common stock, valued at $600,000 (net of applicable discount).

Effective December 1, 1996, nStor acquired the Parity Business (see
Note 1 to Consolidated Financial Statements), consisting of substantially all the net assets of Parity Systems, Inc. ("Parity"), a privately-owned company located in Los Gatos, California. The purchase price consisted of $2.8 million in cash and a warrant (exercisable at any time through December 1999) to purchase 500,000 shares of the Company's common stock at $2.10 per share, valued at $470,000. The transaction closed on December 30, 1996, on which date the Company repaid the approximately $3 million outstanding balance of Parity's bank line of credit.

The acquisitions have been accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the effective acquisition dates, and the operating results of the acquired businesses included in the Company's consolidated financial statements from those dates. Allocation of the purchase price of the Parity Business has been made on a preliminary basis, subject to adjustment should new or additional facts about the business become known. The excess of the purchase price of the acquisitions over the fair value of net assets acquired (goodwill - $4,823,000, net of accumulated amortization of $127,000, at March 31, 1997) is being amortized on a straight-line basis over 15 years. The Company also recorded intellectual assets, consisting of trademarks and proprietary technology ($602,000, net of accumulated amortization of $33,000 at March 31, 1997), which are being amortized on a straight-line basis over 15 years. For the three months ended March 31, 1997, amortization of intangible assets aggregated $100,000.

(3)  INVENTORIES


Inventories are summarized as follows (in thousands):


                                Mar. 31,    Dec. 31,
                                  1997        1996
                                --------    --------
     Raw materials              $ 5,125     $ 3,577
     Work-in-process                 -           88
     Finished goods                 482         452
                                -------     -------
                                $ 5,607     $ 4,117
                                =======     =======



(4)  GAIN ON SALE OF IMNET

During the quarter ended March 31, 1996, the Company sold a substantial portion of its shares of IMNET (see Note 1 to Consolidated Financial Statements) and recognized a gain of $9,640,000, representing the net cash proceeds received.


(5)  INCOME TAXES

As of December 31, 1996, the Company's tax year end, there were unused net operating loss carryforwards ("NOL's") for regular federal income tax purposes of approximately $4.3 million, principally expiring from 2003 until 2006, and research and development tax credit carryforwards of approximately $500,000, expiring from 2002 through 2005. No financial statement benefit has been recognized on these carryforwards. During the three months ended March 31, 1997 and 1996, no income tax expense was recorded on income before income taxes due to utilization of NOL's. In conjunction with the Alternative Minimum Tax ("AMT") rules, the Company also has available AMT credit carryforwards of approximately $200,000, at December 31, 1996, which may be used indefinitely to reduce regular federal income taxes.


(6)  CONTINGENCIES

See Part II, Item 1, for a discussion of the Company's Legal
Proceedings.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview

The Company acquired the RAID Business and the Parity Business, effective June 3, 1996 and December 1, 1996, respectively. Allocations have been made to reflect the estimated fair values, as of the effective acquisition dates, of the net assets acquired which has resulted in asset bases which differ from those of the previous owners. Accordingly, comparative financial data of the RAID Business and the Parity Business for periods prior to the effective dates of the acquisitions are not presented in this section since they would be neither comparable nor informative.

Results of Operations

The Company reported net income of $304,000 for the three months ended March 31, 1997 as compared to net income of $9,563,000 for the corresponding period in 1996. The 1996 results included a gain of $9,640,000 from the sale of approximately 84% of the Company's investment in IMNET.

From the date the Company disposed of substantially all of its operating assets in October 1992 in exchange for shares in IMNET until the acquisition of the RAID Business in June 1996, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities.
Accordingly, operating results for the three months ended March 31, 1996 principally consisted of the aforementioned gain and administrative expenses.

     Sales

For the three months ended March 31, 1997, nStor's net sales amounted to $9,003,000. Future sales are expected to be positively affected during the remainder of fiscal 1997 due to the Company's recent introduction of new RAID products, the completion of agreements with several new OEM's (original equipment manufacturers) and as Parity's customer base is introduced to the Company's existing product line. The foregoing statements regarding increases in nStor's future sales are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for the Company's products, improvements in alternative technologies, a lack of market acceptance for new products introduced by the Company and the Company's failure to successfully market its products.

     Cost of Sales/Gross Margin

Gross margins for the three months ended March 31, 1997 amounted to
35%.   The Company's gross margins are dependent, in part, on
product mix which is anticipated to fluctuate from time to time. The Company has been able to increase its gross margins over those achieved by its predecessors due to a greater emphasis on selling higher margin enhanced storage devices and certain cost efficiencies. Although gross margins on product sales associated with the Parity Business have been less than those achieved by RAID Business sales, the Company expects to be able to gradually increase gross margins on the Parity product line during 1997 as operating efficiencies are realized and the Company's component servicing capabilities allow the Parity product line to be manufactured at a lower cost. Operating efficiencies are expected to be achieved as a result of closing the former Parity manufacturing facility in California during April 1997, resulting in the consolidation of direct labor, purchasing and other functions at the Company's Florida facility. The foregoing statements regarding increases in future gross margins are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increases in the cost of components or raw materials used in the Company's products, increased labor costs, higher production costs for new products developed by the Company, decreases in the price of the Company's products, and a shift in product sales to less profitable products.

     Operating Expenses

The Company's operating expenses for the three months ended March 31, 1997 amounted to $2,820,000, consisting of $662,000 in research, development and other engineering costs and $2,158,000 in selling, general and administrative expenses. Operating expenses are expected to increase in the future as the Company continues to focus on improvements and innovations to its existing product lines and expansion of its customer base. However, the Company expects to realize certain operating efficiencies commencing in the second quarter of fiscal 1997 as duplicate activities, including certain administrative support and engineering functions, and duplicate locations are eliminated. The foregoing statements regarding achieving operating efficiencies are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, difficulty in reducing or reallocating the Company's work force, unexpected delays in consolidating the Company's physical plants and production capabilities, and delays in the integration of the Company's operational and sales efforts with those of the Parity Business.

     Income Taxes

Income tax expense was not provided on the Company's income before income taxes during the three months ended March 31, 1997 and 1996 due to utilization of the NOL's (see Note 5 to Consolidated
Financial Statements).


Liquidity and Capital Resources

Net cash used by operating activities increased to $2,290,000 during the three months ended March 31, 1997, as compared to $71,000 in 1996, principally attributable to increases in accounts receivable ($767,000) and inventories ($1,490,000), and decreases in accounts payable, accrued expenses and other liabilities ($382,000).

Since the acquisition of the RAID Business in June 1996, the Company's working capital needs, including the approximately $5.8 million in cash required for the Parity Acquisition, have been funded by cash flow from operations and the Company's cash balances. At March 31, 1997, the Company's cash and cash equivalents amounted to $2,247,000 of which $1,720,000 was invested in high quality short-term corporate or government securities. The Company is presently negotiating for a $7 million asset-based bank line of credit to finance its expanding working capital needs and maintain a high level of liquidity. Management believes that cash flow generated from operations, the Company's cash balances and the anticipated bank line of credit will be sufficient to satisfy its working capital and capital expenditure needs for the next twelve months as currently planned.


Effect of Inflation

Inflation has not had an impact on the Company's operations and is not expected to have any material impact in 1997.


Forward Looking Information:  Certain Cautionary Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties including but not limited to the Company's future cash flows, sales, gross margins and operating expenses, the effect of conditions in the technology industry and the economy in general, legal proceedings, as well as certain other risks. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.



Part II -  Other Information


Item 1 - Legal Proceedings

In June and August 1996, the Company and two of its directors were served with two separate Complaints filed in the Supreme Court of the State of New York, County of Nassau, in which the plaintiffs claim to have had contractual and proprietary interests in the prospect of a transaction to purchase the RAID Business acquired by the Company (see Note 2 to Consolidated Financial Statements). The plaintiffs seek compensatory damages, punitive damages, and equitable relief for alleged interference with the plaintiffs' alleged rights. Both cases are in preliminary stages. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiff's claims and, accordingly, the Company believes that the claims are without merit.


Item 6 - Exhibits and Reports on Form 8-K:


   (a)   Exhibits:

          (27) Financial Data Schedule


   (b)   Reports on Form 8-K:

          The Company filed or amended Form 8-K during the quarter ended March 31, 1997 as follows:

          (i) A report on Form 8-K dated December 30, 1996 and filed January 13, 1997, reporting under Item 2 - Acquisition or Disposition of Assets, in which the Company reported the acquisition of the Parity Business.

          (ii) A report on Form 8-K/A dated December 30, 1996 and filed March 14, 1997, reporting under Item 7 - Financial Statements of Business Acquired, Proforma Financial Information and Exhibits. (Reference Form 8-K dated December 30, 1996, filed January 13, 1997.)











                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                nSTOR TECHNOLOGIES, INC.
                                      (Registrant)


                                 /s/ Jack Jaiven
     April 16, 1997           ______________________________
                               Jack Jaiven, Vice President
                               and Principal Financial and
                               Accounting Officer