Form 10-Q
period 1997-06-30
NSTOR TECHNOLOGIES INC
filed 1997-08-14
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q


__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of June 30, 1997: 18,670,477

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

          The condensed financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the registrant for the periods presented. The results of operations for interim periods should not be considered indicative of results to be expected for the full year. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands) (Note 2)


                                                   Jun. 30,    Dec. 31,
             ASSETS  (Note 5)                        1997        1996
             ----------------                     ---------   ---------
Current assets:
  Cash and cash equivalents:
    Unrestricted                                   $   497     $ 4,619
    Restricted                                       1,000          -
  Accounts receivable, net of $44
    and $257 allowance                               4,440       5,016
  Inventories (Note 3)                               7,319       4,117
  Prepaid expenses and other                           185         129
                                                   -------     -------
     Total current assets                           13,441      13,881

Deferred tax asset (Note 6)                            200         182
Property and equipment, net of $263
  and $90 accumulated depreciation                   1,401       1,003
Goodwill and other intangible assets,
  net of $261 and $60 accumulated
  amortization   (Note 2)                            5,081       5,282
                                                   -------     -------
                                                   $20,123     $20,348
                                                   =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Borrowings  (Note 5)                             $ 2,050     $    -
  Accounts payable                                   4,158       4,380
  Accrued expenses and other                         1,755       2,635
                                                   -------     -------
     Total current liabilities                       7,963       7,015

Convertible notes due 2000 (including
  $202 and $197 of accrued interest)                   535         516
                                                   -------     -------
     Total liabilities                               8,498       7,531
                                                   -------     -------

Commitments and contingencies (Note 7)


         STOCKHOLDERS' EQUITY
         --------------------

Preferred stock, $.01 par; shares
  authorized 1,000,000; outstanding none                -           -
Common stock, $.05 par; shares authorized
  24,000,000; outstanding 18,670,477                   934         934
Additional paid-in capital                          30,393      30,393
Deficit                                            (19,702)    (18,510)
                                                   -------     -------
     Total stockholders' equity                     11,625      12,817
                                                   -------     -------
                                                   $20,123     $20,348
                                                   =======     =======

_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data) (Note 2)





                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                  --------------------   --------------------
                                    1997       1996        1997        1996
                                  ---------  ---------   ---------  ---------

Sales                              $ 5,574    $ 1,319     $14,577    $ 1,319
Cost of sales                        3,957      1,016       9,849      1,016
                                   -------    -------     -------    -------
     Gross profit                    1,617        303       4,728        303
                                   -------    -------     -------    -------

Operating expenses:
  Research and development             762        129       1,424        129
  Selling, general and
    administrative                   2,363        168       4,521        168
                                   -------    -------     -------    -------
     Total operating expenses        3,125        297       5,945        297
                                   -------    -------     -------    -------

     Income (loss) from operations  (1,508)         6      (1,217)         6

Gain from sale of IMNET Systems,
  Inc. stock  (Note 4)                  -       1,508          -      11,148
Interest income, net of
  investment expenses                   39        129          70         70
Interest expense                       (27)       (18)        (45)       (36)
                                   -------    -------     -------    -------

Net income (loss)                 ($ 1,496)   $ 1,625    ($ 1,192)   $11,188
                                   =======    =======     =======    =======


Earnings (loss) per common share  ($   .08)   $   .09    ($   .06)   $   .64
                                   =======    =======     =======    =======

Average number of common shares
  used in computing earnings
  (loss) per common share        18,670,477 17,600,477  18,670,477 17,600,477
                                 ========== ==========  ========== ==========







_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)





                                        Addi-
                       Common Stock    tional
                    -----------------  Paid-In
                      Shares   Amount  Capital  Deficit   Total
                    ---------- ------  -------  -------  -------

Balances, December
  31, 1996          18,670,477  $934   $30,393 ($18,510) $12,817


Net loss for the
  six months ended
  June 30, 1997           -       -        -     (1,192)  (1,192)
                    ----------  ----   -------  -------  -------
Balances, June
  30, 1997          18,670,477  $934   $30,393 ($19,702) $11,625
                    ==========  ====   =======  =======  =======



_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Note 2)
                                                            Six Months
                                                          Ended June 30,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss)                                  ($ 1,192)   $11,188
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
      Gain from sale of IMNET Systems, Inc.
        stock                                               -     (11,148)
      Depreciation and amortization                        374          9
      Changes in assets and liabilities net
        of effects from acquisition:
          Decrease (increase) in accounts receivable       576     (1,238)
          Increase in inventories                       (3,202)        (3)
          Increase in prepaid expenses and other           (74)       (13)
          (Decrease) increase in accounts payable,
            accrued expenses and other liabilities      (1,083)       995
                                                       --------   --------
Net cash used by operating activities                   (4,601)      (210)
                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of IMNET Systems, Inc. stock       -      11,148
  Payment for acquisition                                   -        (592)
  Additions to property and equipment                     (571)      (156)
                                                       --------   --------
Net cash (used) provided by investing activities          (571)    10,400
                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               2,767         -
  Repayment of borrowings                                 (717)        -
  Increase in restricted cash and cash equivalents      (1,000)        -
                                                       --------   --------
Net cash provided by financing activities                1,050         -
                                                       --------   --------
Net (decrease) increase in unrestricted cash and
  cash equivalents during the period                    (4,122)    10,190

Unrestricted cash and cash equivalents at the
  beginning of the period                                4,619          7
                                                      ---------  ---------
Unrestricted cash and cash equivalents at the
  end of the period                                    $   497    $10,197
                                                      =========  =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  ACTIVITIES:
    Acquisition (Note 2):
      Inventories                                      $    -     $  (895)
      Property and equipment                                -        (218)
      Intellectual property                                 -        (335)
      Accrued expenses                                      -         756
      Minority interest                                     -         100
                                                       --------  --------
          Cash paid                                    $    -     $  (592)
                                                       ========  ========
_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

As a result of two acquisitions completed during the year ended December 31, 1996 (see Note 2 to Consolidated Financial Statements), nStor Technologies, Inc. (the "Company") is currently engaged in the development, manufacture and marketing of a full range of multi-platform storage solutions including advanced external RAID (Redundant Array of Independent Disks) subsystems, tape backup solutions, UNIX-based memory products, storage management hardware and software, digital media management products, and enterprise resource planning manufacturing software.

Prior to the first acquisition in June 1996, the Company's only assets were securities issued by IMNET Systems, Inc. ("IMNET") which the Company had acquired in October 1992 in exchange for substantially all of the Company's operating assets. During the period in which the Company owned the IMNET securities, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities. During fiscal 1996, the Company sold 100% of the IMNET securities (see
Note 4 to Consolidated Financial Statements).

     Fiscal Year

In November 1996, the Company changed its fiscal year from October 31 to December 31, effective with the calendar year beginning January 1, 1997. Certain amounts in the financial statements presented for the previous fiscal 1996 periods have been restated to conform to the new fiscal 1996 presentation.

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

(2)  ACQUISITIONS


Effective June 3, 1996, nStor Corporation, Inc. ("nStor"), a newly-formed subsidiary of the Company, which was 80% owned at the time, acquired certain net assets of Seagate Peripherals, Inc.
("Seagate") located in Lake Mary, Florida. The purchase price consisted of $592,000 in cash, including acquisition costs, and a royalty to Seagate payable based upon 5% of nStor's sales of certain products during the 15 month period beginning October 1, 1996. Effective October 31, 1996, the Company acquired the remaining 20% of nStor from R. Daniel Smith, president of nStor and currently a director and officer of the Company, in exchange for one million shares of the Company's common stock, valued at $600,000 (net of applicable discount).

Effective December 1, 1996, nStor acquired substantially all the net assets of Parity Systems, Inc. ("Parity") located in Los Gatos, California. The purchase price consisted of $2.8 million in cash and a warrant (exercisable at any time through December 1999) to purchase 500,000 shares of the Company's common stock at $2.10 per share, valued at $470,000. The transaction closed on December 30, 1996, on which date the Company repaid the approximately $3 million outstanding balance of Parity's bank line of credit.

The acquisitions have been accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the effective acquisition dates, and the operating results of the acquired businesses included in the Company's consolidated financial statements from those dates. The financial statements reflect the preliminary allocation of the purchase price since the final allocation has not been determined as of June 30, 1997.

The excess of the purchase price of both acquisitions over the fair value of net assets acquired (goodwill) was $4.9 million and is being amortized on a straight-line basis over periods not exceeding
15 years. nStor also recorded $.4 million as intellectual assets related to the nStor acquisition, consisting of trademarks and proprietary technology, which are being amortized on a straight-line basis over 15 years. For the three and six months ended June
30, 1997, amortization of intangible assets approximated $101,000 and $201,000, respectively.


(3)  INVENTORIES

Inventories are summarized as follows (in thousands):

                                June 30,    Dec. 31,
                                  1997        1996
                                --------    --------
     Raw materials              $ 6,678     $ 3,577
     Work-in-process                275          88
     Finished goods                 366         452
                                -------     -------
                                $ 7,319     $ 4,117
                                =======     =======

Substantially all inventory is pledged as collateral for indebtedness (Note 5).

(4)  GAIN ON SALE OF IMNET

During the six months ended June 30, 1996, the Company sold a substantial portion of its shares of IMNET (see Note 1 to Consolidated Financial Statements) and recognized gains of $1,508,000 and $11,148,000 during the three and six months ended June 30, 1996, respectively, representing the net cash proceeds received.

(5)  BORROWINGS

Borrowings consist of an asset based revolving bank credit facility (the "Revolver"), under which nStor may borrow up to $7 million. Advances under the Revolver are limited to 75% of eligible accounts receivable, as defined, plus the lesser of (i) $1 million or (ii) 40% of certain inventories. The Revolver bears interest, payable monthly, which is indexed to LIBOR (London Interbank Offered Rate) plus a percentage (which may be adjusted quarterly depending on a specific operating ratio) ranging from 2-3/8% to 3% (8.7% at June 30, 1997), is guaranteed by the Company and matures on May 29, 1998. The Company pays a commitment fee on the unused portion of the Revolver at one-eighth of one percent (1/8 of 1%) per annum. Advances under the Revolver are collateralized by substantially all assets of the Company including, but not limited to, $1 million in cash, inventories, accounts receivable, property and equipment and intangible assets. Among other convenants, the loan agreement provides certain restrictions on the payment of dividends, the incurrence of additional indebtedness and capital expenditures, and requires minimum working capital, tangible net worth and other financial covenants. Outstanding principal under the Revolver at June 30, 1997 was $2,050,000, which substantially approximated the maximum availability on that date.


(6)  INCOME TAXES

As of December 31, 1996, the Company's tax year end, there were unused net operating loss carryforwards ("NOL's") for regular federal income tax purposes of approximately $4.2 million, principally expiring from 2003 until 2006, and research and development tax credit carryforwards of approximately $550,000, expiring from 2002 through 2005. No financial statement benefit has been recognized on these carryforwards. During the six months ended June 30, 1996, no income tax expense was recorded on income before income taxes due to utilization of NOL's. In conjunction with the Alternative Minimum Tax ("AMT") rules, the Company also has available AMT credit carryforwards of approximately $182,000, at December 31, 1996, which may be used indefinitely to reduce regular federal income taxes.


(7)  CONTINGENCIES

See Part II, Item 1, for a discussion of the Company's Legal
Proceedings.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview

The Company completed two acquisitions during the year ended December 31, 1996 - the nStor acquisition, effective June 3, 1996, and the Parity acquisition, effective December 1, 1996 (see Note 2 to Consolidated Financial Statements). Allocations have been made to reflect the estimated fair values, as of the effective acquisition dates, of the net assets acquired which has resulted in asset bases which differ from those of the previous owners. Accordingly, comparative financial data of the acquired entities for periods prior to the effective dates of the acquisitions are not presented in this section since they would be neither comparable nor informative. In addition, certain components of net income in 1997 are not comparable to those of 1996 because operating results for the six months ended June 30, 1996 include only one month of nStor's operations and do not include operations associated with Parity.

Results of Operations

For the three and six months ended June 30, 1997, the Company
incurred   net losses of $1.5 million and $1.2 million,
respectively. The losses were principally attributable to a decline in sales during the second quarter as compared to the first quarter (see "Sales" below) and, to a lesser extent, increased costs associated with gearing up the Company's infrastructure to support anticipated future growth (see "Operating Expenses" below). The Company reported net income of $1.6 million and $11.2 million, respectively, for the corresponding three and six month periods in 1996. The 1996 results included gains of approximately $1.5 million and $11.1 million, respectively, from the sale of a substantial portion of the Company's investment in IMNET (see Note 4 to Consolidated Financial Statements).

From the date the Company disposed of substantially all of its operating assets in October 1992 in exchange for shares in IMNET until the acquisition of nStor in June 1996, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities. Accordingly, operating results for the three and six months ended June 30, 1996 principally consisted of the aforementioned gain on the sale of IMNET, administrative expenses prior to the nStor acquisition and nStor's operations for June 1996.

     Sales

Net sales amounted to $5.6 million and $14.6 million for the three and six months ended June 30, 1997, respectively. Sales for the second quarter were adversely affected by an unexpected two month delay in completing the development of the Company's new CR8e RAID subsystem, which was originally anticipated for shipment to customers in April 1997, and by manufacturing disruptions associated with the transfer of Parity's production from California to Florida. Net sales for the three and six month periods ended June 30, 1996 amounted to $1.3 million which consisted of the initial month of sales following the nStor acquisition effective June 3, 1996. Future sales are expected to be positively affected during the remainder of fiscal 1997 due to the availability of the CR8e subsystems, a redesigned and improved line of products acquired from Parity, offered under the Parity+ trade name commencing in the third quarter of 1997, and several other new
products scheduled for release during 1997.     Increased sales
activity is also anticipated from a July 1997 agreement with Silicon Graphics, Inc. ("SGI"), which has positioned the Company as the only third-party memory manufacturer, to date, to be granted memory licenses issued by SGI to manufacture its proprietary memory products; expected completion of agreements with several new OEM's (original equipment manufacturers) and a software supplier; and, the expansion of the Company's enterprise resource planning manufacturing software services.

The foregoing statements regarding increases in nStor's future sales are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for the Company's products, unexpected delays in production, improvements in alternative technologies, a lack of market acceptance for new products introduced by the Company and the Company's failure to successfully market its products.

     Cost of Sales/Gross Margin

Gross margins for the three and six months ended June 30, 1997 amounted to 29% and 32%, respectively. Gross margins for the current year's second quarter decreased to 29% as compared to 35% during the current year's first quarter principally due to increased manufacturing overhead costs allocated to a reduced level of sales. During the one month period ending June 30, 1996, following the nStor acquisition, gross margins amounted to 23%.
The Company's gross margins are dependent, in part, on product mix which is anticipated to fluctuate from time to time. The Company has been able to increase its gross margins over those achieved by its predecessors due to a greater emphasis on selling higher margin enhanced storage devices and certain cost efficiencies. The Company also expects to be able to gradually increase gross margins on the Parity product line during 1997 as operating efficiencies are realized and the Company's component servicing capabilities allow the Parity product line to be manufactured at a lower cost. Operating efficiencies are expected to be achieved as a result of closing the former Parity manufacturing facility in California during the second quarter of 1997, resulting in the consolidation of direct labor, purchasing and other functions at the Company's Florida facility.

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

     Operating Expenses

The Company's operating expenses for the three and six months ended June 30, 1997 amounted to $3.1 million and $5.9 million, respectively, consisting of $.8 million and $1.4 million, respectively, in research, development and other engineering costs, and $2.3 million and $4.5 million, respectively, in selling, general and administrative expenses.

Research and development costs increased by 15% during the current second quarter as compared to the current first quarter, primarily attributable to redesigning, standardizing and obtaining agency certification for the Parity product line acquired in late December 1996. Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not ultimately result in generating revenues. The Company does not anticipate significant increases in research and development during the remainder of the fiscal year.

Selling, general and administrative expenses increased by 10% during the current second quarter as compared to the current first quarter primarily as a result of increased personnel costs and fees incurred in connection with listing the Company's common stock on the American Stock Exchange. Selling and marketing costs primarily consist of salaries, commissions and related benefits, expenses in connection with tradeshows, conferences and seminars, and facilities and other miscellaneous costs allocated to those personnel. General and administrative costs primarily consist of general corporate expenses, executive officers, finance and accounting salaries and related benefits, professional fees such as legal and accounting, facilities costs allocated to those personnel, and amortization and depreciation of certain property, equipment and intangibles, including goodwill. The Company does not expect selling, general and administrative expenses to significantly increase during the remainder of the year, except to the extent that sales commissions may increase due to expected increases in sales revenue.

Operating expenses for the three and six months ended June 30, 1996 were approximately $.3 million and included only one month of expenses related to the operations of nStor.

     Income Taxes

Income tax expense/benefit was not provided on the Company's income/loss before income taxes during the three and six months ended June 30, 1997 and 1996 due to utilization of the NOL's (see
Note 6 to Consolidated Financial Statements).


Liquidity and Capital Resources

Net cash used by operating activities increased to $4.6 million during the six months ended June 30, 1997, as compared to $.2 million in 1996, principally attributable to an additional investment in inventories of $3.2 million, and a decrease in accounts payable, accrued expenses and other liabilities of $1.1 million. During 1996, the primary use of cash resulted from an increase in accounts receivable of $1.2 million which was principally offset by an increase in accounts payable, accrued expenses and other liabilities of $1 million.

Investing activities for 1997 used approximately $.6 million to purchase additional fixed assets as compared to providing $10.4 million in 1996, primarily resulting from the sale of a substantial portion of the Company's investment in IMNET (see Note 4 to Consolidated Financial Statements).

Net cash provided by financing activities approximated $1 million, consisting of net borrowings under the Revolver (see below) of $2 million less $1 million of previously unrestricted cash required as
collateral under the Revolver.   Until May 1997, nStor's working
capital needs, including the approximately $5.8 million in cash required for the Parity acquisition, were funded by cash flow from operations and the Company's cash balances. In May 1997, the Company completed a revolving bank line of credit (the "Revolver") to finance its expanding working capital needs (see Note 5 to Consolidated Financial Statements). Under the Revolver, the Company may borrow up to $7 million based on 75% of eligible accounts receivable, as defined, plus the lesser of (i) $1 million or (ii) 40% of certain inventories. As of June 30, 1997, the outstanding balance under the Revolver was approximately $2 million which substantially approximated the maximum availability on that date. Management believes that cash flow generated from operations and proceeds from the Revolver will be sufficient to satisfy its working capital and capital expenditure needs for the next twelve months as currently planned. However, there can be no assurance that additional capital will not be needed during that period.


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

Part II -  Other Information


Item 1 - Legal Proceedings

In June 1996, Jack Ehrenhuas, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the Supreme Court of the State of New York, County of Nassau, against the Company and its Chairman, Michael Wise. The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by nStor (see Note 2 to Consolidated Financial Statements) and seek compensatory damages plus punitive damages.

In August 1996, the Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against nStor, its president, R. Daniel Smith, and Intelligent Manufacturing Systems, Inc., a privately owned company for which R. Daniel Smith was the chief executive officer and sole shareholder. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are in preliminary stages. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiffs' claims and, accordingly, the Company believes that the claims are without merit.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.



Item 6 - Exhibits and Reports on Form 8-K:


   (a)   Exhibits:

     (10)(i) Demand Promissory Note dated May 29, 1997, between nStor Corportion, Inc. and First Union National
               Bank of Florida.

     (10)(ii)  Revolving Credit and Security Agreement, dated May
               29, 1997, between nStor Corporation, Inc. and First Union National Bank of Florida.

     (27)      Financial Data Schedule



   (b)   Reports on Form 8-K:


     The Company filed Form 8-K during the quarter ended June 30,
     1997 as follows:

          (i) A report on Form 8-K dated April 17, 1997 and filed April 18, 1997, reporting under Item 5 - Other Events, in which the Company announced the approval for listing its common stock on the American Stock Exchange.








                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)


                             /s/ Jack Jaiven
August 13, 1997         _______________________________
                          Jack Jaiven, Vice President
                          and Principal Financial and
                          Accounting Officer