Form 10-Q
period 1997-09-30
NSTOR TECHNOLOGIES INC
filed 1997-11-13
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q


__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of September 30, 1997: 18,670,477

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

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands) (Note 2)

                                                  Sept. 30,    Dec. 31,
             ASSETS  (Note 5)                        1997        1996
             ----------------                     ---------   ---------
Current assets:
  Cash and cash equivalents:
    Unrestricted                                   $   116     $ 4,619
    Restricted                                       1,004          -
  Accounts receivable, net of $47
    and $257 allowance                               4,808       5,016
  Inventories (Note 3)                               7,055       4,117
  Prepaid expenses and other                           196         129
  Deferred tax asset (Note 6)                          238         182
                                                   -------     -------
     Total current assets                           13,417      14,063


Property and equipment, net of $341
  and $90 accumulated depreciation                   1,757       1,003
Goodwill and other intangible assets,
  net of $312 and $60 accumulated
  amortization   (Note 2)                            4,947       5,282
                                                   -------     -------
                                                   $20,121     $20,348
                                                   =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Borrowings  (Note 5)                             $ 3,752     $    -
  Accounts payable                                   4,159       4,380
  Accrued expenses and other                         1,260       2,635
                                                   -------     -------
     Total current liabilities                       9,171       7,015

Convertible notes due 2000 (including
  $204 and $197 of accrued interest)                   545         516
                                                   -------     -------
     Total liabilities                               9,716       7,531
                                                   -------     -------

Commitments and contingencies


         STOCKHOLDERS' EQUITY
         --------------------

Preferred stock, $.01 par; shares
  authorized 1,000,000; outstanding none                -           -
Common stock, $.05 par; shares authorized
  24,000,000; outstanding 18,670,477                   934         934
Additional paid-in capital                          30,393      30,393
Deficit                                            (20,922)    (18,510)
                                                   -------     -------
     Total stockholders' equity                     10,405      12,817
                                                   -------     -------
                                                   $20,121     $20,348
                                                   =======     =======

_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data) (Note 2)





                                      Three Months          Nine Months
                                     Ended Sept. 30,       Ended Sept. 30,
                                  --------------------   --------------------
                                    1997       1996        1997        1996
                                  ---------  ---------   ---------  ---------

Sales                              $ 5,950    $ 3,094     $20,527    $ 4,413
Cost of sales                        4,278      1,835      14,127      2,851
                                   -------    -------     -------    -------
     Gross profit                    1,672      1,259       6,400      1,562
                                   -------    -------     -------    -------

Operating expenses:
  Research and development             672        435       2,096        564
  Selling, general and
    administrative                   2,187        755       6,708        923
                                   -------    -------     -------    -------
     Total operating expenses        2,859      1,190       8,804      1,487
                                   -------    -------     -------    -------

     Income (loss) from operations  (1,187)        69      (2,404)        75

Gain from sale of IMNET Systems,
  Inc. stock  (Note 4)                  -         807          -      11,955
Interest income, net of
  investment expenses                   33        117         103        187
Interest expense                       (66)       (18)       (111)       (54)
                                   -------    -------     -------    -------

Net income (loss)                 ($ 1,220)   $   975    ($ 2,412)   $12,163
                                   =======    =======     =======    =======


Earnings (loss) per common share  ($   .07)   $   .06    ($   .13)   $   .69
                                   =======    =======     =======    =======

Average number of common shares
  used in computing earnings
  (loss) per common share        18,670,477 17,603,882  18,670,477 17,601,613
                                 ========== ==========  ========== ==========







_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)





                                        Addi-
                       Common Stock    tional
                    -----------------  Paid-In
                      Shares   Amount  Capital  Deficit   Total
                    ---------- ------  -------  -------  -------

Balances, December
  31, 1996          18,670,477  $934   $30,393 ($18,510) $12,817


Net loss for the
  nine months
  ended September
  30, 1997                 -      -        -     (2,412)  (2,412)
                    ----------  ----   -------  -------  -------
Balances, September
  30, 1997          18,670,477  $934   $30,393 ($20,922) $10,405
                    ==========  ====   =======  =======  =======






















_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Note 2)
                                                           Nine Months
                                                         Ended Sept. 30,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss)                                  ($  2,412)  $ 12,163
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
      Gain from sale of IMNET Systems, Inc. stock            -     (11,955)
      Depreciation and amortization                         503         28
      Changes in assets and liabilities net
        of effects from acquisition:
          Decrease (increase) in accounts receivable        208     (1,411)
          Increase in inventories                        (2,938)      (410)
          Increase in prepaid expenses and other           (123)       (53)
          (Decrease) increase in accounts payable,
            accrued expenses and other liabilities       (1,400)     1,328
                                                       --------   --------
Net cash used by operating activities                    (6,162)      (310)
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of IMNET Systems, Inc. stock        -      11,955
  Payment for acquisition                                    -        (592)
  Additions to property and equipment                    (1,090)      (219)
                                                       --------   --------
Net cash (used) provided by investing activities         (1,090)    11,144
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               11,283         -
  Repayment of borrowings                                (7,530)        -
  Increase in restricted cash and cash equivalents       (1,004)        -
  Proceeds from exercise of stock warrants                  -           60
                                                       --------   --------
Net cash provided by financing activities                 2,749         60
                                                       --------   --------
Net (decrease) increase in unrestricted cash and
  cash equivalents during the period                     (4,503)    10,894

Unrestricted cash and cash equivalents at the
  beginning of the period                                 4,619          7
                                                       --------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                    $    116   $ 10,901
                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                           $     64   $     -
                                                       ========   ========
    Income taxes                                       $    239   $     -
                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  ACTIVITIES:
    Acquisition (Note 2):
      Inventories                                      $    -     $   (895)
      Property and equipment                                -         (152)
      Intellectual property                                 -         (233)
      Accrued expenses                                      -          588
      Minority interest                                     -          100
                                                       --------   --------
          Cash paid                                    $    -    ($    592)
                                                       ========   ========
________
See accompanying notes to consolidated financial statements.

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

(2)  ACQUISITIONS



Effective June 3, 1996, nStor Corporation, Inc. ("nStor"), a newly-formed subsidiary of the Company, which was 80% owned at the time, acquired certain net assets from Seagate Peripherals, Inc.
("Seagate") located in Lake Mary, Florida. The purchase price consisted of $592,000 in cash, including acquisition costs, and a royalty to Seagate payable based upon 5% of nStor's sales of certain products during the 15 month period ending December 31, 1997. Effective October 31, 1996, the Company acquired the remaining 20% of nStor from R. Daniel Smith, president of nStor and currently a director and officer of the Company, in exchange for one million shares of the Company's common stock, valued at $600,000 (net of applicable discount).

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

The excess of the purchase price of both acquisitions over the fair value of net assets acquired (goodwill) was $4.9 million, as adjusted, and is being amortized on a straight-line basis. nStor also recorded $.4 million, as adjusted, as intellectual assets related to the nStor acquisition, consisting of trademarks and proprietary technology, which are being amortized on a straight-line basis over 15 years. For the three and nine months ended
September 30, 1997, amortization of intangible assets approximated
$55,000 and $256,000, respectively.

(3)  INVENTORIES


Inventories are summarized as follows (in thousands):


                                Sept.30,    Dec. 31,
                                  1997        1996
                                --------    --------
     Raw materials              $ 5,509     $ 3,577
     Work-in-process              1,043          88
     Finished goods                 503         452
                                -------     -------
                                $ 7,055     $ 4,117
                                =======     =======

Substantially all inventory is pledged as collateral for indebted-ness (Note 5).



(4)  GAIN ON SALE OF IMNET


During the nine months ended September 30, 1996, the Company sold all of its shares of IMNET (see Note 1 to Consolidated Financial
Statements) and recognized gains of $.8 million and $12 million during the three and nine months ended September 30, 1996, respectively, representing the net cash proceeds received.


(5)  BORROWINGS


Borrowings consist of an asset based revolving bank credit facility (the "Revolver"), under which nStor may borrow up to $7 million, and a promissory note issued by a director of the Company, H. Irwin Levy ("Director Loan"), under which the Company may borrow up to $1 million.

Advances under the Revolver are limited to 75% of eligible accounts
receivable, as defined.   The Revolver bears interest, payable
monthly, which is indexed to LIBOR (London Interbank Offered Rate) plus a percentage (which may be adjusted quarterly depending on a specific operating ratio) ranging from 2-3/8% to 3% (8.7% at September 30, 1997), is guaranteed by the Company and matures on May 29, 1998. The Company pays a commitment fee on the unused portion of the Revolver at one-eighth of one percent (1/8 of 1%) per annum. Advances under the Revolver are collateralized by substantially all assets of the Company. The loan agreement provides certain restrictions on the payment of dividends, the incurrence of additional indebtedness and capital expenditures, and requires minimum working capital, tangible net worth and other financial covenants. The outstanding principal balance under the Revolver at September 30, 1997 was $2,852,000, and there was no additional availability on that date.

The Director Loan bears interest, payable monthly, at prime plus one and one-half percent (1.5%) per annum (10% at September 30, 1997), matures in March 1998, is subordinated to the Revolver and is collateralized by substantially all assets of the Company. In connection with the Director Loan, on October 1, 1997 the Company issued a warrant to Mr. Levy to purchase 50,000 shares of common stock of the Company at a purchase price of $2.35 per share, exercisable on the date of grant, expiring on September 16, 2000. In addition, from December 15, 1997 through March 15, 1998, the Company is obligated to issue to Mr. Levy warrants to purchase up to 5,000 shares, for every thirty day period the outstanding principal balance is not repaid in full, at $2.35 per share. The outstanding balance under the Director Loan at September 30, 1997 was $900,000.


(6)  INCOME TAXES


As of December 31, 1996, the Company's tax year end, there were unused net operating loss carryforwards ("NOL's") for regular federal income tax purposes of $1.3 million, principally expiring in 2006, and research and development tax credit carryforwards of $530,000, expiring from 2002 through 2006. No financial statement benefit has been recognized on these carryforwards. During the nine months ended September 30, 1996, no income tax expense was recorded on income before income taxes due to utilization of the NOL's. In conjunction with the Alternative Minimum Tax ("AMT") rules, the Company also has available AMT credit carryforwards of approximately $238,000, at December 31, 1996, which may be used indefinitely to reduce regular federal income taxes.




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview

The Company completed two acquisitions during the year ended December 31, 1996 - the nStor acquisition, effective June 3, 1996, and the Parity acquisition, effective December 1, 1996 (see Note 2 to Consolidated Financial Statements). Allocations have been made to reflect the estimated fair values, as of the effective acquisition dates, of the net assets acquired which has resulted in asset bases which differ from those of the previous owners. Accordingly, comparative financial data of the acquired entities for periods prior to the effective dates of the acquisitions are not presented since they would be neither comparable nor informative. In addition, certain components of net income in 1997 are not comparable to those of 1996 because operating results for the nine months ended September 30, 1996 include only four months of nStor's operations and do not include operations associated with Parity.


Results of Operations

For the three and nine months ended September 30, 1997, the Company incurred net losses of $1.2 million and $2.4 million, respectively. These losses reflect sales revenues which were below expectations (see "Sales" below) as well as increased costs associated with gearing up the Company's infrastructure to support anticipated future growth (see "Operating Expenses" below). The Company reported net income of $1 million and $12.2 million, respectively, for the corresponding three and nine month periods in 1996. The 1996 results included gains of approximately $.8 million and $12 million, respectively, from the sale of the Company's investment in IMNET (see Note 4 to Consolidated Financial Statements).

From the date the Company disposed of substantially all of its operating assets in October 1992 in exchange for shares in IMNET until the nStor acquisition in June 1996, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities. Accordingly, operating results for 1996 consisted of the aforementioned gain on the sale of IMNET and only four months of nStor operations.


     Sales

Net sales for the three and nine months ended September 30, 1997
were $6 million and $20.5 million, respectively.   Sales levels
have been adversely affected during 1997 by delays in completing the development of the Company's new CR8e RAID subsystem, a softer market for the Company's products resulting in reduced sales volume and sales prices for the Company's storage subsystems, and by manufacturing disruptions associated with the transfer of Parity's production from California to Florida. Net sales for the three and nine month periods ended September 30, 1996 (which excluded operations associated with Parity) amounted to $3.1 million and $4.4 million, respectively, with the latter period including only four months of sales following the nStor acquisition, effective
June 3, 1996. Future sales are expected to be positively affected by the introduction and availability of certain new products and expansion into the European market place. Increased sales activity is also anticipated from recent agreements with Silicon Graphics, Inc. ("SGI"), which has positioned the Company as the only third-party memory manufacturer, to date, to be granted all three memory licenses issued by SGI to manufacture its proprietary memory products; completion of agreements with several new OEM's
(original equipment manufacturers) and a software supplier; and expansion of the Company's enterprise resource planning manufacturing software services.

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


     Cost of Sales/Gross Margin

The Company's gross margins are dependent, in part, on product mix which is anticipated to fluctuate from time to time. Gross margins for the three and nine months ended September 30, 1997 were 28% and 31%, respectively, as compared to 41% and 35% for the three and nine months ended September 30, 1996. The reduced gross margins for the 1997 periods were primarily the result of lower sales volume and sales prices for the Company's storage subsystems and overall lower margins from the sale of the Company's memory products. The Company expects gross margins to improve in the near future over the reported 1997 levels due to an expected increase in sales revenues and certain product cost efficiencies.

The foregoing statements regarding future gross margins are forward looking statements that may prove not to be accurate. Factors that could cause such statements not to be accurate include, but are not limited to, increases in the cost of components or raw materials used in the Company's products, increased labor costs, higher production costs for new products developed by the Company, decreases in the price of and demand for the Company's products, and a shift in product sales to less profitable products.


     Operating Expenses

The Company's operating expenses for the three and nine months ended September 30, 1997 amounted to $2.9 million and $8.8 million, respectively, consisting of $.7 million and $2.1 million, respectively, in research, development and other engineering costs, and $2.2 million and $6.7 million, respectively, in selling, general and administrative expenses. Operating expenses for the three and nine months ended September 30, 1996 (which excluded operations associated with Parity) were $1.2 million and $1.5 million, respectively, with the nine month period including only four months of operations following the nStor acquisition. Operating expenses for the quarter ended September 30, 1997 were significantly greater than those reported for the comparable 1996 quarter, primarily due to the growth of the Company over the past year, including additional operating costs brought about by the Parity acquisition effective December 1, 1996 and additional expenses associated with preparation for the Company's anticipated
future growth.   During 1997, significant costs were invested in
redesigning, standardizing and obtaining agency certification for the Parity product line.

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

Selling and marketing costs primarily consist of salaries, commissions and related benefits, expenses in connection with tradeshows, conferences and seminars, facilities expenses and other miscellaneous costs allocated to those personnel. General and administrative costs primarily consist of general corporate expenses, executive officers, finance and accounting salaries and related benefits, professional fees such as legal and accounting, facilities costs allocated to those personnel, and amortization and depreciation of certain property, equipment and intangibles,
including goodwill.   The most significant increase in selling,
general and administrative expenses for the quarter ended September 1997 when compared to the 1996 quarter was attributable to higher salaries, wages, commissions and related fringe benefits. The Company does not expect selling, general and administrative expenses to significantly increase in the near future, except to the extent that sales commissions and other marketing costs may increase due to expected increases in sales revenue.


     Income Taxes

Income tax expense was not provided on the Company's income before income taxes during the three and nine months ended September 30, 1996 due to utilization of the NOL's (see Note 6 to Consolidated
Financial Statements).

Liquidity and Capital Resources


Net cash used by operating activities amounted to $6.2 million and $.3 million during the nine months ended September 30, 1997 and 1996, respectively. The 1997 amount is principally attributable to a $2.9 million increase in inventories, a $1.9 million net loss (excluding depreciation and amortization) and a $1.4 million reduction of accounts payable, accrued expenses and other liabilities. During 1996, net cash used by operating activities resulted from an increase in accounts receivable of $1.4 million, offset by an increase in accounts payable, accrued expenses and other liabilities of $1.3 million.

Net cash used by investing activities approximated $1.1 million during the nine months ended September 30, 1997 due to additions to property and equipment. During the corresponding period in 1996, investing activities provided $11.1 million of net cash, including $12 million from the sale of the Company's investment in IMNET (see
Note 4 to Consolidated Financial Statements).

Net cash provided by financing activities for the nine months ended September 1997 approximated $2.7 million, consisting of net borrowings of $3.8 million less $1 million of previously unrestricted cash required as collateral under the Revolver (see
Note 5 to Consolidated Financial Statements). Until May 1997, nStor's working capital needs, including the approximately $5.8 million in cash required for the Parity acquisition, were funded by cash flow from operations and the Company's cash balances. In May 1997, the Company entered into the Revolver to finance its expanding working capital needs. Under the Revolver, the Company may borrow up to $7 million through May 29, 1998 based on 75% of eligible accounts receivable, as defined. As of September 30, 1997, the outstanding balance under the Revolver was approximately $2.9 million and there was no additional availability on that date. During September 1997, the Company borrowed $900,000 under the Director Loan pursuant to a promissory note under which the Company may borrow up to a maximum of $1 million through March 1998 (see
Note 5 to Consolidated Financial Statements).

Management believes that cash flow generated from operations, amounts available under the Revolver and the Director Loan and other potential financing sources will be sufficient to satisfy its working capital and capital expenditure needs for the next twelve
months as currently planned.   However, there can be no assurance
that additional capital will not be needed during that period.

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



Part II -  Other Information


Item 6 - Exhibits and Reports on Form 8-K:

   (a)   Exhibits:


     (10)(i) Promissory Note from nStor Technologies, Inc. to H. Irwin Levy dated September 16, 1997 for $1 million.

     (10)(ii)  Letter Agreement between H. Irwin Levy and nStor
               Technologies, Inc. dated September 16, 1997 regarding (10)(i) Note.

     (27)      Financial Data Schedule


   (b)   Reports on Form 8-K:

          The Company was not required to file Form 8-K during the quarter for which this report is filed.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)


                             /s/ Jack Jaiven
November 13, 1997         _______________________________
                          Jack Jaiven, Vice President
                          and Principal Financial and
                          Accounting Officer