Form 10-K
period 1997-12-31
NSTOR TECHNOLOGIES INC
filed 1998-04-15
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------

                            FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code:  561-640-3103
   Securities registered pursuant to Section 12(b) of the Act:

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

Common Stock, par value $.05 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1997. Based on the last sales price of the Common Stock on the American Stock Exchange ("AMEX") on March 31, 1998 (1-3/16), the aggregate market value of the approximately 12,564,000 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $14.9 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
             Yes ____                     No __X__

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                18,670,477 shares of Common Stock, par value $.05 per share, were outstanding as of March 31, 1998.


               DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement of nStor Technologies, Inc.
           for the 1998 Annual Meeting of Stockholders
                    (incorporated in Part III)

                              PART I


Item 1.   Business


General

nStor Technologies, Inc. through its operating subsidiary, nStor Corporation, Inc. (collectively, the "Company") is engaged as a manufacturer and supplier of information storage solutions, including external RAID (Redundant Array of Independent Disks) subsystems and data storage enclosures (the "RAID Business"), UNIX-based memory products, storage management hardware and software, digital media products, and Enterprise Resource Planning ("ERP") manufacturing solutions. The Company's RAID subsystems provide users with high capacity, fault-tolerant storage, allow uninterrupted access to data and support a variety of operating system environments, including Novell NetWare, Microsoft NT Desktop and Server, SCO UNIX, SGI Irix, Sun Soloris, IBM OS/2 LAN (local area network) Server, and IBM OS/2 WARP. The RAID subsystems provide data storage solutions, particularly for applications requiring substantial storage performance and capacity, such as document imaging, video and multimedia, or transaction-intensive environments, such as banking and order entry systems. The Company's RAID products are sold through a network of original equipment manufacturers ("OEM's") and distributors/resellers located worldwide.

The Company's Integrated Systems Division ("ISD") provides manufacturing information technology in the form of ERP software to certain manufacturers using one or more manufacturing processes. ISD also develops and markets a data-collection integration software system and an activity-based costing software module. ISD is responsible for the implementation, customization, education and training, as well as the on-going technical support for its ERP solution.

The Company has a licensing agreement in place with Silicon Graphics, Inc. ("SGI"), which expires June 30, 1999, to produce single inline memory modules (SIMMs) and dual inline modules (DIMMs) for SGI workstations and supercomputer systems. The license encompasses the three main server markets SGI builds products for and covers all the memory modules currently licensed to third parties. The Company pays up to 35% of net sales as a license fee to SGI on a quarterly basis. The Company also manufactures and produces memory modules for the Sun, Hewlett Packard and Digital Equipment Corporation workstations and server markets on an ongoing basis.

The Company maintains its executive offices at 100 Century Boulevard, West Palm Beach, Florida 33417 and its telephone number is (561) 640-3103. The Company's operating subsidiary has its business headquarters at 450 Technology Park, Lake Mary, Florida 32746 and its telephone number is (407) 829-3500. Information regarding the Company can be accessed through the World Wide Web at http:// www.nstor.com.


RECENT DEVELOPMENT - DEFINITIVE AGREEMENT TO ACQUIRE THE ASSETS OF BORG ADAPTIVE TECHNOLOGIES, INC. ("Borg")

Effective February 27, 1998, the Company signed a definitive stock purchase agreement to acquire all the outstanding common stock of Borg, a privately owned company headquartered in Boulder, Colorado. The purchase price consists of $350,000 in cash, including the retirement of $325,000 in debt, and the issuance of a warrant to purchase 400,000 shares of the Company's Common Stock at $1.38.
The acquisition is expected to close in mid-April 1998.

Borg is engaged in the development of patented, next-generation RAID technologies that offer both incremental RAID performance and greater ease-of-use features. If consummated, the Borg acquisition will enable the Company to further differentiate its RAID products in the rapidly expanding, mid-range Windows NT and UNIX markets.


RAID TECHNOLOGY

RAID, a concept developed in 1988 by a team of researchers from the University of California at Berkeley, is an emerging storage technology consisting of two or more disk drives working together as one, using proprietary hardware, firmware and software to achieve extremely fast data transfer and I/O rates (see below), high levels of redundancy and large storage capacities. The key characteristics of RAID subsystems' performance are as follows:


     Data Transfer Rate.   RAID subsystems are able to achieve much
faster data transfer rates than individual disk drives because of their ability to spread data among all of the component disk drives and retrieve the data from all drives simultaneously at very fast speeds. The Company's RAID subsystems can achieve data transfer rates of up to 200 million bytes of data per second.

     Input/Output (I/O) Rate. RAID subsystems are able to achieve much faster I/O rates than individual disk drives because of their ability to spread I/O's among all of the component disk drives. An I/O represents a user-requested read or write of data from the disk. The Company's RAID subsystems can achieve I/O rates of up to 4,000 I/O's per second.

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

     Storage Capacity.   By linking together multiple disk drives,
RAID subsystems significantly enhance storage capacities. The Company's disk arrays are able to store up to several hundred terabytes (TB) of data. Although storage capacity varies with individual host configuration, the Company's disk arrays can be used to store up to approximately 400 TB's of data assuming multiple enclosures and multiple host connections.

Multiple levels of RAID have been defined by the research team from Berkeley, which levels have been endorsed by The RAID Advisory Board, an industry advisory board organized in 1993. The levels are differentiated by the manner in which they write data to the disks. Below is a brief explanation of those levels utilized by the Company's product line:


Level     Technology              Benefits            Applications

RAID O   Disk striping -      Parallel disk I/O      Those requiring high
         data is written      for fast perform-      performance, but no
         across multiple      ance, maximized        fault-tolerance, video
         disk drives.         storage capacity,      editing, temporary
                              low up-front cost.     data base scratch
                                                     areas.


RAID 1   Disk mirroring -     Complete data re-      Small servers (<20
         duplicate data       dundancy, easy to      gigabytes (GB)),
         is written to        implement, fast        systems requiring
         two separate         read/write             maximum performance
         drives.              performance.           with fault-tolerance.


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


RAID 5   Disk striping        Fault tolerance,       Multi-user, OLTP (On Line
         of both data         efficient storage,     Transaction Processing),
         and parity data      excellent perfor-      LAN servers >12GB re-
         across multiple      mance in transac-      quiring fault-tolerance.
         disks.               tion processing
                              environments.

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


Connor Storage Systems Group, which previously owned the Company's RAID Business, co-developed (with Intel Corp.) the SAF-TE (SCSI (Small Computer System Interface) Accessed Fault-Tolerant Enclosures) specification. SAF-TE is an industry-wide standard means of status reporting and control for storage subsystems which facilitates local and remote automated alert notification particularly for customers using high volume servers. SAF-TE facilitates integration by system manufacturers of servers, peripheral packaging and controllers by providing an open, low-cost non-proprietary specification for communicating with fault-tolerant enclosures. The SAF-TE specification allows system administrators to monitor the status of all vital components of the entire computer memory subsystem, including the disk drives, power supplies and cooling fans, in contrast to many other RAID subsystems which only report disk drive failures.


INDUSTRY

Given the growth of processing power and network capabilities, worldwide demand for storage and RAID-based subsystems is continuing to increase. According to DataQuest, a unit of Gartner Group, Inc. that provides global market research and consulting services for the information technology industry, estimated network and RAID-based storage revenue will approach $20 billion in 1998. The market is also forecasted to show strong growth through the rest of the decade, with DataQuest forecasting storage revenues to surpass $25.6 billion in the year 2000.

RAID technology continues to be an effective tool to protect network computer users from the loss of critical disk data. Management believes that RAID subsystems will continue to play a significant role as the preferred vehicles for data storage in network environments. Management also believes that the Company is well positioned to provide fault-tolerant information storage systems to all segments of the market and will be able to participate in the forecasted growth in the information storage market. However, there can be no assurance that the Company will be successful in these efforts due to the possibility of increased competition, the advancement of alternative technologies, and other factors.

In addition to revenues generated from RAID subsystems, the Company is also engaged in the manufacture and sale of memory modules. The worldwide revenue for DRAM (Dynamic Random Access Memory) and SDRAM (Synchronous Dynamic Random Access Memory) is expected to continue growing. The Company maintains limited inventory in both DRAM and SDRAM, in effect hedging against what has been precipitous declines in cost during earlier years. The Company has chosen not to participate in the highly volatile Intel PC market place but instead to concentrate its resources in the Unix and mid-range environments with which there is a certain growth relationship with storage.

A third product line offered through the Company's ISD provides revenues from the sale, implementation, customization, education and training and on-going technical support for its ERP solutions, including ROI Systems, Inc. Manage2000 software and the Company's internally developed Collect2000 and AEDI (Automotive Electronic Data Interchange) software. These products are year 2000 compliant.

PRODUCTS

Listed below is a summary of the Company's disk subsystem products.

                                                          List
                                                          Price
Product              Description and Features            Range (a)

CR 8e      8-bay rack-mountable or deskside tower         $6,610-
 Series    SAF-TE compliant RAID subsystem containing     $18,910
           4, 9 or 18 GB disk drives (up to 144 GB's of storage per enclosure). May be configured for RAID levels 0, 1, 3, 5, 10 or 50.
           Hot-swappable disk drives, power supplies and cooling fans, on-the-fly disk capacity expansion and RAID level migration. Supports
           Ultra SCSI extension and Ultra/Wide SCSI-3 with data transfer rates of up to 40 MB's per second.

CR 8L      8-bay rack-mountable or deskside tower          $7,000-
 Series    SAF-TE compliant RAID subsystem containing      $19,999
           4, 9 or 18 GB disk drives (up to 144 GB's of storage per enclosure). May be configured for RAID levels 0, 1, 3, 5, 10 or 50.
           Hot-swappable disk drives, power supplies and cooling fans, on-the-fly disk capacity expansion and RAID level migration. Supports
           LVD (Low Voltage Differential)SCSI-3 with data transfer rates of up to 80 MB's per second.

CR 8F      8-bay rack-mountable or deskside tower          $9,570-
 Series    SES compliant subsystem containing 4, 9         $24,500
           or 18 GB disk drives (up to 144 GB's of
           storage per enclosure). Positioned as a
           Fibre Channel JBOD (Just a Bunch of Drives), the CR8F supports data transfer rates of up to 200 MB's per second.

CR 18F     18-bay rack-mountable SES compliant             $9,900-
 Series    subsystem containing 4, 9 or 18 GB disk         $47,500
           drives (up to 324 GB's of storage per
           enclosure). Positioned as a Fibre Channel
           JBOD and supports data transfer rates of up to 200 MB's per second.

CR 8j      8-bay desktop subsystem containing 4, 9         $5,425-
 Series    or 18 GB disk drives (up to 144 GB's of         $11,700
           storage per enclosure). Positioned as a
           JBOD, supports Ultra SCSI extension and
           Ultra/Wide SCSI-3 with data transfer
           rates of up to 40 MB's per second.

________
(a) The lower list price reflects an enclosure with the minimum of three drives included; the higher list price reflects an enclosure which contains the maximum number of drives for that enclosure.


Listed below is a summary of the Company's memory products, organized by supplier:

                                                      Digital Equipment
Silicon Graphics     Sun Microsystems                    Corporation
Challenge            Sparc 20, 20M, Sparcserver 20    Model 433A
Indy 4000 series     Sparcserver 630MP, 670MP, 690MP  Alphaserver 2000
Indigo Extreme       Sparcserver 1000                 Alphastation 600
Indigo/Power Indigo  Sparcserver 2000                 Celbris
Power Indigo 2       Ultra AX
O2                   Ultra Sparc 1 Model 170, 140
Octane               Ultra Enterprise 1, Ultra        Hewlett Packard
Origin 200              Sparc 30, 150                 Vectra series
Origin 20000         Ultra Sparc/Enterprise 2         Net server series
Cray 2000            Ultra Sparc 5, 10                Net server 4's
Onyx 2               Ultra 3000, 4000                 Net server 5's
Challenge L          Ultra Enterprise 3000,           HP9000 700 series
Power Challenge         4000, 5000, 6000              HP9000 C,J and K series

PRODUCT DISTRIBUTION AND CUSTOMERS

The Company's products are marketed and sold as an alternative to products offered by server vendors, as part of a team-based sales strategy utilizing traditional sales channels and territories. Although three distinct sales channels exist within the Company's sales strategy, OEM's, national accounts, and distribution, OEM and national account channels are combined since they require similar sales strategies, account management, pricing and support.

The OEM channel is significant in terms of revenue opportunity, market visibility and credibility (OEM-grade supplier) and as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEMs are strategic in nature and therefore require unique sales strategies and support. The Company utilizes a multi-tiered sales and support structure to support and recruit OEMs. This tightly coupled structure includes the sales organization as well as the technical/product marketing, manufacturing and engineering organizations. OEMs and national account sales accounted for 17% and 70%, respectively, of the Company's sales for the year ended December 31, 1997.

The distribution channel is arranged by specific geographical territories, each being assigned a regional manager, multiple district managers as well as an inside account manager (ISAM). To maximize the Company's visibility within each territory, regional and district managers are located within their respective territories and are supported by corporate-based ISAMs. In order to promote team-based selling, specific sales quotas are assigned to specific territories.

To ensure the completeness of territorial coverage, the Company selectively places manufacturer's representatives in certain areas such as Washington, DC and Dallas, Texas. Managed by the territorial district managers, manufacturer's representatives will be selected based on product focus, customer base and experience.

The sales model for product distribution in Europe is closely aligned with the domestic model. Western European geographical territories are targeted by sales personnel based in Britain with the largest concentration of effort targeted towards the largest two European IT (Information Technology) markets, Germany and Britain. These sales personnel are also used to assist with European OEM activity.

Each sales channel is supported by complementary pricing and margin structures. This strategy allows the Company and its customers to effectively sell and market its products across multiple channels while still maintaining channel integrity. Distribution accounted for 13% of the Company's sales for the year ended December 31, 1997.


SALES AND MARKETING

     Sales.   The Company sells its products primarily through its
OEM, national account, regional and direct sales force which consisted of 27 employees at December 31, 1997, two of whom are located in Britain. The sales organization recruits new resellers, supports existing resellers, markets products to OEMs and system integrators and participates in trade shows.


     Marketing.   The Company's marketing plan utilizes a variety
of programs to market its products. The focal points of this plan include further development and promotion of the distribution channel, strategic media placement, active regional, national and international tradeshow participation, continued aggresive public relations, development of highly focused printed materials such as brochures and continued Web site innovation.


TECHNICAL SUPPORT AND CUSTOMER SERVICE

Management believes that its ability to provide prompt and reliable technical support has significantly enhanced its marketing efforts. A toll-free telephone number is provided for support to all OEM's, wholesale distributors and end users. The Company employs an engineering and support staff (31 people as of December 31, 1997) all of whom have extensive training and strive to work with all levels of distribution and end users in order to satisfy its customers.

In addition, the Company provides a limited three-year warranty which permits customers to return for repair or replacement all enclosures not operating as warranted. Disk drives are warranted for five years through the manufacturer. Thus far, the Company has not experienced material warranty claims; however, there can be no assurance that warranty claims will not have a material adverse effect on future operating results.


MANUFACTURING AND SUPPLIERS

The Company assembles its products from components and prefabricated parts, such as controllers, cabinets, multiple disk drives and power supplies, manufactured and supplied by others. Strategic relationships have been established with certain of the Company's suppliers to manage inventory in such a manner that facilitates changing customer needs. The Company has an OEM relationship with Seagate Techology, which it believes is a reliable source of disk drives, and a license agreement with Intel, which allows incorporation of the SAF-TE specification into the Company's products (see Item 1. Business - RAID Technology). The license agreement has no specific term and does not require any specific payments. Management believes that there are a sufficient number of suppliers available to meet its manufacturing needs and that the INTEL/SAF-TE relationship enhances its ability to market the Company's product line.

The sophisticated nature of the Company's products requires extensive testing by skilled personnel. The Company utilizes specialized testing equipment and maintains an internal test engineering group of three people to provide this product support.


BACKLOG

The Company manufactures its products based on a forecast of near-term demand and maintains inventory in advance of receipt of firm orders from customers. Shipments are generally made shortly after receipt of a firm order. Customers may reschedule orders with little or no penalty. As a result, the Company's backlog at any given time is not necessarily indicative of future sales levels.


RESEARCH AND DEVELOPMENT

The Company operates in an industry, which is subject to rapid technological change. Its ability to compete successfully is largely dependent upon the timely development and introduction of products and its ability to anticipate and respond to change. The Company uses engineering design teams that work with marketing managers, application engineers and customers to develop products and product enhancements. Computer I/O interface standards are maintained and an extensive disk drive qualification program is in place to monitor disk drives to ensure the quality and performance of the disk drives integrated into the Company's disk arrays. As part of its development strategy, the Company actively seeks available, cooperative and co-development activities with industry leaders in the hardware, software and systems businesses.

Research and development expenses during the year ended December
31, 1997 amounted to $2.6 million, all of which were expensed as incurred. As of December 31, 1997, the Company had 21 full-time employees engaged in research and development.

COMPETITION

The market for all levels of RAID subsystems is subject to intense competition. The Company competes not only with other disk array manufacturers, but also with manufacturers of proprietary, integrated computer systems and system integrators which sell computer systems containing general purpose RAID subsystems, some of which may have significantly greater financial and technological resources or larger distribution capabilities than the Company.

Such competitors may offer their products at lower sales prices than the Company; accordingly, the Company must often compete on the basis of product quality, performance and reliability in specific applications. The Company's continued ability to compete will largely depend upon its ability to continue to develop high performance products at competitive prices while continuing to provide superior technical support and customer service.


EMPLOYEES

As of December 31, 1997, the Company employed 111 full-time employees, of which 31 were involved in engineering, product development and technical support, 33 in sales and marketing, 31 in manufacturing and operations, and 16 in finance, management and administration. The Company's employees are not covered by a collective bargaining agreement, there have been no work stoppages and management believes its employee relations are good.

Management believes that the future success of the Company will largely depend upon its ability to continue to attract, employ and retain competent qualified technical, marketing and management personnel. Experienced personnel are in great demand and the Company must compete with other technology firms, some of which may offer more favorable economic incentives to attract qualified personnel.


CERTAIN TRANSACTIONS AND RELATIONSHIPS

     Hilcoast Advisory Services, Inc. ("Advisor")

Since July 1, 1996, Advisor has provided certain financial consulting and administrative services to the Company under an agreement which expires June 30, 1998, as extended, provides for the payment of $6,000 per month, plus reimbursement for all out-of-pocket expenses, and which may be terminated by the Company upon 60 days notice and by Advisor upon 180 days notice. H. Irwin Levy, a director and principal shareholder of the Company, is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent. Management believes that the terms of this agreement are no less favorable to the Company than those that would be received from other sources.

     Intelligent Manufacturing Systems, Inc. ("IMS")

R. Daniel Smith, a director of the Company, was also the Chief Executive Officer and sole shareholder of IMS, which specialized in providing software solutions. In July 1996, the Company purchased an integrated software package from IMS, including installation, consulting and training support, at a cost of approximately $272,000. The software package was purchased to facilitate the Company's internal operations and includes finance, planning and production, sales and marketing, service and engineering modules. In June 1997, the Company acquired the assets of IMS for approximately $135,000 which was based on the debt free net book
value of the assets acquired.   Management believes that the terms
of these transactions were no less favorable to the Company than those that would be paid to other vendors.


Item 2.  Properties

The Company leases approximately 40,000 square feet of office and warehouse space in Lake Mary, Florida, under lease agreements for 22,000 square feet and 18,000 square feet, which expire in April 2000 and February 2002, respectively, at present annual base rents of approximately $150,000 and $116,000, respectively. The larger facility accommodates administration and management, engineering, sales and marketing. The smaller facility accomodates manufacturing and technical support. The Company believes that its existing facilities are adequate to meet its future needs.

The Company also leases office suites in Los Gatos and Costa Mesa California; Huntington, New York; Atlanta, Georgia; Richmond Hill, Ontario, Canada and Bedford, England under leases which expire from 1998 to 2000. The Company's executive offices consist of a minor amount of space located in West Palm Beach, Florida.



Item 3.  Legal Proceedings

In June 1996, Jack Ehrenhuas, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the Supreme Court of the State of New York, County of Nassau, against the Company and its Chairman, Michael Wise. The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by the Company (see Note 2 to Consolidated Financial Statements) and seek compensatory damages plus punitive damages.

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against a subsidiary of the Company, its president R. Daniel Smith, and IMS. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are currently in discovery. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiffs' claims and, accordingly, the Company believes that the claims are without merit.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to the vote of its security holders during the fourth quarter of fiscal 1997.



                             PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters


The Company's Common Stock commenced trading on the American Stock
Exchange ("AMEX") on April 18, 1997 under the symbol NSO. Prior to that date, the Company's Common Stock traded on the over-the-counter ("OTC") market under the symbol NSTT. The following table sets forth the market price range of the Common Stock for each quarter during the years ended December 31, 1997 and 1996, based on the high and low closing sales prices as reported by AMEX or the National Association of Securities Dealers' Automated Quotation
System. The Company has not paid any dividends and does not expect to pay any dividends in the near future. In addition, certain of the Company's borrowings provide for restrictions on the payment of dividends.

                                      Market Price Range
                                     --------------------
        1997                           High         Low
        ----                         --------    --------
     First quarter                    2-25/32     1-7/8
     Second quarter                   2-15/16     1-3/4
     Third quarter                    2-5/16      1-9/16
     Fourth quarter                   2-3/4       1-5/8

        1996
        ----
     First quarter                      11/16       7/16
     Second quarter                   1-3/4         9/16
     Third quarter                    2-1/32      1-1/16
     Fourth quarter                   3-1/8       2


As of December  31, 1997, the Company had 18,670,477 shares of
Common Stock outstanding and approximately 2,120 holders of record of such stock.



Item 6.  Selected Financial Data
         (dollars in thousands, except per share data)

The following table summarizes certain selected consolidated financial data for the Company for the year ended December 31, 1997, for the two month transition period ended December 31, 1996, and for each of the years ended in the four year period ended October 31, 1996. In November 1996, the Company changed its fiscal year from October 31 to December 31, effective with the calendar year beginning January 1, 1997. Certain amounts for years prior to fiscal 1997 have been reclassified to conform to the 1997 presentation. These reclassifications had no impact on operating results previously reported. The selected financial data has been derived from the Company's audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report:

                            Two
                Year       Months
                Ended      Ended                Year Ended October 31,
                Dec. 31,   Dec. 31   -------------------------------------------
                 1997       1996        1996       1995       1994       1993
               ---------- ---------- ---------- ---------- ---------- ----------
 Net sales      $26,244    $ 4,739    $ 5,619    $    -     $    -     $    -

 Gross profit     4,783      1,348      2,072         -          -          -

 Net income
  (loss)         (7,886)       (43)    12,798(1)     (61)       272       (802)

 Basic and
  diluted net
  income (loss)
  per common
  share            (.42)      (.00)       .73       (.00)       .02       (.05)

 Average number
  of common
  shares
  outstanding  18,670,477 18,670,477 17,606,477 17,600,477 17,600,477 17,600,477

At end of period:
 Working
  capital
  (deficit)     ($1,434)    $5,852    $11,045    $11,408      ($586)     ($567)

 Total assets    16,762     20,067     15,677     12,054         26         37

 Long-term
  debt            1,504        516        510        476        444        735

 Shareholders'
  equity
  (deficit)       5,037     12,817     12,390     10,932     (1,030)    (1,302)

 ----------
 (1) Principally consists of $11,955 gain from the sale of IMNET stock (see Note 3 to Consolidated Financial Statements). Also includes extraordinary gain of $566 ($.03 per basic and diluted share).



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Overview

With the exception of discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Company's future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance of the Company's new product lines, price competition, conditions in the technology industry and the economy in general, as well as legal proceedings. The economic risk associated with materials cost fluctuations and inventory obsolescence is significant to the Company. The Company's ability to manage its inventories through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The Company acquired the RAID Business in June 1996 from Seagate Peripherals, Inc. (see Note 2 to Consolidated Financial Statements). In December 1996, the Company acquired substantially all the net assets of Parity Systems, Inc. (the "Parity Acquisition", see Note 2 to Consolidated Financial Statements). As a result, the Company is engaged as a manufacturer and supplier of information storage solutions, including external RAID subsystems and data storage enclosures, UNIX-based memory products, storage management hardware and software, digital media products, and enterprise resource planning manufacturing solutions. Allocations have been made to reflect the estimated fair values of the net assets acquired resulting in asset bases which differ from those of the previous owners. In addition, certain operating policies and accounting procedures are different from those of the previous owner. Accordingly, comparative financial data of the acquired businesses for periods prior to the acquisitions are not presented in this section since they would be neither comparable nor informative.

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


Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net sales revenue (fiscal 1995 data is not presented since there were no net sales revenues for the reasons previously discussed):

                                       Two Months      Year
                        Year Ended       Ended         Ended
                        December 31,  December 31,  October 31,
                           1997          1996          1996
                        ------------  ------------  -----------
Net sales revenue          100%          100%          100%
Cost of sales               82            72            63
                           ----          ----          ----
Gross margin                18            28            37
Selling, general and
  administrative            37            24            22
Research and
  development               10             6            13
                           ----          ----          ----
Income (loss) from
  operations               (29)           (2)            2
Interest income, net         -             1             3
                           ----          ----          ----
Income (loss) before
  income taxes             (29%)          (1%)           5%(a)
                           ====          ====          ====

____________
 (a) Percentage of income before income taxes excludes gains from non-recurring transactions such as the gain reported from the sale of IMNET Systems, Inc. stock of $11,955,000 and the extraordinary gain from debt extinguishment of $566,000.



Fiscal Years Ended December 31, 1997 and October 31, 1996

The Company reported a net loss of $7.9 million for the year ended December 31, 1997 as compared to net income of $12.8 million for the year ended October 31, 1996. For the two month transition period ended December 31, 1996, the Company reported a net loss of $43,000.

Results of operations for fiscal 1996 included a gain of $11,955,000 resulting from the disposition of 100% of the Company's investment in IMNET (see Note 3 to Consolidated Financial
Statements) and an extraordinary gain of $566,000 on extinguishment of debt (see Note 7 to Consolidated Financial Statements).

Sales

Net sales increased to $26.2 million for fiscal 1997 from $5.6 million for the year ended October 31, 1996. From January 1,1996 until the Company's initial acquisition in June 1996, there were no net sales reported by the Company. Accordingly, the year ended October 31, 1996 included net sales revenue for the initial five months of operation of the RAID Business and does not include net sales revenues generated from the Parity Acquisition effective December 1, 1996. Net sales revenues for the two month transition period amounted to $4.7 million and included only one month of sales revenues resulting from the Company's Parity Acquisition.

Sales levels were adversely affected during 1997 by delays in completing the integration of the Company's new product CR8e RAID subsystem. The Company was dependent upon the development of a third party controller product that was delivered to the Company more than six months late. This delay resulted in reduced sales
volume and pricing for the Company's CR8e subsystem.   The Company
also suffered disruptions in manufacturing associated with the transfer and integration of production from California to Florida as necessitated by the Company's Parity Acquisition. Future sales are expected to be positively affected by the introduction and availability of certain new products, completion of several new agreements with new OEM's, and the delivery of the late controller card.


Cost of Sales/Gross Margins

Gross margins for the year ended December 31, 1997 decreased to 18% from 37% for the year ended October 31, 1996. Gross margins for the two month transition period ended December 31, 1996 were at 28%. The Company's gross margins are dependent, in part, on product mix which will fluctuate from time to time. Reduced gross margins for 1997 are primarily the result of an approximate $2.9 million write-down of inventory resulting from a re-valuation of certain inventory acquired in the Parity Acquisition, potential obsolete inventory and transitional issues associated with the implementation of a new materials requirement planning (MRP) system, lower sales volume and sales prices for the Company's storage subsystems and overall lower margins from the sale of the Company's memory products. The Company expects an improvement in gross margins during 1998 due to increased product cost efficiencies, more effective management of procurement and utilization of component materials and concentrated sales efforts on higher margin enhanced products.

Operating expenses

Operating expenses for the year ended December 31, 1997 increased to $12.3 million from $2 million for the year ended October 31, 1996, representing a 12% increase as a percentage of net sales revenue (47% compared to 35%). Operating expenses for 1997 and 1996 consisted of $9.7 million and $1.3 million, respectively, of selling, general and administrative expenses and $2.6 million and $.7 million, respectively, of research, development and other engineering costs.

The increase in selling, general and administrative expenses was primarily the result of twelve months of operations in fiscal 1997 as compared to only five months included in fiscal 1996, the latter period excluding the Parity Acquisition effective December 1, 1996. The most significant increase in 1997 expenses resulted from compensation and related benefits of additional employees brought about by the Parity Acquisition.

The increase in research and development expenses was principally the result of twelve months of operations in 1997 as compared to only five months included in fiscal 1996, costs associated with redesigning, standardizing and obtaining agency certification for new product development and expenses associated with preparation for the Company's anticipated future growth.

Operating expenses for 1998 are not expected to fluctuate significantly. Although management anticipates increases in certain research and development expenses which may be brought about by the proposed Borg Acquisition (see Item 1. Recent Development), certain other operating expenses are expected to decrease as management focuses on improved cost efficiencies and growth management.

Research and development costs, representing 10% and 13% of net sales revenues in the years ended December 31, 1997 and October 31, 1996, respectively, are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not ultimately result in generating revenues.

Selling, general and administrative costs during fiscal 1997 increased to 37% of net sales revenues from 22% of net sales revenues during 1996. Selling and marketing costs primarily consist of salaries, commissions and related benefits, expenses in connection with tradeshows, conferences and seminars, facilities expenses and other miscellaneous costs allocated to those personnel. General and administrative costs primarily consist of general corporate expenses, executive officers, finance and accounting salaries and related benefits, professional fees such as legal and accounting, facilities costs allocated to those personnel, and amortization and depreciation of certain property, equipment and intangibles, principally goodwill. The Company does not expect selling, general and administrative expenses to significantly increase in the near future, except to the extent that sales commissions and other marketing costs may increase due to increases in sales revenue.


Fiscal Years Ended October 31, 1996 and 1995

The Company reported net income of $12.8 million for the year ended October 31, 1996 principally from the aforementioned disposition of the Company's investment in IMNET (see Note 3 to Consolidated Financial Statements), as compared to a net loss of $61,000 for the year ended October 31, 1995. During fiscal 1995 and prior to the Company's acquisition of the RAID business in June 1996, the Company had no active operations.


Sales

Net revenues of $5.6 million for the year ended October 31, 1996 included only five months of sales revenue following the Company's initial acquisition in June 1996.


Cost of Sales/Gross Margins

Gross margins for the year ended October 31, 1996 amounted to 37%. The Company's gross margins are dependent, in part, on product mix which fluctuates from time to time.


Operating Expenses

Operating expenses for the year ended October 31, 1996 approximated $2 million and included $1.3 million in selling, general and administrative expenses and $.7 million in research, development and other engineering costs, and represented expenses incurred by the Company during its initial five months of operations of the RAID Business.


Liquidity and Capital Resources

Net cash used by operating activities amounted to $7.3 million and $.4 million for the years ended December 31, 1997 and October 31, 1996, respectively. The most significant use of cash for fiscal 1997 was the loss from operations. Net cash used by operating activities for the two month transition period was approximately $.2 million.

Net cash used by investing activities for the year ended December 31, 1997 amounted to $1.5 million, resulting from an additional investment in property and equipment. During the two month transition period ended December 31, 1996, the Company used $2.8 million in connection with the Parity Acquisition. During the year ended October 31, 1996, approximately $12 million cash was provided by investing activities from net proceeds received from the sale of IMNET Systems, Inc. stock, partially offset by approximately $.6 million used in connection with the Company's initial acquisition in June 1996.

Net cash provided by financing activities for fiscal 1997 consisted of net borrowings of $4.2 million. For the two month transition period ended December 31, 1996, net cash provided by financing activities resulted in a net reduction in borrowings of $2.7 million, principally in connection with the Company's Parity
Acquisition.

The Company obtained an asset based revolving bank credit facility (the "Revolver") in May 1997 (see Note 6 to Consolidated Financial Statements). Initial terms of the Revolver allowed the Company to borrow up to $7 million with advances limited to 75% of eligible accounts receivable plus the lesser of (i) $1 million or (ii) 40% of certain inventory. During 1997, the Company was not in compliance with certain financial covenants of the Revolver; however, under amendments to the Revolver in December 1997 and in February 1998, the bank waived compliance and the maximum borrowings were reduced to $3,250,000 through April 30, 1998 and $3 million thereafter, through the revised maturity date of June 30, 1998. The Revolver bears interest, payable monthly, at LIBOR plus 3%, is guaranteed by the Company and is collateralized by substantially all assets of the Company, including approximately $1 million reflected as Restricted Cash at December 31, 1997. The outstanding balance under the Revolver at December 31, 1997 was $3,245,000 and there was no additional availability at that time.

In September 1997, H. Irwin Levy, a director and principal stockholder of the Company, agreed to loan up to $1 million to the Company (the "Director Loan"). The Director Loan was subordinated to the Revolver and was collateralized by substantially all assets of the Company. See Note 6 to Consolidated Financial Statements for additional terms of the Director Loan.

In the first quarter of 1998, Mr. Levy advanced an additional net amount of $1,050,000 (consisting of $1,460,000 advanced, less
$410,000 repaid).   An Amended and  Restated  Loan  Agreement,
dated March 5, 1998, was executed between the Company and Mr. Levy bringing the total Director Loan to $2 million. In March 1998, three private investors each loaned the Company an additional $1 million (together with the $2 million Director Loan, hereinafter collectively referred to as the "Subordinated Loans").

The Subordinated Loans are subordinated to the Revolver and collateralized by substantially all assets of the Company and mature September 5, 1999. See Note 6 to Consolidated Financial Statements for additional terms of the Subordinated Loans. In April 1998, Mr. Levy advanced an additional $735,000 which was repaid from proceeds of a private placement of preferred stock (see below).

In April 1998, the Company received $3.5 million in cash (including $1 million from Mr. Levy) from a private placement of 8% convertible preferred stock (see Note 14 to Consolidated Financial Statements). In addition, the Company is currently negotiating with several potential lenders to obtain an asset based revolving credit facility ("Potential Financing"). Management believes that proceeds already received from the Subordinated Loans and private placement, together with the Potential Financing, if consummated, will be sufficient to satisfy the Company's working capital needs during 1998, as presently contemplated, including repayment of the
Revolver.   There can be no assurance, however, that the Company
may not require additional capital beyond its current forecasted needs nor that any such additional required funds would be available on terms acceptable to the Company, if at all, at such time or times required by the Company.



Effect of Inflation

During the last three fiscal years, inflation has not had an impact on the Company's operations and the Company does not expect that it will have a material impact in 1998.



Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income" and No.131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No.130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances.
SFAS No.131 requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company will adopt SFAS No.130 and No.131 as required for all periods beginning after December 15, 1997. The adoption of these pronouncements is not expected to have a material impact on the Company's financial statements or disclosures.

Other

Year 2000 issues pertain to the inability of certain computerized information systems to properly recognize date-sensitive information as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Company is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations, and has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on its future operations or financial condition.


Item 8.  Financial Statements and Supplementary Data


         Table of Contents to Consolidated Financial Statements

                                                             Page

Report of Independent Certified Public Accountants            25

Consolidated Financial Statements:

    Balance Sheets - December 31, 1997 and 1996
       and October 31, 1996                                   26

     Statements of  Operations - Year Ended
        December 31, 1997, Two Months Ended
        December 31, 1996, and Years Ended October
        31, 1996 and 1995                                     27

     Statements of Stockholders' Equity - Year
        Ended December 31, 1997, Two Months Ended
        December 31, 1996, and Years Ended October 31,
        1996 and 1995                                       28-29

     Statements of Cash Flows - Year Ended
        December 31, 1997, Two Months Ended
        December 31, 1996, and Years Ended
        October 31, 1996 and 1995                           30-31

     Notes to Consolidated Financial Statements             32-46



Schedules are omitted because they are not required, or because the information required therein is set forth in the Consolidated
Financial Statements or the notes thereto.

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996 and October 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, October 31, 1996 and 1995, and the two months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996 and October 31, 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, October 31, 1996 and 1995 and for the two months ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in the summary of significant accounting policies to the financial statements, in 1996 the Company changed its financial reporting period from a fiscal year ending October 31 to a calendar year end.



                         BDO Seidman, LLP

Orlando, Florida
February 20, 1998 except
as to Note 6 and Note 14,
which is as of April 14, 1998
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
=========================================
(dollars in thousands)

                                                    December 31,     October
                                                 -----------------      31,
      ASSETS (Note 2 and Note 6)                   1997     1996       1996
      --------------------------                 -------   -------   -------
Current assets:
  Cash and cash equivalents:
    Restricted                                   $ 1,024   $    -    $    -
    Unrestricted                                      61     4,619    10,608
  Accounts receivable (Note 4)                     3,863     4,723     1,747
  Inventories (Note 4)                             3,577     3,115     1,385
  Prepaid expenses and other                         262       129        82
                                                 -------   -------   -------
      Total current assets                         8,787    12,586    13,822

Deferred tax asset                                    -        182       182
Property and equipment, net of $457, $90
  and $51 accumulated depreciation (Note 4)        2,060       974       694
Goodwill and other intangible
  assets, net of $470, $60 and $17
  accumulated amortization (Note 4)                5,915     6,325       979
                                                 -------   -------   -------
                                                 $16,762   $20,067   $15,677
                                                 =======   =======   =======
           LIABILITIES (Note 2)
           --------------------
Current liabilities:
  Borrowings  (Note 6)                           $ 3,445   $   200   $    -
  Accounts payable and other                       6,568     6,326     1,977
  Royalty liability                                  208       208       800
                                                 -------   -------   -------
     Total current liabilities                    10,221     6,734     2,777

Long-term debt (Note 6)                              554       516       510
Note payable to director (Note 6)                    950        -         -
                                                 -------   -------   -------
     Total liabilities                            11,725     7,250     3,287
                                                 -------   -------   -------

Commitments, contingencies and
  subsequent events (Notes 6, 9, 10, and 14)


  SHAREHOLDERS' EQUITY (Note 2, 6, 10 and 14)
  -------------------------------------------

Preferred stock, $.01 par; shares authorized
  1,000,000; outstanding none                         -         -         -
Common stock, $.05 par; shares authorized
  24,000,000; outstanding 18,670,477                 934       934       934
Additional paid-in capital                        30,499    30,393    29,923
Deficit                                          (26,396)  (18,510)  (18,467)
                                                 -------   -------   -------
     Total shareholders' equity                    5,037    12,817    12,390
                                                 -------   -------   -------
                                                 $16,762   $20,067   $15,677
                                                 =======   =======   =======


See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Note 2)
=============================================
(dollars in thousands, except per share data)

                                               Two
                                     Year     Months
                                     Ended    Ended          Year Ended
                                    December December        October 31,
                                      31,       31,       -----------------
                                     1997      1996         1996     1995
                                    -------   -------     -------   -------
Sales  (Note 8)                     $26,244   $ 4,739     $ 5,619  $     -
Cost of sales                        21,461     3,391       3,547        -
                                    -------   -------     -------   -------
  Gross margin                        4,783     1,348       2,072        -
                                    --------  -------     -------   -------
Operating expenses:
  Selling, general and
    administrative                    9,686     1,154       1,256        -
  Research and development            2,618       299         701        -
                                    -------   -------     -------   -------
  Total operating expenses           12,304     1,453       1,957        -
                                    -------   -------     -------   -------

Income (loss) from operations        (7,521)     (105)        115        -

Gain from sale of IMNET Systems,
  Inc. stock  (Note 3)                   -         -       11,955        -
Interest income, net of investment
  expenses                              120        87         234         9
Interest expense                       (247)      (25)        (72)      (70)
                                    -------   -------     -------   -------
Income (loss) before income taxes
  and extraordinary gain             (7,648)      (43)     12,232       (61)
Extraordinary gain from debt
  extinguishment  (Note 7)               -         -          566        -
                                    -------   -------     -------   -------
Income (loss) before income taxes    (7,648)      (43)     12,798       (61)

Income tax expense (Note 5)            (238)       -         -         -
                                    -------   -------     -------   -------
Net income (loss)                  ($ 7,886) ($    43)    $12,798  ($    61)
                                    =======   =======     =======   =======

Basic and diluted net income
  (loss) per common share:
    Income (loss) before extra-
      ordinary gain                ($   .42) ($   .00)    $   .70  ($   .00)
    Extraordinary gain                  -          -          .03        -
                                    -------   -------     -------   -------
    Net income (loss) per
      common share                 ($   .42) ($   .00)    $   .73  ($   .00)
                                    =======   =======     =======   =======

Average number of common shares
  outstanding                     18,670,477 18,670,477 17,606,477 17,600,477
                                  ========== ========== ========== ==========



See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(NOTES 2, 6, 10 and 14)
===============================================
(dollars in thousands)

                                                    Net
                                                 Unrealized
                        Common Stock     Addi-    Gain on
                     ----------------   tional   Securities
                                 Par    Paid-in  Available
                        Shares  Value   Capital   For Sale   Deficit   Total
                     ---------- -----  --------  ---------  --------  -------
Balances, October
 31, 1994            17,600,477  $880   $29,294   $    -   ($31,204)  ($1,030)

Net unrealized gain
 on securities
 available for sale        -        -        -    12,023         -     12,023

Net loss for the
 year ended October
 31, 1995                  -        -        -        -         (61)      (61)
                     ----------  ----   -------  -------    -------   -------
Balances, October
 31, 1995            17,600,477   880    29,294   12,023    (31,265)   10,932

Change in net un-
 realized gain on
 securities avail-
 able for sale             -        -        -   (12,023)        -    (12,023)

Issuance of common
stock in connec-
tion with:
 Acquisition of
  minority
  interest           1,000,000     50      550        -          -        600
 Exercise of
  warrants              60,000      3       57        -          -         60
 Extinguishment
  of debt               10,000      1       22        -          -         23

Net income for the
 year ended
 October 31, 1996         -         -       -         -      12,798    12,798
                    ----------  -----  -------   -------    -------  --------
Balances, October
 31, 1996           18,670,477    934   29,923        -     (18,467)   12,390

Common Stock
 warrant issued in
 connection with
 acquisition
 (Note 2)                 -        -       470        -          -        470

Net loss for the
 two months ended
 December 31, 1996        -        -        -         -         (43)      (43)
                    ----------  -----  -------   -------    -------   -------
Balances, December
 31, 1996           18,670,477    934   30,393        -     (18,510)   12,817


nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(NOTES 2, 6, 10 and 14)
===============================================
(dollars in thousands)
(concluded)

                                                    Net
                                                 Unrealized
                        Common Stock     Addi-    Gain on
                     ----------------   tional   Securities
                                 Par    Paid-in  Available
                        Shares  Value   Capital   For Sale   Deficit   Total
                     ---------- -----  --------  ---------  --------  -------
Common stock
 options granted
 to outside
 directors                -        -        61        -          -         61

Common stock
 warrants issued in
 connection with
 borrowings (Note 6)      -        -        45        -          -         45

Net loss for the
 year ended
 December 31, 1997          -      -        -         -      (7,886)   (7,886)
                    ----------  -----  -------   -------    -------   -------
Balances, December
 31, 1997           18,670,477  $ 934  $30,499   $    -    ($26,396)  $ 5,037
                    ==========  =====  =======   =======    =======   =======

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note 2)
=====================================
(in thousands)

                                                    Two
                                          Year      Months       Year Ended
                                          Ended     Ended        October 31,
                                         December  December  -----------------
                                         31, 1997  31, 1996    1996      1995
                                         --------  --------  -------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      ($ 7,886) ($    43) $12,798    ($  61)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Gain from sale of IMNET Systems,
        Inc. stock                             -         -   (11,955)       -
      Extraordinary gain from debt
        extinguishment                         -         -      (566)       -
      Depreciation and amortization           777        82       68        -
      Common stock options granted
        to outside directors                   61        -        -         -
      Common stock warrants granted in
        connection with borrowings             45        -        -         -
      Deferred income taxes                   182        -      (182)       -
      Minority interest in net income
        of consolidated subsidiary             -         -        26        -
      Changes in assets and liabilities,
        net of effects from acquisitions:
          Decrease (increase) in
            accounts receivable               860      (442)  (1,731)      (16)
          Increase in inventories            (462)     (189)    (391)       -
          Increase in prepaid expenses,
            restricted cash and other      (1,157)      (23)     (82)       -
          Increase in accounts payable
            and other liabilities             242       452    1,574        66
                                          -------   -------  -------    ------
Net cash used by operating activities      (7,338)     (163)    (441)      (11)
                                          -------   -------  -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of IMNET
    Systems, Inc. stock                        -         -    11,955        -
  Cash paid for acquisitions                   -     (2,800)    (592)       -
  Additions to property and equipment      (1,453)     (326)    (314)       -
                                          -------   -------  -------    ------
Net cash (used) provided by
  investing activities                     (1,453)   (3,126)  11,049        -
                                          -------   -------  -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) of
    revolving bank credit facility          3,245    (2,700)      -         -
  Additions to other borrowings               988        -        -         -
  Proceeds from exercise of stock
    warrants                                   -         -        60        -
  Cash paid for debt extinguishment            -         -       (75)       -
                                          -------   -------  -------    ------
  Net cash provided (used) by
    financing activities                    4,233    (2,700)     (15)       -
                                          -------   -------  -------    ------
Net (decrease) increase in unre-
  stricted cash and cash equiva-
  lents during the period                  (4,558)   (5,989)  10,593       (11)
Unrestricted cash and cash equiva-
  lents at the beginning of the
  period                                    4,619    10,608       15        26
                                          -------   -------  -------    ------
Unresticted cash and cash equiva-
  lents at the end of the period          $    61   $ 4,619  $10,608    $   15
                                          =======   =======  =======    ======

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note 2)
=====================================
(in thousands)
(concluded)

                                                   Two
                                        Year      Months       Year Ended
                                        Ended     Ended        October 31,
                                       December  December  ------------------
                                       31, 1997  31, 1996    1996      1995
                                       --------  --------  --------  --------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Cash paid during period for:
    Interest                            $   140   $    -   $    -     $   -
                                        =======   =======  =======    ======
    Income taxes                        $   238   $    -   $    -     $   -
                                        =======   =======  =======    ======

NON-CASH INVESTING ACTIVITIES:
    Acquisitions:
    Fair value of assets acquired            -    $10,073  $ 1,856    $   -
    Liabilities assumed                      -     (4,103)    (664)       -
    Borrowings repaid at closing             -     (2,700)      -         -
    Common stock issued                      -         -      (600)       -
    Warrant issued to seller                 -       (470)      -         -
                                        -------   -------  -------    ------
        Cash paid                       $    -    $ 2,800  $   592    $   -
                                        =======   =======  =======    ======
  Royalty liability reduction           $    -    $   592  $    -     $   -
                                        =======   =======  =======    ======

See accompanying notes to consolidated financial statements.
                                    31
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==========================================



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Principles of Consolidation and Basis of Presentation


The consolidated financial statements include the accounts of nStor Technologies, Inc. and all wholly-owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

     Business

As a result of two acquisitions completed during the year ended December 31, 1996 (see Note 2 to Consolidated Financial Statements), the Company is engaged as a manufacturer and supplier of information storage solutions, including external RAID (Redundant Array of Independent Disks) subsystems and data storage enclosures, UNIX-based memory products, storage management hardware and software, digital media products, and enterprise resource planning manufacturing solutions.

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


     Fiscal Year

In November 1996, the Company changed its fiscal year end from October 31 to December 31. Accordingly, the December 31, 1996
Statements of Operations, Shareholders' Equity and Cash Flows are for the two months then ended.


     Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

     Restricted cash

At December 31, 1997, approximately $1 million of cash was pledged as collateral under bank borrowings (see Note 6 to Consolidated
Financial Statements), and was classified as restricted cash on the balance sheet.


     Investment Securities

Prior to the sale of IMNET securities in 1996 (see Note 3 to Consolidated Financial Statements), the Company's investment in IMNET was classified as available for sale and stated at fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity until realized.


     Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value. See Note 4 to Consolidated Financial Statements.


     Revenue Recognition

Sales revenue is recognized upon shipment provided that there are no significant post-sale obligations and the collectibility is reasonably assured. During the periods presented in the accompanying Consolidated Statements of Operations, there were no significant post-sales obligations except for normal warranty costs.


     Warranty Costs

Warranty costs are provided on the basis of estimated net future costs related to products sold.


     Property and Equipment

Property and equipment are stated at cost.  Depreciation is
provided under the straight-line method over the estimated useful lives, principally five years.
                                  33

     Goodwill and Other Intangible Assets

Intangible assets, substantially goodwill, are carried at cost and amortized under the straight-line method over 15 years, the estimated useful life. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired (see
Note 2 to Consolidated Financial Statements). Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating future operating results expected from the acquired businesses. At December 31, 1997, unamortized goodwill and other intangible assets of $5.9 million was not considered to be impaired.

     Research and Development Costs

Research and development costs are expensed as incurred.

     Income Taxes

Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities.

     Net Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.128 "Earnings Per Share", which the Company has adopted. Pursuant to SFAS 128, the Company has replaced the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS has been replaced with "diluted" EPS which is determined similarly to fully diluted EPS under the provisions of APB Opinion No.15.

For all periods presented in the Consolidated Statements of Operations, the effect of including stock options and warrants would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented are equivalent.

As of December 31, 1997 and 1996 and October 31, 1996 and 1995, outstanding potentially dilutive options and warrants to purchase the Company's Common Stock amounted to 2,320,000; 1,975,000;
1,050,000 and 105,000, respectively.

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


     Financial Instruments

SFAS No.107, "Disclosures about Fair Value of Financial
Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1997.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, borrowings, accounts payable, accrued liabilities, and convertible notes. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's borrowings is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of borrowings.


     Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.


     Recently Issued Accounting Pronouncements


In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income, and No.131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No.130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No.131 requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their
                                35
products and services, the geographic areas in which they operate and their major customers. The Company will adopt SFAS No.130 and SFAS No.131 as required for all periods beginning after December 15, 1997. The adoption of these pronouncements is not expected to have a material impact on the Company's financial statements or disclosures.



(2)  ACQUISITIONS

Effective June 3, 1996, nStor Corporation, Inc., a newly-formed subsidiary of the Company, which was 80% owned at the time (the "Subsidiary"), acquired certain net assets from Seagate Peripherals, Inc. ("Seagate") located in Lake Mary, Florida. The purchase price consisted of $592,000 in cash, including acquisition costs, and a royalty to Seagate, originally estimated at $800,000. Based upon the conclusion of certain contingencies, the royalty liability was reduced to approximately $208,000 effective December 31, 1996. As a result of this reduction, property and equipment and intangible assets were likewise reduced. Effective October 31, 1996, the Company acquired the remaining 20% of the Subsidiary from R. Daniel Smith, president of the Subsidiary and currently a director and officer of the Company, in exchange for one million shares of the Company's common stock, valued at $600,000 (net of applicable discount).

Effective December 1, 1996, the Company acquired substantially all the net assets of Parity Systems, Inc. ("Parity") located in Los Gatos, California. The purchase price consisted of $2.8 million in cash and a warrant (exercisable at any time through December 1999) to purchase 500,000 shares of the Company's common stock at $2.10 per share, valued at $470,000. In addition, the Company accrued and capitalized approximately $816,000, as adjusted, in certain transition costs expected to be incurred in connection with the termination and relocation of the manufacturing operations from California to Florida. A significant portion of those costs were associated with terminating and/or relocating certain Parity personnel. The relocation and integration of Parity operations was completed in May 1997. The transaction closed on December 30, 1996, on which date the Company repaid the approximately $3 million outstanding balance of Parity's bank line of credit.

Both acquisitions have been accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the effective acquisition dates, and the operating results of the acquired businesses included in the Company's consolidated financial statements from those dates.

The excess of the purchase price of both acquisitions over the fair value of net assets acquired (goodwill) was approximately $6 million, as adjusted, and is being amortized on a straight-line basis over 15 years. The Company also recorded approximately $347,000, as adjusted, as intellectual assets, consisting of trademarks and proprietary technology, which are being amortized on a straight-line basis over 15 years. Final purchase price allocations were made for both acquisitions during the year ended December 31, 1997, and have been reflected in the accompanying financial statements as of December 31, 1996. For the year ended December 31, 1997, the two months ended December 31, 1996 and the year ended October 31, 1996, amortization of intangible assets approximated $410,000, $43,000 and $17,000, respectively.


(3)  INVESTMENT IN IMNET SYSTEMS, INC. ("IMNET")

During 1996, a subsidiary of the Company sold all of its shares of IMNET and received net proceeds of $11,955,000. For reporting purposes, the Company had written off its entire investment in IMNET in 1993, and accordingly, the Company recognized a gain of $11,955,000 during 1996.


(4)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness. See Note 6 to Consolidated Financial Statements.


                                      December 31,     October
                                    ---------------      31,
                                     1997     1996      1996
                                    ------   ------    -------
Accounts Receivable

     Trade receivables              $4,218   $5,234    $1,735
     Less allowance for
       doubtful accounts              (500)    (550)       -
                                    ------   ------    ------
                                     3,718    4,684     1,735
     Other receivables                 145       39        12
                                    ------   ------    ------
                                    $3,863   $4,723    $1,747
                                    ======   ======    ======
Inventories

     Raw materials                  $3,299   $2,575    $1,164
     Work-in-process                    -        88       143
     Finished goods                    278      452        78
                                    ------   ------    ------
                                    $3,577   $3,115    $1,385
                                    ======   ======    ======

                                      December 31,     October
                                    ---------------      31,
                                     1997     1996      1996
                                    ------   ------    -------

Property and Equipment

     Computer software              $  907   $  328    $  175
     Computer equipment                809      390       284
     Furniture, fixtures
       and office equipment            286      215       167
     Leasehold improvements            283        9        21
     Other                             232      122        98
                                    ------   ------    ------
                                     2,517    1,064       745
     Less accumulated depreciation    (457)     (90)      (51)
                                    ------   ------    ------
                                    $2,060   $  974    $  694
                                    ======   ======    ======

Goodwill and Other Intangible Assets

     Goodwill                       $6,038   $6,038    $  381
     Intellectual assets               347      347       615
                                    ------   ------    ------
                                     6,385    6,385       996
     Less accumulated amortization    (470)     (60)      (17)
                                    ------   ------    ------
                                    $5,915   $6,325    $  979
                                    ======   ======    ======

(5)  INCOME TAXES

(a) As of December 31, 1997, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $8.4 million principally expiring in 2012, for which no financial statement benefit had been recognized. In addition, the Company has research and development tax credit carryforwards of approximately $637,000 which expire from 2002 through 2012 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $238,000, at December 31, 1997, which may be used indefinitely to reduce regular federal income taxes.


(b) For the year ended December 31, 1997, the provision for federal income tax expense of $238,000 represents AMT taxes paid during 1997.

(c) The tax effects of temporary differences that gave rise to significant portions of deferred tax assets follows (in thousands):

                                December 31,      October 31,
                              ---------------   ---------------
                               1997     1996     1996     1995
                              ------   ------   ------   ------
     NOL and tax credit
       carryforwards          $3,728   $2,088   $2,025   $4,944
     Investment in IMNET          -        -        -     1,232
                              ------   ------   ------   ------
                               3,728    2,088    2,025    6,176
     Less valuation
       allowance              (3,728)  (1,906)   1,843   (6,176)
                              ------   ------   ------   ------
     Deferred tax asset       $   -    $  182   $  182   $   -
                              ======   ======   ======   ======


(6)  BORROWINGS

The Company's short-term borrowings as of December 31, 1997 consisted of an asset based revolving bank credit facility (the
"Revolver") under which the Company may borrow up to $3.2 million, as amended, and a $200,000 Promissory Note assumed in connection with the Parity Acquisition.

The Revolver bears interest, payable monthly, based on LIBOR plus 3% (9% at December 31, 1997), is guaranteed by the Company and matures on June 30, 1998, as extended. The Company pays a commitment fee on the unused portion of the Revolver at one-eighth of one percent (1/8 of 1%) per annum. Advances under the Revolver are collateralized by substantially all assets of the Company, including approximately $1 million reflected as Restricted Cash at December 31, 1997. The loan agreement provides for certain restrictions on the payment of dividends, the incurrence of additional indebtedness and capital expenditures, and requires minimum working capital, tangible net worth and other financial covenants. The Company has not consistently been in compliance with certain financial covenants which resulted in amendments to the Revolver in December 1997 and February 1998. Among other modifications, the amendments waived compliance with the financial covenants and reduced the original maximum loan amount from $7 million to $3,250,000 through April 30, 1998 and to $3 million thereafter until maturity on June 30, 1998. The outstanding principal balance under the Revolver at December 31, 1997 was $3,245,000, and there was no additional availability on that date.

Long-term debt as of December 31, 1997 included borrowings under a Promissory Note issued by a director of the Company, H. Irwin Levy

(the "Director Loan"), under which the Company was able to borrow up to $1 million, and convertible notes with a carrying amount of $554,000 and $516,000 at December 31, 1997 and 1996, respectively,
(the "Convertible Notes").

Through its March 1998 maturity date, the Director Loan bore interest, payable monthly, at prime plus one and one-half percent (1.5%) per annum (10% at December 31, 1997), was subordinated to the Revolver and was collateralized by substantially all assets of the Company. In connection with the Director Loan, as of December 31, 1997, the Company issued warrants to Mr. Levy to purchase 55,000 shares of common stock of the Company at a purchase price of $2.35 per share, exercisable on the date of grant, expiring on September 16, 2000. In addition, from January 14, 1998 through February 13, 1998, the Company issued warrants to Mr. Levy to purchase up to 10,000 shares under similar terms. The outstanding balance under the Director Loan at December 31, 1997 was $950,000.

During the first quarter of 1998, Mr. Levy advanced an additional net amount of $1,050,000 (consisting of $1,460,000 advanced, less $410,000 repaid). An Amended and Restated Loan Agreement, dated March 5, 1998, was executed which increased the total Director Loan to $2 million. In March 1998, three private investors each loaned the Company an additional $1 million (together with the $2 million Director Loan, hereinafter collectively referred to as the "Subordinated Loans"). In April 1998, Mr. Levy advanced an additional $735,000 which was repaid from proceeds of a private placement of preferred stock (see Note 14 to Consolidated Financial Statements).

The Subordinated Loans bear interest at 10% per annum, payable monthly, mature on September 5, 1999, are subordinated to the Revolver and are collateralized by substantially all assets of the Company. In connection with the Subordinated Loans, warrants were issued to purchase an aggregate of 1,666,668 shares (including 666,666 to Mr. Levy) of common stock of the Company, exercisable on the date of grant at $1.50 per share, expiring on March 5, 2001.
In connection with the Company's private placement of preferred stock in April 1998, (see Note 14 to Consolidated Financial Statements), Mr. Levy sold $1 million of participation interests in the $2 million Director Loan to private investors, including $250,000 to members of his family.

The Convertible Notes have a face amount of $400,000, have been discounted based on an effective interest rate of 12%, include accrued interest of $206,000, $198,000 and $197,000 at December 31, 1997, December 31, 1996 and October 31, 1996, respectively, mature in 2000 and are convertible into 160,000 shares of common stock of the Company (based on one common share for each $2.50 of face amount).

(7)  EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

During the year ended October 31, 1996, the Company paid $75,000 in cash and issued 10,000 shares of its common stock in full satisfaction of the $664,000 outstanding balance (including accrued interest) of notes payable which had been in dispute due to certain subordination provisions contained in the notes. As a result of this settlement, the Company recognized a $566,000 extraordinary gain from debt extinguishment. No income tax effect on the extraordinary gain was recorded due to the valuation allowance for deferred tax assets.


(8)  SIGNIFICANT CUSTOMERS

Two customers accounted for 10% and 11%, Intergraph Corp. and Discreet Logic, respectively, of gross sales for 1997. One customer, Intergraph Corp., accounted for 53% of gross sales for the year ended October 31, 1996.


(9)  LITIGATION

In June 1996, Jack Ehrenhuas, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the Supreme Court of the State of New York, County of Nassau, against the Company and its Chairman, Michael Wise. The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by the Company (see Note 2 to Consolidated Financial Statements) and seek compensatory damages plus punitive damages.

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against a subsidiary, its president R. Daniel Smith, and Intelligent Manufacturing Systems, Inc. ("IMS"), a company for which Mr. Smith was the Chief Executive Officer and sole shareholder. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are currently in discovery. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiffs' claims and, accordingly, the Company believes that the claims are without merit.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.


(10)  STOCK OPTIONS AND WARRANTS

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Option Plan (the "Plan"). Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market value on the date of grant over the exercise price.

Under the Plan, qualified and nonqualified stock options to purchase up to 2.5 million shares of the Company's common stock may be granted to officers, directors, key employees and nonemployees. The maximum term of the options granted under the Plan is ten years.

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted under the Plan, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield, volatility ranging from 57% to 60%, risk-free interest rates ranging from 5.7% to 6.7% and expected lives of ten years.

Under the accounting provisions of SFAS 123, the Company's net loss and loss per share, for the year ended December 31, 1997 and the two month transition period ended December 31, 1996, would have been reduced to the pro forma amounts indicated below (in thousands, except per share):

                           Year Ended      Two Months Ended
                        December 31, 1997  December 31, 1996
                        -----------------  -----------------
     Net loss:
       As reported          ($7,886)            ($ 43)
       Pro forma            ($8,123)            ($672)
     Loss per share:
       As reported            ($.42)            ($.00)
       Pro forma              ($.43)            ($.04)



For the years ended October 31, 1996 and 1995, there were no compensation costs to be considered under SFAS 123.

Changes in options outstanding are summarized as follows (in thousands, except per share):
                                                     Weighted-
                                                      Average
                                          Weighted-    Fair
                                          Average    Value Per
                                          Exercise    Share of
                                            Price     Options
                                 Shares   Per Share   Granted
                                 ------   ---------  ---------
Year ended October 31, 1996:
  Granted - equal to market
    value                        1,050       $2.07      $ .91
                                 -----

Balance, October 31, 1996        1,050        2.07
  Granted - equal to
    market value                   225        2.10       1.58
  Granted - exceeds
    market value                   200        4.00       1.37
                                 -----
Balance, December 31, 1996       1,475        2.53
  Granted - equal to
    market value                   325        2.21       1.64
  Forfeited - equal to
    market value                   (35)       2.10
                                 -----
Balance, December 31, 1997       1,765        2.48
                                 =====


At December 31, 1997 and 1996, a total of 705,000 and 475,000, respectively, of the outstanding options were exercisable with a weighted-average exercise price of $2.91 and $3.20, respectively, per share.

The following table summarizes information about fixed stock options at December 31, 1997 (in thousands):

                                   Weighted-
                    Number          Average         Number
                  Outstanding      Remaining      Exercisable
     Exercise     at Dec. 31,     Contractual     at Dec. 31,
      Prices         1997            Life            1997
     --------     -----------     -----------     -----------
       $1.22            50          4 years            50
    $2.06-$2.37      1,515          9 years           455
       $4.00           200          9 years           200
                     -----                            ---
                     1,765                            705
                     =====                            ===

At December 31, 1997, the Company had outstanding warrants under which 555,000 shares of common stock could be acquired.
Information relating to these wrrants is summrized as follows (in thousands):

                              Number
                            of Shares
        Expiration          Subject to        Exercise
           Date              Warrants           Price
        ----------          ----------        --------

      December 1999            500              $2.10
      October  2000             55              $2.35


As of December 31, 1997, the Company had reserved common stock for the following purposes (in thousands):


     1996 Stock Option Plan            2,500
     Stock warrants                      555
     Convertible notes payable           160
     Non plan stock options               50
                                       -----
                                       3,265
                                       =====


(11)  RELATED PARTY TRANSACTIONS

     Hilcoast Advisory Services, Inc. ("Advisor")

Since July 1, 1996, Advisor has provided certain financial consulting and administrative services to the Company under an agreement which expires on June 30, 1998, as extended, provides for the payment of $6,000 per month, plus reimbursement for all out-of-pocket expenses, and which may be terminated by the Company upon 60 days notice and by Advisor upon 180 days notice. H. Irwin Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of the Advisor's parent. Management believes that the terms of this agreement are no less favorable to the Company than those that would be received from other sources.


     IMS

In July 1996, the Company purchased an integrated software package from IMS, including installation, consulting and training support, at a cost of approximately $272,000. The software package was purchased to facilitate the internal operations of the Company and includes finance, planning and production, sales and marketing, service and engineering modules. In June 1997, the Company acquired the assets of IMS for approximately $135,000 which was based on the net book value of the assets acquired. Management believes that the terms of these transactions were no less favorable to the Company than those that would be paid to other vendors.


(12)  LEASES

The Company leases its operating facilities under operating leases which expire at various dates through April 2002. At December 31, 1997, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

               1998      $  352
               1999         339
               2000         198
               2001         116
               2002          19
                         ------
                         $1,024
                         ======


Rent expense was $485,000 and $57,000 for the year ended December
31, 1997 and the two months ended December 31, 1996, respectively, and $62,000 for the year ended October 31, 1996.


(13)  401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the "Plan") covers substantially all employees meeting certain minimum age and service requirements. Contributions to the plan will be determined by the Board of Directors. No contributions have been made by the Company to the Plan as of December 31, 1997.


(14) SUBSEQUENT EVENTS

     Borg Adaptive Technologies, Inc. ("Borg")

Effective February 27, 1998, the Company signed a definitive stock purchase agreement to acquire all the outstanding common stock of Borg, a privately owned company headquartered in Boulder, Colorado. The purchase price consists of $350,000 in cash, including the retirement of $325,000 in debt, and the issuance of a warrant to purchase 400,000 shares of the Company's Common Stock at $1.38.
The acquisition is expected to close in April 1998.

     Additional Financing/Convertible Preferred Stock

In April 1998, the Company received $3.5 million in cash (including $1 million from Mr. Levy) from a private placement of 8% convertible preferred stock (the "Convertible Preferred Stock"), including $1 million deposited in escrow to be released to the Company upon stockholder approval of an increase in the authorized shares of the Company's Common Stock at the next Annual Meeting, expected to be held in June 1998. The Convertible Preferred Stock is convertible into common stock, on various dates through April 2000, at a conversion price equal to the lesser of $1.44 per share or 77% of the market price at the date of conversion. At closing, the Company issued warrants to purchase 280,000 shares of the Company's Common Stock (including 80,000 to Mr. Levy), exercisable at any time through April 2001 at an exercise price of $1.50 per share. See also Note 6 to Consolidated Financial Statements in connection with Subordinated Loans subsequent to December 31, 1997.



(15) FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1997, the Company recorded an adjustment to write-down inventory by approximately $2.9 million resulting from a re-valuation of certain inventory acquired in the Parity Acquisition, potential obsolete inventory and transitional issues associated with the implementation of a new materials requirement planning system. Management was unable to reasonably estimate the effect, if any, of certain of these adjustments on prior quarters in 1997 because of the implementation issues with the materials requirement planning system. Subsequent to year end, management has taken steps to address these implementation issues with its cost accounting system.

Item 9.  Disagreement on Accounting and Financial Disclosure


               Not Applicable


                            PART III


Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the caption "Election of Directors" and "Management" in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with respect to the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.



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

                             PART IV



Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K


(a) (1)   Financial Statements - See index to Consolidated
          Financial Statements at page 24 of this Form 10-K.

    (2) Financial statement schedules have been omitted because they are not required, or because the information required therein is set forth in the Consolidated
          Financial Statements or the notes thereto.

    (3)   Exhibits  -  See Exhibit Index at page 49 of this Form
          10-K.


(b) No reports were filed or amended by the Registrant on Form 8-K during the fourth quarter of 1997.

                          EXHIBIT INDEX

Exhibit
Number                           Description

 3.1  Certificate of Incorporation of the Company, as amended. (1)

 3.2  By-laws of the Company, as amended. (1)

 4.1 Certificate of Incorporation of the Company, as amended - see Exhibit 3.1 above. (1)

 4.2  By-laws of the Company, as amended - see Exhibit 3.2 above.
      (1)

10.1  Asset Purchase Agreement, dated May 23, 1996, between
      Seagate Peripherals, Inc. as seller and Intelligent
      Manufacturing Systems, Inc. as purchaser.  (2)

10.2  Amendment No. 1 to the Asset Purchase Agreement, dated June
      4, 1996, between Seagate Pheripherals, Inc. and Intelligent
      Manufacturing Systems, Inc.  (2)

10.3  Assignment of Asset Purchase Agreement by Intelligent
      Manufacturing Systems, Inc. to nStor Corporation, Inc.  (2)

10.4 Consent to Assignment of Asset Purchase Agreement by Seagate Peripherals, Inc. (2)

10.5  Asset Purchase Agreement Between Parity Systems, Inc. and
      nStor Corporation, Inc., dated November 30, 1996.  (3)

10.6  Form of Warrant, dated December 30, 1996, granting Parity
      Systems, Inc. the right to purchase 500,000 shares of the
      Registrant's common stock.  (3)

10.7  Agreement and Plan of Reorganization by and among nStor
      Technologies, Inc., nStor Corporation, Inc. and R. Daniel
      Smith, dated as of October 31, 1996.  (1)

10.8  1996 Stock Option Plan, dated October 5, 1996.  (1)

10.9  Employment Agreement between nStor Corporation, Inc. and
      Norbert Witt, effective November 30, 1996.  (4)

10.10 Demand Promissory Note dated May 29, 1997 between nStor
      Corporation, Inc. and First Union National Bank of Florida.
      (5)

10.11 Revolving Credit and Security Agreement, dated May 29, 1997, between nStor Corporation, Inc. and First Union National
      Bank of Florida.  (5)

10.12 Promissory Note from nStor Technologies, Inc. to H. Irwin
      Levy dated September 16, 1997 for $1 million.  (6)

10.13 Letter Agreement between H. Irwin Levy and nStor
      Technologies, Inc. dated September 16, 1997 regarding note incorporated by reference at 10.12.  (6)

10.14 First Amendment to Revolving Credit and Security Agreement dated December 15, 1997 between nStor Corporation, Inc. and
      First Union National Bank.

10.15 Second Amendment to Revolving Credit and Security Agreement dated February 27, 1998 between nStor Corporation, Inc. and
      First Union National Bank.

10.16 Amended and Restated Promissory Note dated March 5, 1998 between nStor Technologies, Inc. and H. Irwin Levy for $2 million, which amends the Note referenced at 10.12.

10.17 Amended and Restated Loan Agreement dated March 5, 1998 between H. Irwin Levy and nStor Technologies, Inc., in the amount of $2 million.

10.18 Promissory Note in the amount of $1 million dated March 5, 1998 between Fairway Partnership and nStor Technologies, Inc. (Duplicate notes were also executed for the same amount between nStor Technologies, Inc. and (i) Bernard A. Marden and (ii) Herbert Gimelstob.)

10.19 Amended and Restated Security Agreement dated March 5, 1998 between H. Irwin Levy, Fairway Partnership, Herbert
      Gimelstob, and Bernard A. Marden (collectively, referred to as "Secured Parties").

10.20 Collateral Assignment of Note, Loan Agreement, Security
      Agreement and Security Instruments among nStor Technologies, Inc. and Secured Parties, dated March 5, 1998.

10.21 Letter agreement between H.Irwin Levy and Secured Parties, dated March 6, 1998, regarding additional terms of the notes referenced at 10.17 and 10.18.

21    Subsidiaries of the Registrant.


27    Financial Data Schedule.

______________
  (1) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K dated January 27, 1997, filed January 28, 1997.

  (2) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K/A dated June 18, 1996, filed September 3, 1996.

  (3) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K dated December 30, 1996, filed January 13, 1997.

  (4) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K/A dated December 30, 1996, filed March 14, 1997.

  (5) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended June 30, 1997, filed August 14, 1997.

  (6) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended September 30, 1997, filed November 13, 1997.

                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    nSTOR TECHNOLOGIES, INC.

                              /s/ Mark F. Levy
April 13, 1998      By:_________________________________
                           Mark F. Levy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               /s/ Mark F. Levy
April 13, 1998             ____________________________________
                           Mark F. Levy, President and Director

                               /s/ Larry Calise
April 14, 1998             ______________________________________
                           Larry Calise, Principal Financial
                           Officer and Principal Accounting Officer

                               /s/ H. Irwin Levy
April 13, 1998             ______________________________________
                           H. Irwin Levy,  Director

                               /s/ R. Daniel Smith
April 13, 1998             _____________________________________
                           R. Daniel Smith,  Director

                               /s/ Michael L. Wise
April 10, 1998             ____________________________________
                           Michael L. Wise,  Director

                               /s/ Joseph D. Weingard
April 13, 1998             ______________________________________
                           Joseph D. Weingard, Director

                               /s/ Bernard Green
April 13, 1998             ____________________________________
                           Bernard Green, Director

                               /s/ Richard Reiss
April 10, 1998             ____________________________________
                           Richard Reiss, Director