Form 10-K/A
period 1997-12-31
NSTOR TECHNOLOGIES INC
filed 1998-04-30
CIK 75448

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


               DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement of nStor Technologies, Inc.
           for the 1998 Annual Meeting of Stockholders
                    (incorporated in Part III)

                          PART I AND II



     Registrant incorporates by reference, Parts I and II of Registrants Form 10-K for the year ended December 31,
     1997, filed with the Securities and Exchange Commission on April 15, 1998.



                             PART III


Item 10.  Directors and Executive Officers of the Registrant


                            MANAGEMENT


     Directors and Executive Officers of the Company - Set forth below is the name, age, position with the Company, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each director and executive officer:


                                                   Director   Officer
  Name               Age      Position              Since      Since

Michael L. Wise      54   Chairman of the Board      1989        -  (1)

Larry J. Calise      40   Chief Financial Officer      -      April 1998

Bernard R. Green     79   Director                   1997        -

H. Irwin Levy        71   Director                   1995 (2)    -

Mark F. Levy         42   Director and President     1992 (3)  1995 (3)

Richard Reiss, Jr.   54   Director                   1997        -

R. Daniel Smith      45   Director and Executive     1997      1996
                            Vice President

Joseph D. Weingard   52   Director                   1995 (4)    -  (4)

_________
 (1) Mr. Wise previously served as President of the Company from March 1989 until December 1990 and from October 1992 until
     July 1996.

 (2) Mr. H. Irwin Levy previously served as Chairman of the Board of Directors of the Company from 1987 until July 1991.

 (3) Mr. Mark Levy previously served as Vice President, Secretary, and a director of the Company from 1985 to 1990.

 (4) Mr. Weingard previously served as a director and in various executive capacities of the Company, including Chief Executive Officer and Vice Chairman, from 1981 until January 1992 and Vice President and Secretary from 1995 until April 1997.



     Michael L. Wise has been associated with the Company in various positions since 1986. Mr. Wise was the founder of IMNET Corporation of Delaware and served as its President and Chairman of the Board from July 1986 to June 1990. IMNET Corporation of Delaware became a subsidiary of the Company in 1988. Mr. Wise has a PhD in physics.


     Larry J. Calise, a Certified Public Accountant, was appointed Chief Financial Officer of the Company in April 1998. Prior to joining the Company in December 1997, Mr. Calise served as Chief Financial Officer of American Executive Centers, Inc., a provider of business support services, from 1996 to 1997 and from 1986 until 1996, held various positions, including Vice President-Finance and Administration for a division of Alexander Proudfoot, Plc, an international management consulting firm.


     Bernard R. Green is consultant to, and previously for more than forty years, managing or senior partner of, the accounting firm of Friedman, Alpren & Green of New York, New York and West Palm Beach, Florida. Mr. Green previously served as a director of Hilcoast Development Corp. ("Hilcoast"), a real estate developer, from July 1992 until February 1997 and has been a private investor for more than twenty years.


     H. Irwin Levy is Chairman of the Board and Chief Executive Officer of Hilcoast, which position he has held since August 1992. Since December 1997, Mr. Levy has served as Chairman of the Board of CV Reit, Inc., a New York Stock Exchange listed Real Estate Investment Trust ("CV Reit") and was Chairman of the Board and Chief Executive Officer of CV Reit from 1985 until July 1992. He is currently of counsel to the West Palm Beach law firm of Levy Kneen Mariani Curtin Wiener Kornfeld and del Russo which provides legal services to the Company.

     Mark F. Levy is President of Cenvill Recreation, Inc. and certain affiliated companies, all of which are privately held businesses. Mr. Levy is the son of H. Irwin Levy and is licensed to practice law in the State of Florida.


     Richard Reiss, Jr. is President of Georgica Advisors, a private investment firm located in New York, New York. Mr. Reiss was managing partner of Cumberland Associates, a private money management firm from January 1978 until December 1996.


     R. Daniel Smith was President and Chief Executive Officer of Intelligent Manufacturing Systems, Inc. ("IMS"), a company engaged in the development and sale of software technologies, from October 1991 through June 1996. The Company acquired certain assets of IMS in June 1997 (see "Certain Transactions - IMS"). Mr. Smith is President of the Company's operating subsidiary.


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



Meetings and Committees of the Board of Directors


     During the fiscal year ended December 31, 1997 and the two month transition period ended December 31, 1996 (see "Executive Compensation") the Board of Directors held seven meetings. No director attended fewer than 75 percent of the aggregate number of meetings of the Board of Directors held during the period he served on the Board.

     An Audit Committee, which met twice during fiscal 1997, was established in March 1997 and currently consists of Michael L. Wise, Joseph D. Weingard and Bernard R. Green. The Audit Committee's responsibilities include overseeing the financial reporting process and the effectiveness of the Company's internal, accounting and financial controls, and making recommendations to the Board, including the designation of independent auditors on an annual basis.

     A Compensation Committee, which did not meet during fiscal 1997, was also established in March 1997 consisting of Michael L. Wise, H. Irwin Levy and R. Daniel Smith. The Compensation Committee's responsibilities include reviewing and approving executive compensation, including benefits, and stock options granted under the Company's 1996 Stock Option Plan.



                 COMPLIANCE WITH SECTION 16(A) OF
               THE SECURITIES EXCHANGE ACT OF 1934


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of the Company have complied with all applicable Section 16(a) filing requirements.



Item 11.  Executive Compensation


     In November 1996, the Company changed its fiscal year end from October 31 to December 31. Accordingly, compensation for 1997 includes the two month transition period ended December 31, 1996 resulting in a fourteen month reporting period for 1997 (hereinafter referred to as the "1997 Period"). The following table sets forth for the 1997 Period and the fiscal years ended October 31, 1996 and 1995, the compensation awarded to, earned by or paid to those persons who were, during the 1997 Period, (i) the Chief Executive Officer of the Company and (ii) the other executive officer of the Company whose compensation is required to be disclosed pursuant to the rules of the SEC (collectively, the "Named Officers"). No compensation was earned by the Named Officers during the year ended October 31, 1995.

                    Summary Compensation Table

    Name and                                              All Other Annual
Principal Position         Year      Salary     Bonus       Compensation

Mark F. Levy,              1997         -         -          $39,500(1)
President and Chief        1996         -         -          $34,000(1)
Executive Officer

R. Daniel Smith,           1997     $296,500      -              -
Executive Vice President   1996     $ 65,400(2)   -              -


__________
 (1) Consists of Board meeting fees and monthly management/consulting fees for services rendered by Mr. Levy in his capacity as a director and officer of the Company.

 (2) Represents salary received by Mr. Smith commencing June 3, 1996, the first date Mr. Smith became employed by the Company.


Option/Stock Appreciation Rights ("SAR") Grants

     The following table sets forth information regarding options to purchase the Company's Common Stock granted pursuant to the 1996 Stock Option Plan during the 1997 Period to the Named Officers. No SARs were granted.


                             Individual Grants               Potential
                            -------------------              Realizable
                             Percent                         Value
                 Number of   of Total                        at Assumed
                 Securities  Options/                        Annual Rates
                 Underlying    SARs                          of Stock Price
                 Options/   Granted to Exercise              Appreciation
                 SARs       Employees  or Base   Expira-     for Option Term
                 Granted    in Fiscal   Price     tion    ---------------------
                 (#) (1)     Year (2)   ($/sh)    Date      5%($)      10%($)
                 ---------- ---------- --------  -------  ---------- ----------

Mark F. Levy       50,000     -0-       $2.38    10/06/07  $193,431   $308,007
                   40,000     -0-       $2.10    12/23/06  $136,827   $217,874
                   40,000     -0-       $4.00    12/23/06  $260,623   $414,999


__________
 (1) The Company granted an option to purchase 50,000 shares of the Company's Common Stock on November 6, 1997 for services provided to the Company during fiscal 1997, of which 30,000 shares became exercisable upon the date of grant and 20,000 shares become exercisable on the first anniversary of the grant date. The Company granted an option to purchase 80,000 shares of the Company's Common Stock on December 23, 1996 for prior services provided to the Company which became exercisable upon the date of grant.

(2) Mr. Levy is not a salaried employee of the Company (see discussion under "Directors Compensation").



Aggregated Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning unexercised stock options held by the Named Officers as of December 31, 1997. No options were exercised by any of the Named Officers during the 1997 Period. No SAR's have been granted or are outstanding.



                  OPTION EXERCISES DURING 1997
                    AND YEAR-END OPTION VALUES


                                  Number of            Value of Unexercised
          Shares            Unexercised Options at    In-the-Money Options at
         Acquired            December 31, 1997 (#)    December 31, 1997 ($)(1)
            on     Value   ------------------------- ---------------------------
Name     Exercise Realized Exercisable Unexercisable Exercisable  Unexercisable
----     -------- -------- ----------- ------------- -----------  -------------

Mark F.
 Levy      -0-      -0-      110,000       20,000        -0-           -0-

R. Daniel
 Smith     -0-      -0-      200,000      800,000        -0-           -0-


__________
 (1) The closing price for the Company's Common Stock, as reported by the American Stock Exchange ("Amex") on December 31, 1997, was $2.00. None of the options held by the Named Officers were "in-the-money" as of December 31, 1997.



Compensation Committee Interlocks and Insider Participation

     Since the Compensation Committee did not meet during the 1997 Period, the entire Board of Directors participated in deliberations concerning compensation paid to the Company's executive officers
(see "Certain Transactions").

     R. Daniel Smith, an employee of the Company, is also a member of the Board of Directors.

Item 12.  Security Ownership of Management and Certain
          Certain Beneficial Owners



     The following table sets forth, as of March 31, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common
Stock,   (ii) each director and executive officer of the Company,
including executive officers named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers of the Company as a group.


                                    Amount and
                                    Nature of          Percent of
Name and Address of                  Beneficial        Outstanding
 Beneficial Owner                  Ownership (1)         Shares

H. Irwin Levy                        3,722,099           19.4%
100 Century Blvd.
West Palm Beach, FL  33417

R. Daniel Smith                      1,205,000            6.4%
450 Technology Park
Lake Mary, FL  32746

Michael L. Wise                        976,312 (2)        5.2%
285 Tanglewood Crossing
Lawrence, NY  11559

Joseph D. Weingard                     841,280 (3)        4.5%
185 NW Spanish River Blvd.
Boca Raton, FL  33431

Mark F. Levy                           722,500 (4)        3.8%
100 Century Blvd.
West Palm Beach, FL 33417

Bernard R. Green                       270,000 (5)        1.4%
583 North Lake Way
Palm Beach, FL  33480

Richard Reiss, Jr.                      70,000            (6)
1114 Avenue of the Americas
New York, NY  10036

Larry J. Calise                            -              (6)
450 Technology Park
Lake Mary, FL  32746

All executive officers,               7,807,191           39.4%
directors and director
nominees as a group (8 persons)

__________
(1) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of Common Stock shown as beneficially owned by such stockholder. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options exercisable within 60 days: Mr. H. Irwin Levy - 558,332 shares; Mr. Smith - 200,000 shares; Mr. Wise - 160,000 shares; Mr. Weingard - 80,000 shares; Mr. Mark F. Levy - 110,000 shares; Mr. Green and Mr. Reiss - 20,000 shares each; and all executive officers and directors as a group - 1,148,332 shares. See "Executive Compensation".

(2) Includes 84,000 shares owned directly by Mr. Wise and 227,410 shares owned by a retirement trust controlled by Mr. Wise. The balance, as to which Mr. Wise disclaims beneficial ownership, consists of 389,502 shares owned by Mr. Wise's wife, 65,000 shares owned by Mr. Wise's child and 50,400 shares owned jointly by Mr. Wise's wife and his mother.

(3) Includes 562,002 shares owned jointly with Mr. Weingard's wife. Also includes 3,000 shares as to which Mr. Weingard disclaims beneficial ownership, owned by Mr. Weingard's wife.

(4)  Includes 5,000 shares owned by Mr. Levy's wife and 7,500
     shares owned by Mr. Levy as guardian for his children.   Mr.
     Levy disclaims beneficial ownership as to these shares.

(5) Includes 20,000 shares owned by Mr. Green's wife and 10,000 shares owned by a trust in which Mr. Green's wife is a trustee. Mr. Green disclaims beneficial ownership as to these shares.

(6)  Less than 1%.



Item 13.  Certain Relationships and Related Transactions


Consulting and Advisory Agreement with Hilcoast Advisory Services, Inc. ("Advisor")

     Since July 1, 1996, Advisor has provided certain financial consulting and administrative services to the Company under an agreement which expires June 30, 1998, as extended, provides for the payment of $6,000 per month, plus reimbursement for all out-of-pocket expenses, and which may be terminated by the Company upon 60 days notice and by Advisor upon 180 days notice. H. Irwin Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Hilcoast, the parent of Advisor. Management believes that the terms of this agreement are no less favorable to the Company than those that would be received from other sources.


IMS

     In June 1997, the Company purchased substantially all of the assets of IMS, a company for which R. Daniel Smith was the Chief Executive Officer and sole shareholder, consisting of computer hardware and software, furniture and other equipment. The purchase price amounted to approximately $135,000, which was based on the net book value of the assets acquired. Management believes that the terms of this transaction were no less favorable to the Company than those that would be received from other sources.


Loan Made to Director by the Company

     In May 1997, the Company loaned Richard Reiss, Jr. $130,000 which approximated the purchase price of 50,000 shares of the Company's Common Stock that Mr. Reiss purchased on the open market. The promissory note bears interest at prime which accrues until maturity (approximately $6,900 at December 31, 1997) and matures in May 1999.


Loans Made by a Director to the Company

     In September 1997, H. Irwin Levy agreed to loan up to $1,000,000 to the Company (the "Director Loan"). Through its March 1998 maturity date, the Director Loan bore interest, payable monthly, at prime plus one and one-half percent (1.5%) per annum, was subordinated to borrowings of the Company under an asset based revolving credit facility, and was collateralized by substantially all assets of the Company. As of December 31, 1997, the outstanding balance under the Director Loan was $950,000 and a total of $26,800 in interest expense had accrued, of which $11,300 had been paid by the Company. In connection with the Director Loan, as of December 31, 1997, the Company issued warrants to Mr. Levy to purchase 55,000 shares of Common Stock of the Company at a purchase price of $2.35 per share, exercisable on the date of grant, expiring on September 16, 2000. In addition, from January 14, 1998 through February 13, 1998, the Company issued warrants to Mr. Levy to purchase up to 10,000 shares of Common Stock of the Company under similar terms.

     During the first quarter of 1998, Mr. Levy advanced an additional net amount of $1,050,000 (consisting of $1,460,000 advanced, less $410,000 repaid) of which $500,000 was loaned by MLL Corp., a private company for which Mr. Levy is the majority shareholder. The Director Loan was amended and restated in March 1998, bringing the total amount loaned to the Company to $2,000,000 (the "Amended Director Loan"). The Amended Director Loan is subordinated to borrowings of the Company under an asset based revolving bank credit facility, is collateralized by substantially all assets of the Company, bears interest, payable monthly, at ten percent (10%) per annum and matures on September 5, 1999. In connection with the Amended Director Loan, the Company issued warrants to Mr. Levy to purchase 666,666 shares of Common Stock of the Company at a purchase price of $1.50 per share, exercisable on the date of grant, expiring on March 5, 2001.

     In April 1998, in connection with the Company's private placement of equity securities, Mr. Levy sold $1,000,000 of participation interests in the Amended Director Loan to private investors, including $250,000 to members of his family, and invested $1,000,000 in the Company's Preferred Stock (see Note 14 to Consolidated Financial Statements).

     In April 1998, Mr. Levy advanced an additional $735,000 to the Company which was repaid on April 16, 1998 from the proceeds of the Company's private placement of equity securities (see Note 14 to Consolidated Financial Statements).





                             PART IV



     Registrant incorporates by reference, Part IV of Registrant's Form 10-K for the year ended December 31,
     1997, filed with the Securities and Exchange Commission on April 15, 1998.

     In addition, pursuant to Item 14.(a)(3)-Exhibits, the following exhibits are being filed by Registrant herewith.

Exhibit
Number
-------

 4.1 8% Convertible Preferred Stock Series A Subscription Agreement between Registrant, CPR (USA) Inc, Libertyview Fund, LLC, Libertyview Plus Fund and H. Irwin Levy (collectively, the "Subscribers") (See Schedule A of document for list of subscribers)


 4.2  Form of Stock Purchase Warrant issued in connection with 8%
      Convertible Preferred Stock Series A (see Schedule A of document at 4.1 for list of warrants issued)


 4.3  Registration Rights Agreement dated April 14, 1998 between
      Registrant and Subscribers


 4.4 Stock Purchase Warrant between Registrant and H. Irwin Levy, issued in connection with 8% Convertible Preferred Stock


10.1 Escrow Agreement between Registrant, Subscribers and Holland & Knight LLP as escrow agent, made in connection with 8%
      Convertible Preferred Stock Series A


10.2 Agreement Among Optionholders with optionholders being all directors of Registrant, made in connection with 8%
      Convertible Preferred Stock Series A


10.3 Agreement Among Stockholders who collectively own more than 50% of the issued and outstanding Common Stock of Registrant, made in connection with 8% Convertible Preferred Stock Series A

                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               nSTOR TECHNOLOGIES, INC.

                         /s/ Mark F. Levy
               By:_____________________________________
                       Mark F. Levy, President

Dated:  April 28, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            /s/ Mark F. Levy
April 28, 1998      ______________________________________
                    Mark F. Levy, President and Director

                            /s/ R. Daniel Smith
April 28, 1998      _____________________________________
                    R. Daniel Smith, Executive Vice
                      President and Director

                            /s/ Michael L. Wise
April 28, 1998      ____________________________________
                    Michael L. Wise,  Director

                            /s/ Larry J. Calise
April 28, 1998      ______________________________________
                    Larry J. Calise, Principal Financial
                      Officer and Principal Accounting
                      Officer

                            /s/ Bernard R. Green
April 28, 1998      ______________________________________
                    Bernard R. Green, Director


April   , 1998      ______________________________________
                    H. Irwin Levy,  Director


April   , 1998      _____________________________________
                    Richard Reiss, Jr., Director

                            /s/ Joseph D. Weingard
April 29, 1998      ______________________________________
                    Joseph D. Weingard, Director