Form 10-Q
period 1998-03-31
NSTOR TECHNOLOGIES INC
filed 1998-05-15
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q


__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of March 31, 1998: 18,670,477

PART I.   FINANCIAL INFORMATION



Item 1.   Financial Statements



          The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1997.

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

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                   Mar. 31,    Dec. 31,
             ASSETS  (Note 3)                        1998        1997
             ----------------                     ---------   ---------
Current assets:
  Cash and cash equivalents:
    Unrestricted                                   $    82     $    61
    Restricted                                       1,031       1,024
  Accounts receivable  (Note 2)                      3,458       3,863
  Inventories (Note 2)                               3,166       3,577
  Prepaid expenses and other                           266         262
                                                   -------     -------
     Total current assets                            8,003       8,787


Property and equipment, net  (Note 2)                2,154       2,060
Goodwill and other intangible assets,
  net  (Note 2)                                      5,830       5,915
                                                   -------     -------
                                                   $15,987     $16,762
                                                   =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Borrowings  (Note 3)                             $ 3,500     $ 3,445
  Accounts payable and other                         4,219       6,568
  Royalty liability                                    208         208
                                                   -------     -------
     Total current liabilities                       7,927      10,221

Long-term debt  (Note 3)                             5,563       1,504
                                                   -------     -------
     Total liabilities                              13,490      11,725
                                                   -------     -------

Commitments and contingencies


         STOCKHOLDERS' EQUITY
         --------------------

Preferred stock, $.01 par; shares
  authorized 1,000,000; outstanding none                -           -
Common stock, $.05 par; shares authorized
  24,000,000; outstanding 18,670,477                   934         934
Additional paid-in capital                          30,499      30,499
Deficit                                            (28,936)    (26,396)
                                                   -------     -------
     Total stockholders' equity                      2,497       5,037
                                                   -------     -------
                                                   $15,987     $16,762
                                                   =======     =======





See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)



                                                Three Months
                                               Ended March 31,
                                             --------------------
                                               1998       1997
                                             ---------  ---------

Sales                                         $ 3,606    $ 9,003
Cost of sales                                   2,958      5,892
                                              -------    -------
     Gross profit                                 648      3,111
                                              -------    -------

Operating expenses:
  Selling, general and administrative           2,474      2,158
  Research and development                        568        662
                                              -------    -------
     Total operating expenses                   3,042      2,820
                                              -------    -------

     Income (loss) from operations             (2,394)       291


Interest income                                    16         31
Interest expense                                 (162)       (18)
                                              -------    -------

Net income (loss)                            ($ 2,540)   $   304
                                              =======    =======

Basic and diluted net income (loss)
  per common share                           ($   .14)   $   .02
                                              =======    =======

Average number of common
  shares outstanding:

    Basic                                   18,670,477 18,670,477
                                            ========== ==========
    Diluted                                 18,670,477 18,778,204
                                            ========== ==========




See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)





                                        Addi-
                       Common Stock    tional
                    -----------------  Paid-In
                      Shares   Amount  Capital  Deficit   Total
                    ---------- ------  -------  -------  -------

Balances, December
  31, 1997          18,670,477  $934   $30,499 ($26,396) $ 5,037


Net loss for the
  three months
  ended March
  31, 1998                -       -        -     (2,540)  (2,540)
                    ----------  ----   -------  -------  -------
Balances, March
  31, 1998          18,470,477  $934   $30,499 ($28,936) $ 2,497
                    ==========  ====   =======  =======  =======


















See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                          Three Months
                                                        Ended  March 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  (loss)                                  ($  2,540)  $    304
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
      Depreciation and amortization                         281        180
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable          405       (767)
        Decrease (increase) in inventories                  411     (1,490)
        Increase in prepaid expenses and other              (11)       (47)
        Decrease in accounts payable and other           (2,340)      (470)
                                                       --------   --------
Net cash used by operating activities                    (3,794)    (2,290)
                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (290)       (82)
                                                       --------   --------
Net cash used by investing activities                      (290)       (82)
                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               12,563        -
  Repayment of borrowings                                (8,458)       -
                                                       --------   --------
Net cash provided by financing activities                 4,105        -
                                                       --------   --------

Net increase (decrease) in unrestricted cash and
  cash equivalents during the period                         21     (2,372)

Unrestricted cash and cash equivalents at the
  beginning of the period                                    61      4,619
                                                       --------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                    $     82   $  2,247
                                                       ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                           $    154   $    -
                                                       ========   ========











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

     Research and Development Costs

Research and development costs are expensed as incurred.

     Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.



(2)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness. See Note 3 to Consolidated Financial Statements.


                                         Mar.31,    Dec.31,
                                          1998       1997
                                         ------     ------
Accounts Receivable

     Trade receivables                   $3,609     $4,218
     Less allowance for
       doubtful accounts                   (291)      (500)
                                         ------     ------
                                          3,318      3,718
     Other receivables                      140        145
                                         ------     ------
                                         $3,458     $3,863
                                         ======     ======

Inventories

     Raw materials                       $2,730     $3,299
     Work-in-process                        193         -
     Finished goods                         243        278
                                         ------     ------
                                         $3,166     $3,577
                                         ======     ======

Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method.
Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value.

                                         Mar.31,    Dec.31,
                                          1998       1997
                                         ------     ------
Property and Equipment

     Computer equipment                  $1,023     $  809
     Computer software                      927        907
     Furniture, fixtures
       and office equipment                 286        286
     Leasehold improvements                 312        283
     Other                                  238        232
                                         ------     ------
                                          2,786      2,517
     Less accumulated depreciation         (632)      (457)
                                         ------     ------
                                         $2,154     $2,060
                                         ======     ======

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years.

Goodwill and Other Intangible Assets

     Goodwill                            $6,038      $6,038
     Intellectual assets                    347         347
     Other                                   21          -
                                         ------      ------
                                          6,406       6,385
     Less accumulated amortization         (576)       (470)
                                         ------      ------
                                         $5,830      $5,915
                                         ======      ======

In connection with acquisitions completed in 1996, the Company recorded goodwill representing the excess purchase price over the fair value of assets acquired. In addition, the Company recorded intellectual assets consisting of trademarks and proprietary technology, both of which are carried at cost and are being amortized on a straight-line basis over fifteen years.


(3)  BORROWINGS

The Company's short-term borrowings as of March 31, 1998 principally consisted of an asset based revolving bank credit facility (the "Revolver") in the amount of $3,050,000. The Revolver bears interest, payable monthly, based on LIBOR plus 3% (8.7% at March 31, 1998), is guaranteed by the Company and matures on June 30, 1998, as extended. The Company pays a commitment fee on the unused portion of the Revolver at one-eighth of one percent (1/8 of 1%) per annum. Advances under the Revolver are collateralized by substantially all assets of the Company, including approximately $1 million reflected as Restricted Cash at March 31, 1998. The loan agreement provides for certain restrictions on the payment of dividends, the incurrence of additional indebtedness and capital expenditures, and requires minimum working capital, tangible net worth and other financial covenants. The Company has not consistently been in compliance with certain financial covenants which resulted in amendments to the Revolver in December 1997 and February 1998. Among other modifications, the amendments waived compliance with the financial covenants and reduced the original maximum loan amount from $7 million to $3,250,000 through April 30, 1998 and to $3 million thereafter until maturity on June 30, 1998.

As of March 31, 1998, long-term debt included borrowings of $5 million under promissory notes and $563,000 under convertible notes (the "Convertible Notes").

At December 31, 1997, a significant portion of the Company's long term debt consisted of a Promissory Note with H. Irwin Levy, a director and principal stockholder of the Company, under which the Company could borrower up to $1 million (the "Director Loan"). The outstanding balance on that date was $950,000. Through its March 1998 maturity date, the Director Loan bore interest, payable monthly, at prime plus one and one-half percent (1.5%) per annum, was subordinated to the Revolver and was collateralized by substantially all assets of the Company. In connection with the Director Loan, as of March 31, 1998, the Company issued warrants to Mr. Levy to purchase 65,000 shares of common stock of the Company at a purchase price of $2.35 per share, exercisable on the date of grant, and expiring on September 16, 2000.

During the first quarter of 1998, Mr. Levy advanced an additional net amount of $1.3 million (consisting of $1,710,000 advanced, less $410,000 repaid). On March 5, 1998, an Amended and Restated Loan Agreement was executed increasing the Director Loan to $2 million. In March 1998, three private investors each loaned the Company an additional $1 million (together with the $2 million Director Loan, hereinafter collectively referred to as the "Subordinated Loans").

The Subordinated Loans bear interest at 10% per annum, payable monthly, mature on September 5, 1999, are subordinated to the Revolver and are collateralized by substantially all assets of the Company. In connection with the Subordinated Loans, warrants were issued to purchase an aggregate of 1,666,668 shares (including 666,666 to Mr. Levy) of common stock of the Company, exercisable on the date of grant at $1.50 per share, and expiring on March 5, 2001.

In connection with the Company's private placement of preferred stock in April 1998 (see Note 5 to Consolidated Financial Statements), Mr. Levy sold $1 million of participation interests in the $2 million Director Loan to private investors, including $250,000 to members of his family. In addition, proceeds from the private placement were used to repay $735,000 in advances made by Mr. Levy during March and April which were in excess of the $2 million Director Loan, $250,000 of which had been advanced as of March 31, 1998 and is included in current borrowings.

The Convertible Notes have a face amount of $400,000, have been discounted based on an effective interest rate of 12%, include accrued interest of $208,000 and $206,000 at March 31, 1998 and December 31, 1997, respectively, mature in 2000 and are convertible into 160,000 shares of common stock of the Company (based on one common share for each $2.50 of face amount).


(4)  INCOME TAXES

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


(5) SUBSEQUENT EVENTS

     Borg Adaptive Technologies, Inc. ("Borg")

Effective April 23, 1998, the Company acquired all the outstanding common stock of Borg, a privately owned company headquartered in Boulder, Colorado, and the developer of Adaptive RAID, a patented next-generation RAID technology. The purchase price consisted of approximately $336,000, of which $311,000 was used for the retirement of debt, and the issuance of warrants to purchase 400,000 shares of common Stock of the Company, exercisable on May 1, 1998 at $1.38 per share and expiring on December 26, 2000.

     Additional Financing/Convertible Preferred Stock

Effective April 14, 1998, the Company received $3.5 million in cash (including $1 million from Mr. Levy) from a private placement of 8% convertible preferred stock (the "Convertible Preferred Stock"), including $1 million deposited in escrow to be released to the Company upon stockholder approval of an increase in the authorized shares of the Company's Common Stock at the next Annual Meeting, expected to be held on June 8, 1998. The Convertible Preferred Stock is convertible into common stock, on various dates through April 2000, at a conversion price equal to the lesser of $1.44 per share or 77% of the market price at the date of conversion. At closing, the Company issued warrants to purchase 280,000 shares of the Company's Common Stock (including 80,000 to Mr. Levy), exercisable at any time through April 2001 at an exercise price of $1.50 per share. See Note 3 to Consolidated Financial Statements in connection with Subordinated Loans.



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

Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

As a result of two acquisitions completed during 1996, (see Note 2 to Consolidated Financial Statements) the Company is engaged as a manufacturer and supplier of information storage solutions, including external RAID subsystems and data storage enclosures, UNIX-based memory products, storage management hardware and software, digital media products, and enterprise resource planning manufacturing solutions.


Results of Operations

For the three months ended March 31, 1998 the Company incurred a net loss of $2.5 million as compared to net income of $.3 million for the quarter ended March 31, 1997.


Sales

Net sales for the three months ended March 31, 1998 decreased to $3.6 million from $9 million during the three months ended March 31, 1997, principally attributable to the following: (i) entering 1997 with a significantly higher backlog of sales orders than were in place entering 1998; (ii) delay of customer deliveries and in some cases, missed sales orders caused by the Company's inability to meet customer production schedules brought about by the Company's cash flow difficulties; and (iii) lost sales opportunities while reorganizing and training the Company's sales force under its new Vice President of Sales.

During the three months ended March 31, 1998, the Company completed several new distributor and OEM agreements, negotiated the acquisition of new Adaptive RAID software (see Note 5 to Consolidated Financial Statements) and finalized the reorganization of the sales force, all of which are projected to positively affect future sales of the Company.


Cost of Sales/Gross Margins

Gross margins for the three months ended March 31, 1998 decreased to 18% from 35% for the comparable three months ended March 31, 1997. The Company's gross margins are dependent, in part, on product mix which fluctuates from time to time. The decline in gross margins is primarily attributable to an increased sales level of products with overall lower margins and cash flow difficulties which limited the Company's ability to purchase products in the most cost efficient manner.

Management expects an improvement in gross margins for the remainder of fiscal 1998 resulting from concentrating sales efforts on higher margin enhanced products, improved purchasing power through the infusion of additional working capital and a reduction in manufacturing overhead through strategic staffing.


Operating Expenses

Operating expenses which include both research and development and selling, general and administrative expenses, increased to approximately $3 million for the quarter ended March 31, 1998 from $2.8 million for the quarter ended March 31, 1997, representing an overall 8% increase. Operating expenses for the 1998 quarter represented 84% of net sales while like expenses during the 1997 quarter were only 34% of net sales. This increase is primarily the result of the decline in sales for the comparable periods rather than an increase in the overall level of operating expenses.

Selling, general and administrative costs for the quarter ended March 31, 1998 represented 69% of net sales and reflected a 15% increase over the 1997 expenses. Selling and marketing costs primarily consist of salaries, commissions and related benefits, expenses in connection with tradeshows, conferences and seminars, facilities expenses and other miscellaneous costs allocated to those personnel. General and administrative costs primarily consist of general corporate expenses, executive officers, finance and accounting salaries and related benefits, professional fees such as legal and accounting, facilities costs allocated to those personnel, and amortization and depreciation of certain property, equipment and intangibles, principally goodwill. The Company does not expect selling, general and administrative expenses to significantly increase in the near future, except to the extent that sales commissions and other marketing costs may increase due to increases in sales revenue.

Research and development costs which are expensed as incurred, represented 16% of net sales for the quarter ended March 31, 1998 and reflected a 14% decrease over the comparable 1997 expenses. Research and development expenses for the quarter ended March 31, 1997 included significant costs associated with the redesign, standardization and receipt of agency certification for new product development following the acquisition of Parity Systems, Inc. in December 31, 1996.

Research and development costs may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not ultimately result in generating revenues. Management anticipates an increase in these expenses for the remainder of fiscal 1998 primarily brought about by the recent acquisition (see Note 5 to Consolidated Financial Statements) of Adaptive RAID technology which will require certain additional development and integration into the Company's existing product line.


Interest Expense

Interest expense incurred by the Company for the three months ended March 31, 1998 was $162,000, representing a significant increase over the 1997 period as the Company was principally debt free during the comparable period in 1997. Management expects interest expense to continue to increase over the remainder of fiscal 1998 due to additional borrowings incurred during the quarter ended March 31, 1998 (see Note 3 to Consolidated Financial Statements) and those expected to be incurred in the future. See "Liquidity and Capital Resources".


Convertible Preferred Stock

As a result of the Company's private placement of convertible preferred stock (see Note 5 to Consolidated Financial Statements) future earnings available to common stockholders will be reduced by the amount of preferred stock dividends.


Liquidity and Capital Resources

Net cash used by operating activities amounted to $3.8 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively. The most significant uses of cash for the 1998 period was the $2.5 million loss from operations and the reduction of accounts payable and other liabilities of $2.3 million, partially offset by cash provided by a reduction in accounts receivable and inventories of approximately $.8 million. The most significant use of cash for the 1997 comparable period was an increase in accounts receivable and inventories of $2.3 million.

Net cash used by investing activities was approximately $300,000 and $80,000 for the three months ended March 31, 1998 and 1997, respectively, both resulting from investments in property and equipment.

Net cash provided by financing activities for the three months ended March 31, 1998 was $4.1 million and consisted of net borrowings of $4.3 million under promissory notes with private investors, including $1.3 million with H. Irwin Levy, a director and principal stockholder of the Company, offset by a net reduction of $195,000 under an asset based revolving bank credit facility. (See the following discussion and Note 3 to Consolidated Financial Statements).

In May 1997, the Company obtained an asset based revolving bank credit facility (the "Revolver") under which the Company could borrow up to $7 million. (See Note 3 to Consolidated Financial Statements). In the months that followed, the Company was not in compliance with certain financial covenants of the Revolver resulting in amendments to the Revolver in December 1997 and February 1998, in which the bank waived compliance with those covenants and the maximum borrowings were reduced to $3,250,000 through April 30, 1998 and $3 million thereafter, through the revised maturity date of June 30, 1998. The Revolver bears interest, payable monthly, at LIBOR plus 3%, is guaranteed by the Company and is collateralized by substantially all assets of the Company, including approximately $1 million reflected as Restricted Cash at March 31, 1998. The outstanding balance under the Revolver at March 31, 1998 was $3,050,000 and there was no additional availability at that time.

In September 1997, H. Irwin Levy, agreed to loan up to $1 million to the Company (the "Director Loan"). The Director Loan was subordinated to the Revolver and was collateralized by substantially all assets of the Company. See Note 3 to Consolidated Financial Statements for additional terms of the Director Loan.

In the first quarter of 1998, Mr. Levy advanced an additional net amount of $1,300,000 (consisting of $1,710,000 advanced, less
$410,000 repaid).   An Amended and  Restated  Loan  Agreement,
dated March 5, 1998, was executed between the Company and Mr. Levy bringing the total Director Loan to $2 million. In March 1998, three private investors each loaned the Company an additional $1 million (together with the $2 million Director Loan, hereinafter collectively referred to as the "Subordinated Loans"). The Subordinated Loans are subordinated to the Revolver and collateralized by substantially all assets of the Company and mature September 5, 1999. See Note 3 to Consolidated Financial Statements for additional terms of the Subordinated Loans. In April 1998, Mr. Levy advanced an additional $485,000 which together with $250,000 advanced as of March 31, 1998, was repaid from proceeds of a private placement of preferred stock (see below).

In April 1998, the Company received $3.5 million in cash (including $1 million from Mr. Levy) from a private placement of 8% convertible preferred stock (see Note 5 to Consolidated Financial Statements). In addition, the Company is currently negotiating with several potential lenders to obtain an asset based revolving credit facility ("Potential Financing"). Management believes that proceeds already received from the Subordinated Loans and private placement, together with the Potential Financing, if consummated, will be sufficient to satisfy the Company's working capital needs during 1998, as presently contemplated, including repayment of the
Revolver.   There can be no assurance, however, that the Company
may not require additional capital beyond its current forecasted needs nor that any such additional required funds would be available on terms acceptable to the Company, if at all, at such time or times required by the Company.


Effect of Inflation

Inflation has not had an impact on the Company's operations and the Company does not expect that it will have a material impact in 1998.



Part II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

In June 1996, a Complaint was filed in the Supreme Court of the State of New York, County of Nassau, against the Company and its Chairman. The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by the Company and seek compensatory damages plus punitive damages.

In August 1996, a Complaint was filed in the same Court making similar allegations against a subsidiary, its president R. Daniel Smith, and Intelligent Manufacturing Systems, Inc. ("IMS"), a company for which Mr. Smith was the Chief Executive Officer and sole shareholder. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

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


Item 6.  Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

         10.1 Stock Purchase Agreement dated February 2, 1998 between nStor Corporation, Inc. and David Stallmo,
               Randy K. Hall and Gerald Hohoenstein

         10.2  Form of amendment to Stock Purchase Agreement at
               10.1. (four amendments, all of which extended the closing date of the proposed transaction).


   (b)   Reports on Form 8-K:

          The Company was not required to file Form 8-K during the quarter for which this report is filed.






                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)


                         /s/ Larry J. Calise
May 14, 1998              _______________________________
                          Larry J. Calise,
                          Principal Financial and
                          Accounting Officer