Form 10-Q
period 1998-06-30
NSTOR TECHNOLOGIES INC
filed 1998-08-13
CIK 75448

           SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                        FORM 10-Q

__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998



     Commission File Number:  0-8354


     nSTOR TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)


          Delaware                                95-2094565

(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

450 Technology Park
Lake Mary, FL 32746
(Address of principal executive office)

(407) 829-3500
     (Registrant's telephone number)

     100 Century Blvd.
     West Palm Beach, FL  33417
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No _____


  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of July 31, 1998: 18,834,546

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

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)


                                            Jun. 30,   Dec. 31,
       ASSETS  (Note 3)                      1998        1997
       ----------------                    ---------   ---------
Current assets:
  Cash and cash equivalents:
    Unrestricted                            $    20     $    61
    Restricted                                1,024       1,024
  Accounts receivable  (Note 2)               3,445       3,863
  Inventories (Note 2)                        3,182       3,577
  Deferred loan costs                           314         -
  Prepaid expenses and other                    339         262
                                            -------     -------
     Total current assets                     8,324       8,787

Property and equipment, net  (Note 2)         2,092       2,060
Goodwill and other intangible assets,
  net (Note 2)                                6,197       5,915
                                            -------     -------
                                            $16,613     $16,762
                                            =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Borrowings  (Note 3)                      $ 3,424     $ 3,445
  Accounts payable and other                  3,892       6,568
  Royalty liability                             208         208
                                            -------     -------
     Total current liabilities                7,524      10,221

Long-term debt (Note 3)                       5,573       1,504
                                            -------     -------
     Total liabilities                       13,097      11,725
                                            -------     -------
Commitments and contingencies

         STOCKHOLDERS' EQUITY
         --------------------

Preferred stock, $.01 par; shares
  authorized 1,000,000; outstanding 3,500
  shares of 8% Cumulative Convertible
  Preferred Stock, Series B (Note 6)            -           -
Common stock, $.05 par; shares authorized
  40,000,000; outstanding 18,670,477            934         934
Additional paid-in capital                   35,014      30,499
Deficit                                     (32,432)    (26,396)
                                            -------     -------
     Total stockholders' equity               3,516       5,037
                                            -------     -------
                                            $16,613     $16,762
                                            =======     =======
_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)



                                  Three Months            Six Months
                                 Ended June 30,         Ended June 30,
                             ----------------------  ----------------------
                                1998        1997        1998        1997
                             ----------  ----------  ----------  ----------

Sales                         $ 5,738     $ 5,574     $ 9,344     $14,577
Cost of sales                   4,727       3,957       7,685       9,849
                              -------     -------     -------     -------
     Gross profit               1,011       1,617       1,659       4,728
                              -------     -------     -------     -------

Operating expenses:
  Selling, general and
    administrative              2,500       2,169       4,693       4,147
  Research and development
    nStor                         432         762         933       1,424
    Borg Adaptive Technologies
      (Note 5)                    149          -          216         -
                              -------     -------     -------     -------
  Total research and
    development                   581         762       1,149       1,424

  Depreciation and
    amortization                  349         194         630         374
                              -------     -------     -------     -------
Total operating expenses        3,430       3,125       6,472       5,945
                              -------     -------     -------     -------

Loss from operations           (2,419)     (1,508)     (4,813)     (1,217)

Interest income                    24          39          40          70
Interest expense                 (319)        (27)       (481)        (45)
                              -------     -------     -------     -------

Net loss                     (  2,714)   (  1,496)   (  5,254)   (  1,192)

Preferred stock dividends
  (Note 6)                       (782)        -          (782)        -
                              -------     -------     -------     -------
Net loss applicable to
  common stock               ($ 3,496)    ($1,496)   ($ 6,036)   ($ 1,192)
                              =======     =======     =======     =======


Loss per common share        ($   .19)   ($   .08)   ($   .32)   ($   .06)
                              =======     =======     =======     =======


Average number of common
  shares outstanding        18,670,477  18,670,477   18,670,477  18,670,477
                            ==========  ==========   ==========  ==========


_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)





                                                     Addi-
                      Common Stock   Preferred Stock tional
                   ----------------- --------------- Paid-In
                     Shares   Amount Shares  Amount  Capital  Deficit   Total
                   ---------- ------ ------  ------  -------  -------  -------

Balances, December
  31, 1997         18,670,477  $934     -       -    $30,499 ($26,396) $ 5,037


Net loss for the
  six months ended
  June 30, 1998          -       -                      -     ( 5,254) ( 5,254)

Issuance of
  Convertible
  Preferred Stock,
  Series B through
  Reg D offering,
  less $255 of
  issuance cost                       3,500    -       3,245             3,245

Preferred stock
  dividend                                               722     (782)     (60)

Common stock
  warrants
  issued in
  connection with:

    Long term debt                                       400               400
    Acquisition                                          148               148


                   ----------  ----  ------  ------  -------  -------  -------
Balances, June
  30, 1998         18,670,477  $934   3,500     -    $35,014 ($32,432) $ 3,516
                   ==========  ====   =====  ======  =======  =======  =======

_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                            Six Months
                                                          Ended June 30,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          ($ 5,254)   ($1,192)
  Adjustments to reconcile net (loss)
    to net cash used by operating activities:
      Depreciation and amortization                        630        374
      Provision for uncollectible accounts
        receivable                                         225        -
      Amortization of deferred loan costs                   86        -
      Changes in assets and liabilities net
        of effects from acquisition:
          Decrease in accounts receivable                  193        576
          Decrease (increase) in inventories               395     (3,202)
          (Increase) in prepaid expenses and other         (77)       (74)
          (Decrease) in accounts payable and other
            current liabilities                         (2,736)    (1,083)
                                                       --------   --------
Net cash used by operating activities                   (6,538)    (4,601)
                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (417)      (571)
  Cash paid for acquisition                               (379)        -
                                                       --------   --------
Net cash used by investing activities                     (796)      (571)
                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                              20,619      2,767
  Repayment of borrowings                              (16,571)      (717)
  Increase in restricted cash and cash equivalents         -       (1,000)
  Issuance of preferred stock, net of issuance
    costs of $255                                        3,245        -
                                                       --------   --------
Net cash provided by financing activities                7,293      1,050
                                                       --------   --------
Net (decrease) in unrestricted cash and
  cash equivalents during the period                       (41)    (4,122)

Unrestricted cash and cash equivalents at the
  beginning of the period                                   61      4,619
                                                      ---------  ---------
Unrestricted cash and cash equivalents at the
  end of the period                                    $    20    $   497
                                                      =========  =========

_______
See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued)
(in thousands)



                                                            Six Months
                                                          Ended June 30,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:


Acquisition (Note 5):

  Fair value of assets acquired                        $   527    $   -
  Warrant issued to seller                                (148)       -
                                                       --------   --------
    Cash paid                                          $   379    $   -
                                                       ========   ========


NON-CASH FINANCING ACTIVITIES:


Preferred stock dividend (Note 6)
  Amortization of conversion discount                 $   722     $   -
                                                      ========    ========


Deferred loan costs (Note 7)
  Deferred loan costs, arising from
    issuance of warrants under
    subordinated loans                                $   314     $   -
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

     Business

The Company is principally engaged as a manufacturer and supplier of information storage solutions, including external RAID (Redundant Array of Independent Disks) subsystems and data storage enclosures, storage management hardware and software as well as digital media products.

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

     Loss Per Common Share

The effect of potentially dilutive common share equivalents is anti-dilutive due to the net loss and therefore is not reflected on the Statement of Operations.



(2)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness. See Note 3 to Consolidated Financial Statements.

                                        June 30,    Dec.31,
                                          1998       1997
                                         ------     ------
Accounts Receivable

     Trade receivables                   $3,563     $4,218
     Less allowance for
       doubtful accounts                   (260)      (500)
                                         ------     ------
                                          3,303      3,718
     Other receivables                      142        145
                                         ------     ------
                                         $3,445     $3,863
                                         ======     ======

Inventories

     Raw materials                       $2,797     $3,299
     Work-in-process                        298         -
     Finished goods                          87        278
                                         ------     ------
                                         $3,182     $3,577
                                         ======     ======

Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method.
Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value.

2) BALANCE SHEET COMPONENTS (in thousands), cont.


                                        June 30,    Dec.31,
                                          1998       1997
                                         ------     ------
Property and Equipment

     Computer equipment                  $1,150     $  809
     Computer software                      944        907
     Furniture, fixtures
       and office equipment                 285        286
     Leasehold improvements                 332        283
     Other                                  243        232
                                         ------     ------
                                          2,954      2,517
     Less accumulated depreciation         (862)      (457)
                                         ------     ------
                                         $2,092     $2,060
                                         ======     ======

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally three to five years.

Goodwill and Other Intangible Assets

     Goodwill                            $6,038      $6,038
     Intellectual assets                    811         347
     Other                                   43          -
                                         ------      ------
                                          6,892       6,385
     Less accumulated amortization         (695)       (470)
                                         ------      ------
                                         $6,197      $5,915
                                         ======      ======

The goodwill, representing the excess purchase price over the fair value of assets acquired, is carried at cost and amortized on a straight line basis over fifteen years, the estimated useful life. Intellectual assets consisting of trademarks and proprietary technology are carried at cost and are being amortized on a straight-line basis over ten to fifteen years, the estimated useful life.

(3)  BORROWINGS

    Current

The Company's short-term borrowings consisted of:

(In thousands)
                                                June 30,    Dec.31,
                                                  1998       1997
                                                 ------     ------

 Asset based revolving bank credit facility
 (the "Revolver" - repaid August 4, 1998)        $2,824     $3,245
 Loan from director                                 400        -

 Other                                              200        200
                                                 ------     ------
 Total short-term borrowings                     $3,424     $3,445
                                                 ======     ======


The Revolver bore interest, payable monthly, based on LIBOR plus 3% (8.65% at June 30, 1998), was guaranteed by the Company and matured on July 31, 1998, as extended. Advances under the Revolver were collateralized by substantially all assets of the Company, including approximately $1.0 million reflected as Restricted Cash at June 30, 1998. The loan agreement provided for certain restrictions on the payment of dividends, the incurrence of additional indebtedness and capital expenditures, and required minimum working capital, tangible net worth and other financial covenants. The Company had not consistently been in compliance with certain financial covenants which resulted in amendments to the Revolver in December 1997 and February 1998. Among other modifications, the amendments waived compliance with the financial covenants and reduced the original maximum loan amount from $7.0 million to $3.0 million as of June 30, 1998, with gradual reductions to $2.4 million thereafter until maturity on July 31, 1998.



On August 3, 1998, the Company secured a new revolving line of credit with another financial institution (the "new Revolver"). The credit facility consists of loans against the Company's eligible accounts receivable for an amount equal to the lesser of $5.0 million or 80% of the Company's eligible accounts receivable as defined, less certain reserves. The new Revolver bears interest, payable monthly, based on prime plus 2%, is guaranteed by the Company and matures on August 3, 2000. The Company pays a facility fee equal to 1% per annum on the total facility of $5.0 million. Advances under the new Revolver are collateralized by substantially all assets of the Company, including $.5 million in cash collateral. The loan agreement provides for certain covenants with respect to the maintenance of a specific current ratio, net worth and limitation of operating losses as well as restrictions on the incurrence of additional debt and capital expenditures.

Proceeds of $1.5 million from the new Revolver were used to repay and replace the Company's previous Revolver, which expired on July 31, 1998.

(3)
BORROWINGS, cont.

     Long Term Debt

The Company's long term debt consisted of:

(In thousands)
                                                June 30,    Dec.31,
                                                  1998       1997
                                                 ------     ------

 Subordinated loans                              $5,000     $  950

 Convertible notes                                  573        554
                                                 ------     ------
 Total long-term borrowings                      $5,573     $1,504
                                                 ======     ======

     Subordinated Loans

At December 31, 1997, the Company's long-term debt included $950,000 due from H. Irwin Levy, a director and principal stockholder of the Company, under a Promissory Note which provided that the Company could borrow up to $1.0 million (the "Director Loan"). During the six months ended June 30, 1998, Mr. Levy advanced an additional net amount of $1,450,000 (consisting of $3,315,000 advanced, less $1,865,000 repaid). Of this amount, $400,000 was repaid on July 10, 1998 and is included in current borrowings. In connection with the remaining $1,050,000, on March 5, 1998 an Amended and Restated Loan Agreement was executed, increasing the Director Loan to $2.0 million. In March 1998, three private investors loaned the Company an aggregate of an additional $3.0 million (together with the $2.0 million Director Loan, hereinafter referred to as the Subordinated Loans). The Subordinated Loans bear interest at 10% per annum, payable monthly, mature on September 5, 1999, are subordinated to the new Revolver and are collateralized by substantially all of the Company's assets. Amounts advanced by Mr. Levy in excess of his portion of the Subordinated Loans are pursuant to an unsecured line of credit for up to $1.0 million through December 31, 1998 which bears interest at 10% per annum.

In connection with the Director Loan, the Company issued warrants to Mr. Levy to purchase 65,000 shares of the Company's common stock at an exercise price of $2.35 per share, exercisable on the dates of grant, and expiring on September 16, 2000. In connection with the Subordinated Loans, warrants were issued to purchase an aggregate of 1,666,668 shares of the Company's common stock (including 666,666 to Mr. Levy) at an exercise price of $1.50 per share, exercisable on the date of grant, and expiring on March 5, 2001.

During the second quarter of 1998, Mr. Levy sold participation interests in $750,000 of his Subordinated Loans to unrelated private investors (including
249,999 warrants).

Convertible Notes

The Convertible Notes have a face amount of $400,000, have been discounted based on an effective interest rate of 12%, include accrued interest of $210,000 and $206,000 at June 30, 1998 and December 31, 1997, respectively, mature in 2000 and are convertible into 160,000 shares of common stock of the Company (based on one common share for each $2.50 of face amount).

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

(5) ACQUISITIONS

Effective April 23, 1998, the Company acquired all the outstanding common stock of Borg Adaptive Technologies, Inc., a privately owned company headquartered in Boulder, Colorado, and the developer of Adaptive RAID, a patented next-generation RAID technology. The purchase price consisted of $379,000 in cash, including acquisition costs, and warrants to purchase 400,000 shares of the Company's common stock at $1.38 per share exercisable on May 1, 1998 and expiring on December 26, 2000, valued at $148,000. In accordance with the purchase agreement, the sellers (currently employees of the Company) of Borg Adaptive Technologies, Inc. shall receive a royalty payment equal to 5% of the gross sales, as defined, of a certain product for as long as the product is sold. The Company is not obligated to continue development or sale of the product if sales of such product are not sufficiently profitable, as determined by the Company in its sole discretion.

Pursuant to piggyback registration rights granted in the warrants, on June 24, 1998, the Company registered with the Securities and Exchange Commission on Form S-3 Registration Statement the shares of common stock issuable to the sellers of Borg Adaptive Technologies, Inc. upon exercise of their warrants.

The acquisition was accounted for under the purchase method of accounting with assets acquired (principally intellectual assets) recorded at estimated fair values as of the effective acquisition date and the operating results of the acquired business included in the Company's consolidated financial statements effective April 23, 1998.


(6) 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B

Effective April 14, 1998, the Company received $3.5 million in cash (including $1.0 million from Mr. Levy) less $.3 million in issuance costs from a private placement of 8% Cumulative Convertible Preferred Stock, Series B (the "Convertible Preferred Stock"). The Convertible Preferred Stock is convertible into common stock, on various dates through April 2000, at a conversion price equal to the lesser of $1.44 per share or 77% of the market price at the date of conversion. At closing, the Company issued warrants to purchase 280,000 shares of the Company's common stock (including 80,000 to Mr. Levy), exercisable at any time through April 2001 at an exercise price of $1.50 per share. The Company has accrued $60,000 in preferred stock dividends for the three and six month periods ended June 30,1998.

(6) 8% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B, cont.

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company has recorded $722,000 as an additional preferred stock dividend on its
Statement of Operations for the three and six month periods ended June
30, 1998.

In July 1998, $100,000 of Convertible Preferred Stock was converted into 164,065 shares of the Company's common stock.


(7) DEFERRED LOAN COSTS

In connection with the Subordinated Loans (see Note 3 to the Consolidated Financial Statements), the Company issued 1,666,668 warrants valued at $400,000, which are being amortized on a pro-rata basis over the life of the loans through September 5, 1999. The amortization of these loan costs resulted in $86,000 in additional interest expense on the Statement of Operations for the three and six month periods ended June 30, 1998.

(8) SUBSEQUENT EVENTS

On July 7, 1998, the Company borrowed $1.0 million from a private investor under an 8% Convertible Subordinated Debenture (the "Debenture"), which matured on August 7, 1998, and has been extended through September 18, 1998. The Debenture is convertible into shares of preferred stock with an 8% dividend rate, which in turn will be convertible into shares of the Company's common stock based on a fixed conversion rate.



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

The Company is principally engaged as a manufacturer and supplier of information storage solutions, including external RAID subsystems and data storage enclosures, storage management hardware and software as well as digital media products.

Effective June 30, 1998, the Company completed a workforce reduction to align operating expenses with the current sales expectations for the balance of the year, as well as, eliminate inefficient and redundant positions. All costs associated with the expense reduction (approximately $64,000) have been accrued as of June 30, 1998 and primarily consist of severance costs associated with the workforce reduction.

On July 1, 1998, the Company announced that it will strategically focus on its core strengths in storage technology. As a result, the Company is executing an orderly transition to phase out of all non-storage related businesses, including its memory division and its Integrated Systems Division.




Three Months Ended June 30, 1998 vs. June 30, 1997


Sales

Net sales for the three months ended June 30, 1998 were $5.7 million compared to $5.6 million for the three months ended June 30, 1997, an increase of .1 million or 2.9%.

During the three months ended June 30, 1998 the Company continued to expand its sales distribution channels through the addition of new distributors and value - added resellers.

Cost of Sales / Gross Margins

Gross margins decreased to 17.6% in the second quarter of 1998, compared to 29% in the second quarter of 1997. The Company's gross margins are dependent, in part, on product mix, which fluctuates from time to time. The decrease is primarily attributable to increased sales level of products with overall lower margins, an additional inventory valuation reserve for discontinued products and cash flow difficulties from the first quarter of 1998 which extended into early second quarter 1998, limiting the Company's ability purchase product on a cost effective basis.


Operating Expenses

Selling, General & Administrative

Selling, general and administrative expenses were $2.5 million and $2.2 million in the second quarters of 1998 and 1997, respectively, an increase of $.3 million or 15%. This increase primarily represents an additional provision for an uncollectible receivable resulting from the termination of a distributor agreement, accrued severance costs associated with a workforce reduction and the additional cost of certain sales management and their related overhead.

Selling and marketing costs primarily consist of salaries, commissions and related benefits, expenses in connection with tradeshows, conferences and seminars, facilities expenses and other miscellaneous costs allocated to those personnel. General and administrative costs primarily consist of general corporate expenses, executive officers, accounting and facilities costs allocated to those personnel.
The company does not expect selling, general and administrative expenses to significantly increase in the near future, except to the extent that sales commissions and other marketing costs may increase due to an increase in sales revenue.

Research and Development

Research and development expenses were $.6 million and $.8 million in the second quarters of 1998 and 1997, respectively, a decrease of $.2 million or 23.8%. The overall decrease was mainly due to the reorganization and absorption of previously acquired engineering activities into the existing research and development staff, partially offset by increased engineering staffing and related overhead from the most recent acquisition of Borg Adaptive Technologies, Inc ("Borg").

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues. Management anticipates an increase in these expenses for the remainder of fiscal 1998 primarily brought about by the Borg acquisition, which will require certain additional development and integration into the Company's existing product line.

Depreciation and Amortization

Depreciation and amortization increased $.2 million over the second quarter of 1997 due to the capitalization of completed software development, leasehold improvements and test equipment placed in service by March 31, 1998.

Interest Expense

Interest expense for the three months ended June 30, 1998 increased $.2 million over the same period of the prior year as a result of the increase in borrowings and the amortization of loan costs arising from the Subordinated Loans. (see Notes 3 & 7 to the Consolidated
Financial Statements)

Preferred Stock Dividends

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company has recorded $722,000 as an additional preferred stock dividend on its
Statement of Operations for the three and six month period ended June 30, 1998. The Company has also recorded the 8% dividend for the Convertible Preferred Stock in the amount of $60,000 for the three and six month periods ended June 30, 1998.

In July 1998, $100,000 of Convertible Preferred Stock was converted into 164,065 shares of the Company's common stock.

Future operating results attributable to common stockholders will reflect the 8% preferred stock dividend. In addition, approximately $.3 million is expected to be recorded in the third quarter of 1998 as an additional preferred stock dividend to reflect the final amortization of the aforementioned conversion discount.


Six Months Ended June 30, 1998 vs. June 30, 1997

Sales

Net sales for the six months ended June 30, 1998 were $9.3 million compared to $14.6 million for the six months ended June 30, 1997, a decrease of $5.3 million or 36%. The decrease in net sales is primarily attributable to the first quarter of 1998 with net sales of $3.6 million compared to $9.0 million in the first quarter of 1997, a reduction of $5.4 million. The reduction in net sales was principally due to the following: (i) entering 1997 with a significantly higher backlog of sales orders than were in place entering 1998; (ii) delay in customer deliveries and in some cases, missed sales orders caused by the Company's inability to meet customer production schedules brought about by cash flow difficulties; and (iii) lost sales opportunities while reorganizing and training the Company's sales force.

During the three months ended June 30, 1998 the Company continued to expand its sales distribution channels through the addition of new distributors and value - added resellers.

Cost of Sales / Gross Margins

Gross margins decreased to 17.8% in the first six months of 1998, compared to 32.4% in the first six months of 1997. The Company's gross margins are dependent, in part, on product mix, which fluctuates from time to time. The decrease is primarily attributable to a decreased sales level of products with overall higher margins, an increase in an inventory valuation reserve for discontinued products and cash flow difficulties for the first quarter of 1998, which limited the Company's ability to purchase products in the most cost efficient manner.

Operating Expenses

Selling, General & Administrative

Selling, general and administrative expenses were $4.7 million and $4.2 million in the first six months of 1998 and 1997, respectively, an increase of $.5 million or 13.2%.
The provision for uncollectible accounts receivable increased by $.2 million compared to the first six months of 1997 resulting from the termination of a distributor agreement. The remaining increase of $.3 million was principally due to accrued severance cost associated with a workforce reduction and additional cost of certain sales management and their related overhead over the comparable period in 1997.

Research and Development

Research and development expenses were $1.1 million and $1.4 million in the first six months of 1998 and 1997, respectively, a decrease of $.3 or 19.3%. The overall decrease was mainly due to the reorganization and absorption of the previously acquired engineering activities into the existing research and development staff, partially offset by the increased engineering staffing and related overhead from the recent Borg acquisition.

Depreciation and Amortization

Depreciation and amortization increased $.3 million over the first six months of 1997 due to the capitalization of completed software development, leasehold improvements and test equipment placed in service by March 31, 1998.

Interest Expense

Interest expense for the six months ended June 30, 1998 increased $.4 million over the same period of the prior year as a result of the increase in borrowings and the amortization of loan costs arising from the Subordinated Loans. (See Note 3 & 7 to the Consolidated Financial Statements).

Preferred Stock Dividends

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from market rate at the date of issuance. The Staff's position is that a preferred stock dividend should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. To comply with this position, the Company has recorded $722,000 as an additional preferred stock dividend on its
Statement of Operations for the three and six month period ended June 30, 1998. The Company has also recorded the 8% dividend for the Convertible Preferred Stock in the amount of $60,000 for the three and six month periods ended June 30, 1998.

In July 1998, $100,000 0f Convertible Preferred Stock was converted into 164,065 shares of the Company's common stock.

Future operating results attributable to common stockholders will reflect the 8% preferred stock dividend. In addition, approximately $.3 million is expected to be recorded in the third quarter of 1998 as an additional preferred stock dividend to reflect the final amortization of the aforementioned conversion discount.


Liquidity and Capital Resources

Net cash used by operating activities amounted to $6.5 million and $4.6 million for the six months ended June 30, 1998 and 1997, respectively. The most significant uses of cash for the 1998 period were the $4.3 million loss from operations (before depreciation, amortization and provision for bad debts)and the reduction of accounts payable and other liabilities of $2.7 million, partially offset by a reduction in accounts receivable and inventories of approximately $.6 million. The most significant uses of cash for the 1997 comparable period were an increase in inventories of $3.2 million, a decrease in accounts payable and other liabilities of $1.1 million and the loss from operations of $.8 (before depreciation and amortization)

Net cash used by investing activities was approximately $.8 million and $.6 million for the six months ended June 30, 1998 and 1997, respectively. In 1998, the use of cash was attributable to investments in property and equipment and the acquisition of Borg, while in 1997, the use of cash was attributable to an investment in property and equipment.

Net cash provided by financing activities for the six months ended June 30, 1998 was $7.3 million and primarily consisted of net borrowings of $4.1 million under the Subordinated Loans (see Note 3 to Consolidated Financial Statements), $3.2 in net proceeds from the issuance of the Convertible Preferred Stock (See the following discussion and Note 6 to Consolidated Financial Statements)and a net short-term loan of $.4 million by H. Irwin Levy, less net reductions of $.4 million under the Revolver.

In May 1997, the Company obtained an asset based revolving bank credit facility (the "Revolver") under which the Company could borrow up to $7.0 million. In the months that followed, the Company was not in compliance with certain financial covenants of the Revolver resulting in amendments to the Revolver in December 1997 and February 1998, in which the bank waived compliance with those covenants and the maximum borrowings were reduced to $3.0 million as of June 30, 1998, with gradual reductions to $2.4 million thereafter until maturity on July 31, 1998. The Revolver bore interest, payable monthly, at LIBOR plus 3%, was guaranteed by the Company and was collateralized by substantially all assets of the Company, including approximately
$1.0 million reflected as Restricted Cash at June 30, 1998. The outstanding balance under the Revolver at June 30, 1998 was $2.8 million and there was $.2 million of additional availability at that time.

On August 3, 1998, the Company secured a new revolving line of credit with another financial institution (the "new Revolver"). The new Revolver consists of loans against the Company's eligible accounts receivable for an amount equal to the lesser of $5.0 million or 80% of the Company's eligible accounts receivable as defined, less certain reserves. The new Revolver bears interest, payable monthly, based on prime plus 2%, is guaranteed by the Company and matures on August 3, 2000. The Company pays a facility fee equal to 1% per annum on the total facility of $5.0 million. Advances under the new Revolver are collateralized by substantially all assets of the Company, including $.5 million in cash collateral. The loan agreement provides for certain covenants with respect to the maintenance of a specific current ratio, net worth and limitation of operating losses as well as restrictions on the incurrence of additional debt and capital expenditures.

Proceeds of $1.5 million from the new Revolver were used to repay and replace the Company's previous Revolver, which expired on July 31, 1998.

In September 1997, H. Irwin Levy agreed to loan up to $1.0 million to the Company (the "Director Loan"). The Director Loan was subordinated to the Revolver and was collateralized by substantially all assets of the Company and as of December 31, 1997 had an outstanding principal balance of $950,000. During the six months ended June 30, 1998, Mr. Levy advanced an additional net amount of $1,450,000 (consisting of $3,315,000 advanced, less $1,865,000 repaid). Of this amount, $400,000 was repaid on July 10, 1998 and is included in current borrowings. In connection with the remaining $1,050,000, on March 5, 1998 an Amended and Restated Loan Agreement was executed, increasing the Director Loan to $2.0 million. In March 1998, three private investors loaned the Company an aggregate of an additional $3.0 million (together with the $2.0 million Director Loan, hereinafter referred to as the Subordinated Loans). The Subordinated Loans bear interest at 10% per annum, payable monthly, mature on September 5, 1999, are subordinated to the new Revolver and are collateralized by substantially all of the Company's assets. Amounts advanced by Mr. Levy in excess of his portion of the Subordinated Loans are pursuant to an unsecured revolving line of credit for up to $1.0 million through December 31, 1998 which bears interest at 10% per annum.

In April 1998, the Company received $3.5 million in cash (including $1.0 million from Mr. Levy) less issuance costs of $.3 million from a private placement of 8% Convertible Preferred Stock (see Note 6 to Consolidated Financial
Statements).

On July 7, 1998, the Company borrowed $1.0 million from a private investor under an 8% Convertible Subordinated Debenture (the "Debenture"), which matured on August 7, 1998, and has been extended through September 18, 1998. The Debenture is convertible into shares of preferred stock with an 8% dividend rate, which in turn will be convertible into shares of the Company's common stock based on a fixed conversion rate.

Management believes that proceeds already received from the Subordinated Loans, Convertible Preferred Stock and the Debenture, together with amounts expected to be available under the new Revolver and Mr. Levy's unsecured line of credit will be sufficient to satisfy the Company's working capital needs for the remainder of 1998, as presently contemplated. There can be no assurance, however, that the Company may not require additional capital beyond its current forecasted needs nor that any such additional required funds would be available on terms acceptable to the Company, if at all, at such time or times required by the Company.


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

In August 1996, a Complaint was filed in the same Court making similar allegations against a subsidiary, R. Daniel Smith, the subsidiary's president at that time and Intelligent Manufacturing Systems, Inc., a company for which Mr. Smith was the Chief Executive Officer and sole shareholder. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are currently in discovery. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiffs' claims and, accordingly, the Company believes that the claims are without merit.

In June 1998, a Complaint was filed in the Supreme Court of the State of New York by AIBC Investment Services Corp. ("the Plaintiff"), which claims that the Company, its wholly-owned subsidiary and Mr. Smith (the "Defendants") breached an agreement wherein the Plaintiff was allegedly engaged as placement agent in connection with raising funds for the Defendants. The Plaintiff seeks damages in the amount of not less than $262,500 plus interest, warrants to purchase the Company's common stock at a price to be determined and punitive damages. The case is in the initial stages of discovery and the Company believes that the claims are without merit.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.

Item 2.  Changes in Securities and Use of Proceeds.

     Effective April 14, 1998, the Company issued and sold in a private placement to certain accredited investors a total of 3,500 shares of Series A Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $3.5 million.
The shares of Series A Preferred Stock were convertible into shares of the Company's common stock at the lesser of a fixed conversion price or a percentage of the market value of the common stock. In connection with the sale of the Series A Preferred Stock, the Company issued warrants to purchase 280,000 shares of the Company's common stock (including 80,000 warrants to Mr. Levy), exercisable at any time through April 2001 at an exercise price of $1.50 per share.

     On June 1, 1998, the Company created a new class of Preferred Stock designated Series B Preferred Stock, which is identical to the Series A Preferred Stock originally issued with the single exception that the Series B Preferred Stock may, under certain limited circumstances, be redeemed by the Company for cash in the amount of 130% of the purchase price of the Series B Preferred Stock. The Series B Preferred Stock is convertible into common stock, at any time through April 16, 2000, at a conversion price equal to the lesser of $1.44 per share or 77% of the market price for the common stock on the date of conversion. On April 16, 2000, all outstanding shares of Series B Preferred Stock will automatically convert to shares of common stock at the same conversion price.

     On June 9, 1998, each holder of the Series A Preferred Stock exchanged their shares of Series A Preferred Stock for an equal number of shares of Series B Preferred Stock and, on June 12, 1998, the Company filed a Certificate of Elimination with the Secretary of State of Delaware to formally eliminate the Series A Preferred Stock.

     On July 7, 1998, the Company borrowed $1 million for a private, accredited investor pursuant to an 8% Convertible Subordinated Debenture (the "Debenture") which matures on September 18, 1998. At maturity, the debenture is convertible, at the Company's option, into shares of a newly created Series A Preferred Stock, which preferred stock will, in turn, be convertible into shares of the Company's common stock at a fixed conversion rate.

     The securities issued in connection with the Director Loan and the Subordinated Loans, the Series A Preferred Stock, the Series B Preferred Stock, the warrants issued in connection with the Series A Preferred Stock, and the Debenture were all issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     The new Revolver provides that the Company may not, without the prior written consent of its lender, declare or pay cash dividends on any of its stock, other than its preferred stock.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 8, 1998, the Company held its annual meeting of stockholders. At that meeting, the stockholders: elected seven directors; amended the Company's Restated Certificate of Incorporation to increase the authorized number of shares of commons stock from 24 million to 40 million; ratified the April 1998 approval of the Board of Directors of the sale of 3,500 shares of Series A Preferred Stock and the related issuance of warrants to acquire 280,000 shares of common stock, including the issuance at below market prices of more than 20% of the common stock outstanding, the issuance of more than 5% of the common stock to all officers, directors and key employees, in the aggregate, in any one year, and the issuance of more than 10% of the common stock to all officers, directors and key employees, in the aggregate, in a five year period; and ratified the Company's selection of BDO Seidman as the Company's independent certified public accountants.

     The seven directors who were elected at the annual meeting are listed below, together with a tabulation of the votes coast with respect to each matter voted upon:

Matter                   For       Against   Abstain   Not Voted
Election of Directors:

Michael L. Wise          15,061,655                         163,987
Bernard R. Green         15,063,655                         162,013
H. Irwin Levy            15,058,754                         166,888
Mark F. Levy             15,056,954                         168,688
Richard Reiss, Jr.       15,063,754                         163,888
R. Daniel Smith          15,063,754                         163,888
Joseph D. Weingard       15,063,754                         163,888

Amendment to Certificate 14,943,442     273,334    8,866
  of Incorporation

Ratification of Sale      9,602,891     193,655   64,355         5,364,641
  of Preferred Stock

Ratification of          15,190,205     27,494           7,843
  Selection of
  Accountants

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit
Number         Description

3.1 Certificate of Elimination of the Designation of the Series A Preferred Stock of the Company*

3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company*

4.1 Form of Share Exchange Agreement dated June 9, 1998 between the Company and holders of the Series A Preferred Stock whereby such holders exchanged their Series A Preferred Stock for Series B Preferred Stock*

4.2            8% Convertible Subordinated Debenture dated June 7,
               1998 issued by the Company to Maurice Halperin, as amended on August 7, 1998

10.1 Loan and Security Agreement dated August 3, 1998 by and among the Company, nStor Corporation, Inc. and Finova Capital Corporation

27             Financial Data Schedule

     *Incorporated by reference to the Exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-52787) filed with the Securities and Exchange Commission on June 22, 1998.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is being filed.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)


                            /s/ Larry J. Calise
August 12, 1998           _______________________________
                          Larry J. Calise,
                          Principal Financial and
                          Accounting Officer

     EXHIBIT INDEX


4.2 8% Convertible Subordinated Debenture dated June 7, 1998 issued by the Company to Maurice Halperin, as amended on August 7, 1998

10.1 Loan and Security Agreement dated August 3, 1998 by and among the Company, nStor Corporation, Inc. and Finova Capital
Corporation

27             Financial Data Schedule



26