Form 10-Q
period 1998-09-30
NSTOR TECHNOLOGIES INC
filed 1998-11-16
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q


__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


                       450 Technology Park
                     Lake Mary, Florida 32746
             (Address of principal executive office)

                          (407) 829-3500
                 (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X      No _____


  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of October 31, 1998: 19,065,426
            nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                             Page
                                                            Number

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Balance Sheets as of September
          30, 1998 (Unaudited) and December 31, 1997            3
       Consolidated Statements of Operations (Unaudited)
          for the three and nine months ended
          September 30, 1998 and 1997                           4
       Consolidated Statements of Stockholders' Equity
          for the nine months ended September 30,  1998
          (Unaudited)                                           5
       Consolidated Statements of Cash Flows (Unaudited)
          for the nine months ended September 30, 1998
          and 1997                                            6-7
       Notes to Consolidated Financial Statements
          (Unaudited)                                        8-16

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  16-25

     Item 3.  Not applicable

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                26

     Item 2.  Changes in Securities                         26-28

     Item 3, 4, and 5 - Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K              29-30


SIGNATURES                                                     30

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

          nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                                           Sept. 30,    Dec. 31,
                   ASSETS  (Note 3)                           1998        1997
                   ----------------                        ---------   ---------
Current assets:
  Cash and cash equivalents:
    Unrestricted                                            $   189     $    61
    Restricted                                                  521       1,024
  Accounts receivable (Note 2)                                4,056       3,863
  Inventories (Note 2)                                        2,497       3,577
  Prepaid expenses and other                                    631         262
                                                            -------     -------
     Total current assets                                     7,894       8,787

Property and equipment, net of $1,100 and $457
  accumulated depreciation (Note 2)                           1,871       2,060
Goodwill and other intangible assets, net of $817
  and $470 accumulated amortization (Note 2)                  6,075       5,915
                                                            -------     -------
                                                            $15,840     $16,762
              LIABILITIES                                   =======     =======
              -----------
Current liabilities:
  Borrowings  (Note 3)                                      $ 2,185     $ 3,445
  Accounts payable and other                                  4,377       6,568
  Royalty liability                                             208         208
                                                            -------     -------
     Total current liabilities                                6,770      10,221

Long-term debt  (Note 3)                                      5,582       1,504
                                                            -------     -------
     Total liabilities                                       12,352      11,725
                                                            -------     -------

Commitments and contingencies

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $.01 par; shares authorized 1,000,000;
  shares issued and outstanding at September 30, 1998-
  Series A, Convertible Preferred Stock, 1,667;
  Series B, Convertible Preferred Stock, 3,300;
  Series C, Convertible Preferred Stock, 1,500;
  none outstanding at December 31, 1997                           -           -

Common stock, $.05 par; shares authorized 40,000,000;
  19,065,426 and 18,670,477 shares issued and outstanding
  at September 30, 1998 and December 31, 1997, respectively     952         934

Additional paid-in capital                                   37,828      30,499
Deficit                                                     (35,292)    (26,396)
                                                            -------     -------
     Total stockholders' equity                               3,488       5,037
                                                            -------     -------
                                                            $15,840     $16,762
                                                            =======     =======

See accompanying notes to consolidated financial statements.

              nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share data)


                                       Three Months           Nine Months
                                      Ended  Sept. 30,      Ended  Sept. 30,
                                      -----------------    -------------------
                                       1998        1997       1998        1997
                                      -------    -------     -------    -------

Sales                                 $ 5,826    $ 5,950     $15,170    $20,527
Cost of sales                           5,015      4,278      12,700     14,127
                                      -------    -------     -------    -------
  Gross profit                            811      1,672       2,470      6,400
                                      -------    -------     -------    -------

Operating expenses:
  Selling, general and administrative   1,945      2,058       6,638      6,205
                                      -------    -------     -------    -------
  Research and development:
    nStor                                 582        672       1,515      2,096
    Borg Adaptive Technologies
      (Note 5)                            166          -         382          -
                                      -------    -------     -------    -------
    Total research and development        748        672       1,897      2,096
                                      -------    -------     -------    -------
  Depreciation and amortization           361        129         991        503
                                      -------    -------     -------    -------
Total operating expenses                3,054      2,859       9,526      8,804
                                      -------    -------     -------    -------
Loss from operations                   (2,243)    (1,187)     (7,056)    (2,404)

Interest income                            16         33          56        103
Interest expense                         (242)       (66)       (723)      (111)
                                     -------    -------     -------    -------
Net loss                               (2,469)    (1,220)     (7,723)    (2,412)

Preferred stock dividends                  68         -          128          -
Embedded dividend attributable
  to beneficial conversion
  privilege of Convertible
  Preferred Stock (Note 6)                323         -        1,045          -
                                      -------    -------     -------    -------
Net loss applicable to common stock  ($ 2,860)  ($ 1,220)   ($ 8,896)  ($ 2,412)
                                      =======    =======     =======    =======

Loss per common share                   ($.15)     ($.07)      ($.47)     ($.13)
                                      =======    =======     =======    =======

Average number of common
  shares used in com-
  puting loss per
  common share                     18,852,103 18,670,477  18,732,882 18,670,477
                                   ========== ==========  ========== ==========


See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (dollars in thousands)


                                          Preferred    Addi-
                         Common Stock       Stock      tional
                      ----------------- ------------- Paid-In
                        Shares   Amount Shares Amount Capital  Deficit   Total
                      ---------- ------ ------ ------ -------  -------  -------

Balances, December
  31, 1997            18,670,477  $934     -      -   $30,499 ($26,396) $ 5,037

Net loss for the
  nine months ended
  September 30, 1998                                            (7,723)  (7,723)

Issuance of Convert-
  ible Preferred
  Stock in private
  placements:
    Series A                             1,667          1,000             1,000

    Series B,
    less $261 of
    issuance cost                        3,500          3,237             3,237

    Series C                             1,500          1,500             1,500

Issuance of common
  stock in connection
  with conversion
  of Convertible
  Preferred Stock,
  Series B               394,949    18    (200)           (18)               -

Preferred stock
  dividends                                                       (128)    (128)

Embedded dividend
  attributable to
  beneficial conversion
  privilege of Convert-
  ible Preferred Stock,
  Series B                                              1,045   (1,045)      -

Issuance of warrants
  to purchase common
  stock made in
  connection with:
   Long term debt                                         417               417
   Acquisition                                            148               148
                      ----------  ---- ------ ------  -------  -------  -------

Balances, September
  30, 1998            19,065,426  $952  6,467    -    $37,828 ($35,292) $ 3,488
                      ==========  ==== ====== ======  =======  =======  =======




See accompanying notes to consolidated financial statements.

                 nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                          Nine Months
                                                         Ended  Sept. 30,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($ 7,723)  ($ 2,412)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                        991        503
      Provision for inventory obsolescence                 995         -
      Provision for uncollectible accounts receivable      561         -
      Amortization of deferred loan costs                   94         -
      Changes in assets and liabilities net
        of effects from acquisition:
          (Increase) decrease in accounts receivable      (754)       208
          Decrease (increase) in inventories                85     (2,938)
          Increase in prepaid expenses and other           (46)      (123)
          Decrease in accounts payable, accrued
            expenses and other liabilities              (2,315)    (1,400)
                                                       --------   --------
Net cash used by operating activities                   (8,112)    (6,162)
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for acquisition                                 (379)        -
  Additions to property and equipment                     (434)    (1,090)
                                                       --------   --------
Net cash used by investing activities                     (813)    (1,090)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                              31,427     11,283
  Repayment of borrowings                              (26,109)    (7,530)
  Issuance of Convertible Preferred Stock, net           3,237         -
  Decrease (increase) in restricted cash and cash
    equivalents                                            503     (1,004)
  Dividends paid                                            (5)        -
                                                       --------   --------
Net cash provided by financing activities                9,053      2,749
                                                       --------   --------
Net increase (decrease) in unrestricted cash and
  cash equivalents during the period                       128     (4,503)

Unrestricted cash and cash equivalents at the
  beginning of the period                                   61      4,619
                                                       --------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                    $   189    $   116
                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                           $   528    $    64
                                                       ========   ========
    Income taxes                                       $     3    $   239
                                                       ========   ========
NON-CASH INVESTING ACTIVITIES:
  Acquisition (Note 5):
    Property and equipment                             $    20    $    -
    Intellectual assets                                    507         -
    Warrants issued to seller                             (148)        -
                                                       --------   --------
          Cash paid                                    $  (379)   $    -
                                                       ========   ========
                 nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands) (concluded)


                                                           Nine Months
                                                         Ended  Sept. 30,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

NON-CASH FINANCING ACTIVITIES:

  Dividends:
    Preferred stock dividends                      $    123    $     -
    Embedded dividend attributable to beneficial
      conversion privilege of Convertible
      Preferred Stock, Series B                          1,045          -
                                                      --------    --------
                                                      $  1,168    $     -
                                                      ========    ========

  Conversion of borrowings into equity (Note 3):
    Conversion of debenture into
      Convertible Preferred Stock, Series A           $  1,000    $     -

    Conversion of short-term borrowings into
      Convertible Preferred Stock, Series C              1,500          -
                                                      --------    --------
                                                      $  2,500    $     -
                                                      ========    ========

  Deferred loan costs (Note 3):
    Deferred loan costs arising from issuance of
      warrants under subordinated loans               $    417    $     -
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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K ("Form 10-K").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

Certain items in the consolidated financial statements as of September 30, 1997 and December 31, 1997 have been reclassified to conform with the current presentation.

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

     Revenue Recognition

Sales revenue is recognized upon shipment provided that there are no significant post-sale obligations, except for normal warranty claims, and the collectibility is reasonably assured. During the periods presented in the accompanying Consolidated Statements of Operations, there were no significant post-sales obligations except for normal warranty obligations.

     Warranty Costs

Warranty costs are provided on the basis of estimated net future warranty obligations related to products sold.

     Research and Development Costs

Research and development costs are expensed as incurred.

     Loss Per Common Share

The effect of potentially dilutive common share equivalents is anti-dilutive due to the net loss and therefore is not reflected on the Statements of Operations.



(2)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness. See Note 3 to Consolidated Financial Statements.


                                 Sept.30,   Dec.31,
                                   1998       1997
                                  -------    -------

Accounts receivable
  Trade receivables                $ 4,167     $ 4,218
  Less allowance for
    doubtful accounts                 (256)       (500)
                                   -------     -------
                                     3,911       3,718

  Other receivables                    145         145
                                   -------     -------
                                   $ 4,056     $ 3,863
                                   =======     =======

                                       Sept.30,   Dec.31,
                                         1998       1997
                                       -------    -------
Inventories
  Raw materials                        $ 2,264    $ 3,299
  Work-in-process                          120          -
  Finished goods                           113        278
                                       -------    -------
                                       $ 2,497    $ 3,577
                                       =======    =======


Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method.
Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value.


Property and Equipment
  Computer equipment                   $ 1,165    $   809
  Computer software                        944        907
  Furniture, fixtures and
    office equipment                       287        286
  Leasehold improvements                   332        283
  Other                                    243        232
                                       -------    -------
                                        2,971      2,517
  Less accumulated depreciation         (1,100)      (457)
                                      -------    -------
                                       $ 1,871    $ 2,060
                                       =======    =======


Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally three to five years.


Goodwill and Other Intangible Assets
  Goodwill                              $ 6,038    $ 6,038
  Intellectual assets                       811        347
  Other                                      43         -
                                        -------    -------
                                          6,892      6,385
  Less accumulated amortization            (817)      (470)
                                        -------    -------
                                        $ 6,075    $ 5,915
                                        =======    =======

Goodwill, representing the excess purchase price over the fair value of assets acquired, is carried at cost and amortized on a straight line basis over fifteen years, the estimated useful life. Intellectual assets consisting of trademarks and proprietary technology are carried at cost and are being amortized on a straight-line basis over ten to fifteen years, the estimated useful life.


(3)  BORROWINGS

Current

The Company's short-term borrowings consisted of (in thousands):


                                              Sept.30,  Dec.31,
                                               1998      1997
                                              -------   -------
Asset based revolving credit facility
  (the "New Revolver")                        $ 1,982   $    -
Asset based revolving bank credit facility
  (the "Revolver")                                 -      3,245
Other                                             203       200
                                              -------   -------
Total current borrowings                      $ 2,185   $ 3,445
                                              =======   =======

On August 3, 1998, the Company obtained the New Revolver, an asset based revolving credit facility consisting of borrowings based on the lesser of $5 million or 80% of the Company's eligible accounts receivable, as defined, less certain reserves. The New Revolver bears interest, payable monthly, based on prime plus 2% (10 1/4% at September 30, 1998), is guaranteed by nStor Technologies, Inc. and its operating subsidiary and matures on August 3, 2000. The Company pays a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the New Revolver are collateralized by substantially all assets of the Company, including $.5 million reflected as Restricted Cash at September 30, 1998. The loan agreement provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses and restrictions on the incurrence of additional debt and capital expenditures.

Proceeds from the New Revolver were used to repay the Company's previous Revolver, which matured on July 31, 1998, as extended. The Revolver bore interest, payable monthly, based on LIBOR plus 3%, and was guaranteed by nStor Technologies, Inc. and its operating subsidiary. Advances under the Revolver were collateralized by substantially all assets of the Company, including approximately $1 million reflected as Restricted Cash at

December 31, 1997. The loan agreement provided for certain restrictions on the payment of dividends, the incurrence of additional indebtedness and capital expenditures, and required minimum working capital, tangible net worth and other financial covenants. The Company had not consistently been in compliance with certain financial covenants which resulted in amendments to the Revolver in December 1997 and February 1998. Among other modifications, the amendments waived compliance with the financial covenants and reduced the original maximum loan amount from $7 million to $3 million as of June 30, 1998, with gradual reductions to $2.4 million thereafter until maturity.

Long-Term Debt

The Company's long-term debt consisted of (in thousands):

                                        Sept.30,   Dec.31,
                                          1998       1997
                                        -------    -------
Subordinated loans                      $ 5,000    $   950
Convertible notes                           582        554
                                        -------    -------
Total long-term borrowings              $ 5,582    $ 1,504
                                        =======    =======

     Subordinated Loans

At December 31, 1997, the Company's long-term debt included $950,000 due to H. Irwin Levy ("Mr. Levy"), Chairman of the Board of Directors and a principal stockholder of the Company. During the nine months ended September 30, 1998, Mr. Levy advanced an additional net amount of $2,553,000 (consisting of $5,093,000 advanced, less $2,540,000 repaid) to the Company. During the second quarter of 1998, Mr. Levy sold participation interests in $750,000 of these loans to unrelated private investors. Effective September 30, 1998, the company issued 8% Convertible Preferred Stock, Series C (the "Series C Preferred Stock") with a stated value of $1.5 million to Mr. Levy in satisfaction of $1.5 million of Mr. Levy's loans, leaving an outstanding balance due to Mr. Levy of $1,250,000 as of September 30, 1998 (the "Director Loan") (see
Note 6 to Consolidated Financial Statements for a description of the Series C Preferred Stock). In March 1998, three private investors loaned the Company an aggregate of $3 million (together with the $1,250,000 Director Loan and the $750,000 of loans sold by Mr. Levy, hereinafter referred to as the "Subordinated Loans").
The Subordinated Loans bear interest at 10% per annum, payable monthly, mature on September 5, 2000, as extended, are subordinated to the New Revolver and are collateralized by substantially all assets of the Company.

On October 28, 1998, the Company received an additional $500,000 from Mr. Levy in exchange for Series C Preferred Stock with a stated value of $500,000.

In connection with Mr. Levy's 1997 loans, the Company issued warrants to Mr. Levy to purchase 65,000 shares of the Company's common stock at an exercise price of $2.35 per share, exercisable on the dates of issuance, and expiring on October 1, 2000. The warrants were valued at $47,000 on the date of issuance, which is being amortized to interest expense on a pro-rata basis with $18,000 recorded as interest expense for the nine months ended September 30, 1998.

In connection with the Subordinated Loans, warrants were issued to purchase an aggregate of 1,666,668 shares of the Company's common stock (including 666,666 to Mr. Levy of which 250,000 warrants were subsequently transferred to unrelated private investors in connection with Mr. Levy's sale of participation interests) at an exercise price of $1.50 per share, exercisable on the date of grant and expiring on March 5, 2001. Effective September 22, 1998, the maturity date for the Subordinated Loans was extended for one year from September 5, 1999 to September 5, 2000. As consideration for the extension, the Company replaced the previously issued warrants with new warrants under identical terms but with exercise prices as follows: (i) warrants to purchase 750,000 shares exercisable at $1.00 per share and (ii) warrants to purchase 916,668 shares exercisable at $1.25 per share. The value of the original and replacement warrants on their respective dates of issuance aggregated $417,000 and were recorded as deferred loan costs, of which $41,000 and $94,000 has been amortized as interest expense for the three and nine months ended September 30, 1998, respectively.

     Convertible Notes

The Convertible Notes have a face amount of $400,000, have been discounted based on an effective interest rate of 12%, include accrued interest of $212,000 and $206,000 at September 30, 1998 and December 31, 1997, respectively, mature in 2000 and are convertible into 160,000 shares of common stock of the Company (based on one common share for each $2.50 of face amount).

     Debenture

On July 7, 1998, the Company borrowed $1 million from a private investor under an 8% Convertible Subordinated Debenture (the "Debenture"), which bore interest at 8% per annum, was payable upon maturity on September 25, 1998, as extended, and was convertible into convertible preferred stock. In September 1998, the Debenture was converted into 1,667 shares of the Company's 8% Convertible Preferred Stock, Series A (the "Series A Preferred Stock") (see
Note 6 to Consolidated Financial Statements for a description of the Series A Preferred Stock).

(4)  INCOME TAXES

As of December 31, 1997, the Company had accumulated net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $8.4 million principally expiring in 2012, for which no financial statement benefit had been recognized. In addition, the Company has research and development tax credit carryforwards of approximately $637,000 which expire from 2002 through 2012 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $238,000, at December 31, 1997, which may be used indefinitely to reduce regular federal income taxes.


(5)  ACQUISITION

Effective April 23, 1998, the Company acquired all the outstanding common stock of Borg Adaptive Technologies, Inc. ("Borg"), a privately owned company headquartered in Boulder, Colorado, and the developer of Adaptive RAID, a patented next-generation RAID technology. The purchase price consisted of $379,000 in cash, including acquisition costs, and warrants to purchase 400,000 shares of the Company's common stock at $1.38 per share exercisable on May 1, 1998 and expiring on December 26, 2000, valued at $148,000 as of the date of acquisition. In accordance with the purchase agreement, the sellers of Borg (currently employees of the Company) shall receive a royalty payment equal to 5% of the gross sales, as defined, of a certain product for as long as the product is sold. The Company is not obligated to continue development or sale of the product if sales of such product are not sufficiently profitable, as determined by the Company in its sole discretion.

The acquisition was accounted for under the purchase method of accounting with assets acquired (principally intellectual assets) recorded at estimated fair values and operating results of the acquired business included in the Company's consolidated financial statements effective April 23, 1998.


(6)   8% CONVERTIBLE PREFERRED STOCK

Series B

Effective April 14, 1998, the Company received $3.5 million in cash (including $1 million from Mr. Levy), less $.3 million in issuance costs, from a private placement of 8% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"). The Series B Preferred Stock was convertible into common stock, on various dates through April 2000, at a conversion price equal to the lesser of $1.44 per share or 77% of the market price at the date of conversion. At closing, the Company issued warrants to purchase 280,000 shares of the Company's common stock (including 80,000 to Mr. Levy), exercisable at any time through April 2001 at an exercise price of $1.50 per share.

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff indicated that a preferred stock dividend attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, in addition to recording an 8% dividend on the Company's Series B Preferred Stock of $68,000 and $128,000 for the three and nine months ended September 30, 1998, respectively, the Company has recorded $323,000 and $1,045,000, respectively, as an embedded dividend attributable to the beneficial conversion privilege.

During the three months ended September 30, 1998, $200,000 of the Series B Preferred Stock held by unrelated private investors was converted into 394,949 shares of the Company's common stock.

On October 30, 1998, the Company redeemed $2.3 million of the Company's Series B Preferred Stock held by unrelated private investors for approximately $2.5 million in cash (including a 5% premium of $115,000 and accrued dividends of $102,000) and warrants to purchase 300,000 shares of the Company's common stock, exercisable upon issuance at $1.00 per share and expiring in October 2001. In conjunction with this redemption, effective October 28, 1998, the Company issued Series C Preferred Stock with a stated value of $1 million in exchange for the remaining $1 million of Series B Preferred Stock which was held by Mr. Levy.
See below for a description of the terms of the Series C Preferred
Stock.

As a result of these two transactions, all of the Company's convertible preferred stock which was based on a variable conversion price has been redeemed either for cash or with preferred stock that is based on a fixed conversion price.

Series A

The Series A Preferred Stock with a stated value of $1 million as of September 30, 1998 accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $.60 per share, commencing July 7, 1999, and has an automatic conversion feature in which each share not converted as of July 7, 2000 shall automatically convert into shares of the Company's common stock.

Series C

The Series C Preferred Stock with a stated value of $1.5 million as of September 30, 1998 accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share, commencing July 7, 1999, and has an automatic conversion feature in which each share not converted as of July 7, 2000 shall automatically convert into the Company's common stock.

Series D

During October 1998, the Company received $2.7 million in cash from unrelated private investors in a private placement of its 8% Convertible Preferred Stock, Series D (the "Series D Preferred Stock"). Of this amount, $2.5 million was used in the redemption of the Company's Series B Preferred Stock. The Series D Preferred Stock accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share commencing April 27, 1999, and has an automatic conversion feature in which any shares not converted into the Company's common stock within three years from the date of issuance shall automatically be so converted.


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

Effective June 30, 1998, the Company completed a workforce reduction to align operating expenses with the current sales expectations for the balance of the year and to eliminate inefficient and redundant positions. All costs associated with the expense reduction (approximately $64,000) were expensed during the quarter ended June 30, 1998 primarily consisting of severance costs.

In July 1998, the Company announced that it would focus on its core storage technology business. As a result, the Company is executing an orderly transition to phase out all non-storage related businesses, including its memory division, and effective October 1, 1998, the Company sold to an unrelated party its Integrated Systems Division ("ISD") which installed and supported enterprise resource planning manufacturing software. The net sales price of $111,000 will be paid to the Company in monthly installments, as defined, commencing October 15, 1998, will bear interest at 8% per annum, and matures on October 15, 2000.

As a result of the foregoing operational changes, the Company expects to replace lower gross margin sales from non-storage related products with higher gross margin sales from its core RAID products.



Three Months Ended September 30, 1998 vs. September 30, 1997


Sales

Net sales for the three months ended September 30, 1998 were $5.8 million as compared to $5.9 million for the three months ended
September 30, 1997, a decrease of $.1 million or 2%.

During the three months ended September 30, 1998, the Company continued to expand its sales distribution channels through the addition of new distributors and manufacturers' sales representatives.


Cost of Sales / Gross Margins

Gross margins decreased to 14% for the three months ended September 30, 1998 as compared to 28% for the quarter ended September 30, 1997. The Company's gross margins are dependent, in part, on product mix which fluctuates from time to time. The decline in gross margin for the 1998 quarter is primarily attributable to an inventory valuation reserve for discontinued products in the amount of $.6 million. Excluding the effect of this reserve, the Company's gross margin for the third quarter of 1998 would have been 25%.

Operating Expenses

     Selling, General and Administrative

Selling, general and administrative expenses were $1.9 million and $2 million for the three months ended September 30, 1998 and 1997, respectively, a decrease of $.1 million or 5%. The overall decrease is primarily the result of reduced levels of salaries and travel costs associated with ISD which was phased out of operation over the course of the third quarter of 1998 and subsequently sold on October 1, 1998.

Selling and marketing costs primarily consist of salaries, commissions and related benefits, expenses in connection with tradeshows, conferences and seminars, facilities expenses and other miscellaneous costs allocated to those personnel. General and administrative costs primarily consist of general corporate expenses, executive officer, finance and accounting salaries and related benefits and facilities costs allocated to those personnel. The Company does not expect selling, general and administrative expenses to significantly increase in the near future, except to the extent that sales commissions and other marketing costs may increase due to an increase in sales revenue.

     Research and Development

Research and development expenses were unchanged at $.7 million for the three months ended September 30, 1998 and 1997.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues. Management anticipates an increase in these expenses for the remainder of fiscal 1998 primarily brought about by the Borg acquisition in April 1998 (see Note 5 to Consolidated Financial Statements), which will require certain additional development and integration into the Company's existing product line.


     Depreciation and Amortization

Depreciation and amortization increased approximately $.2 million for the three months ended September 30, 1998 over the corresponding 1997 quarter due to the purchase of additional test equipment and leasehold improvements, as well as the completion of certain software development in early 1998.


Interest Expense

Interest expense for the three months ended September 30, 1998 increased $.2 million over the same period of the prior year as a result of the increase in borrowings and the amortization of loan costs arising from certain subordinated indebtedness (see Note 3 to the Consolidated Financial Statements).


Preferred Stock Dividends

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff indicated that a preferred stock dividend attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, in addition to recording an 8% dividend on the Company's Series B Convertible Preferred Stock of $68,000 for the quarter ended September 30, 1998, the Company has recorded $323,000 as an embedded dividend attributable to the beneficial conversion privilege.

Future income from operations available to common stockholders will continue to be reduced by dividends attributable to preferred stock. Such dividends are expected to increase as a result of additional preferred stock issued in September and October 1998. However, the increase will be substantially offset by a reduction in interest expense attributable to borrowings that were replaced by 8% Convertible Preferred Stock (see Notes 3 and 6 to Consolidated Financial Statements). The Company does not anticipate recording additional embedded dividends attributable to beneficial conversion privileges.

Nine Months Ended September 30, 1998 vs. September 30, 1997

Sales

Net sales for the nine months ended September 30, 1998 were $15.2 million as compared to $20.5 million for the nine months ended September 30, 1997, a decrease of $5.3 million or 26%. The decrease in net sales is primarily attributable to the first quarter of 1998 with net sales of $3.6 million as compared to $9 million in the first quarter of 1997, a reduction of $5.4 million. This reduction in net sales was principally due to the following:
(i) delays in customer deliveries and in some cases, missed sales orders caused by the Company's inability to meet customer production schedules brought about by cash flow difficulties; and
(ii) lost sales opportunities while reorganizing and training the Company's sales force.

During the nine months ended September 30, 1998 the Company has continued to expand its sales distribution channels through the addition of new distributors, value - added resellers and manufacturers' sales representatives.

Cost of Sales / Gross Margins

Gross margins decreased to 16% for the nine months ended September 30, 1998, as compared to 31% for the nine months ended September 1997. The Company's gross margins are dependent, in part, on product mix which fluctuates from time to time. This decline in gross margin is primarily attributable to a decreased sales level of products with overall higher margins, an increase in an inventory valuation reserve for discontinued products and cash flow difficulties limiting the Company's ability to purchase products in the most cost efficient manner. Excluding additions to inventory reserves, the Company's gross margin was 22% for the nine months ended in September 1998.


Operating Expenses

     Selling, General and Administrative

Selling, general and administrative expenses were $6.6 million and $6.2 million for the nine months ended September 30, 1998 and 1997, respectively, an increase of $.4 million or 7%. The provision for uncollectible accounts receivable increased by $.3 million for the 1998 period as compared to the 1997 period primarily resulting from the termination of a distributor agreement. The remaining increase of $.1 million was principally due to severance costs associated with workforce reductions and additional costs of sales personnel and the related overhead.

     Research and Development

Research and development expenses were $1.9 million and $2.1 million for the nine months ended September 30, 1998 and 1997, respectively, a decrease of $.2 million or 9%. This overall decrease was primarily due to the reorganization and absorption of previously acquired engineering activities into the existing research and development staff, partially offset by the increased engineering staffing and related overhead from the Borg acquisition in April 1998.

     Depreciation and Amortization

Depreciation and amortization increased approximately $.5 million for the nine months ended September 30, 1998 over the corresponding nine month period ended in 1997 due to the addition of test equipment and leasehold improvements, as well as the completion of certain software development in early 1998.


Interest Expense

Interest expense for the nine months ended September 30, 1998 increased $.6 million over the corresponding nine month period ended in 1997 as a result of the increase in borrowings and the amortization of loan costs arising from certain subordinated indebtedness (see Note 3 to the Consolidated Financial Statements).


Preferred Stock Dividends

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff indicated that a preferred stock dividend attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, in addition to recording an 8% dividend on the Company's Series B Convertible Preferred Stock of $128,000 for the nine months ended September 30, 1998, the Company has recorded $1,045,000 as an embedded dividend attributable to the beneficial conversion privilege.

Future income from operations available to common stockholders will continue to be reduced by dividends attributable to preferred stock. Such dividends are expected to increase as a result of additional preferred stock issued in September and October 1998. However, the increase will be substantially offset by a reduction in interest expense attributable to borrowings that were replaced by 8% Convertible Preferred Stock (see Notes 3 and 6 to Consolidated Financial Statements). The Company does not anticipate recording additional embedded dividends attributable to beneficial conversion privileges.


                 Liquidity and Capital Resources


Consolidated Statements of Cash Flows

     Operating Activities

Net cash used by operating activities amounted to $8.1 million and $6.2 million for the nine months ended September 30, 1998 and 1997, respectively. The most significant use of cash for the 1998 period was the $6.1 million loss from operations (before depreciation, amortization, provision for inventory obsolesence and provision for uncollectible accounts receivable), the reduction of accounts payable and other liabilities of $2.3 million and the increase in accounts receivable of $.8 million. The most significant use of cash for the corresponding nine month period in 1997 was an increase in inventories of $2.9 million, a decrease in accounts payable and other liabilities of $1.4 million and the loss from operations of $1.9 (before depreciation and amortization).

     Investing Activities

Net cash used by investing activities was approximately $.8 million and $1.1 million for the nine months ended September 30, 1998 and 1997, respectively. Although there was a reduction of $.7 million in additions to property and equipment during the 1998 period as compared to the 1997 period, the Company invested approximately $.4 million through its Borg Acquisition (see Note 5 to Consolidated Financial Statements) in 1998.

     Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 1998 was $9 million and primarily consisted of net borrowings of $6.6 million from private investors (including $2.5 million converted into Convertible Preferred Stock during the third quarter), $3.2 in net proceeds from the issuance of Convertible Preferred Stock, less net reductions of $1.2 million under the asset based revolving credit facilities. The cash provided by financing activities for the nine months ended September 30, 1997 amounted to $2.7 million and related to borrowings under the Revolver. (See the following discussion and Notes 3 and 6 to Consolidated Financial Statements).

Asset Based Credit Facilities

In May 1997, the Company obtained an asset based revolving bank credit facility (the "Revolver") under which the Company could borrow up to $7.0 million. Subsequent thereto, the Company was not consistently in compliance with certain financial covenants under the Revolver resulting in amendments to the Revolver in December 1997 and February 1998, in which the bank waived compliance with those covenants and the maximum borrowings were reduced to $3.0 million through June 30, 1998, with gradual reductions to $2.4 million thereafter until maturity on July 31, 1998. The Revolver bore interest, payable monthly, at LIBOR plus 3%, was guaranteed by nStor Technologies, Inc. and its operating subsidiary and was collateralized by substantially all assets of the Company, including approximately $1 million reflected as Restricted Cash at December 31, 1997.

On August 3, 1998, the Company repaid the Revolver with a replacement asset based revolving credit facility (the "New Revolver") with borrowings based on the lesser of $5 million or 80% of the Company's eligible accounts receivable, as defined, less certain reserves. The New Revolver bears interest, payable monthly, based on prime plus 2% (10 1/4% at September 30, 1998), is guaranteed by nStor Technologies, Inc. and its operating subsidiary and matures on August 3, 2000. The Company pays a facility fee equal to 1% per annum on the total facility of $5 million.
Advances under the New Revolver are collateralized by substantially all assets of the Company, including $.5 million reflected as Restricted Cash at September 30, 1998. The loan agreement provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses and restrictions on the incurrence of additional debt and capital expenditures.


Financing Activities With Private Investors

In late 1997, the Company determined that amounts available under the Revolver would not be sufficient to satisfy the Company's cash requirements and, therefore, additional debt and/or equity financing would be necessary. Subsequent thereto and through October 31, 1998, the Company was able to obtain net cash proceeds of approximately $11.7 million from private investors, consisting of $6.7 million of 8% Convertible Preferred Stock (including $3.0 million which was initially in the form of debt and subsequently converted to 8% Convertible Preferred Stock) and $5 million of 10% Subordinated Loans, which mature on September 5, 2000. Of these amounts, Mr. Levy, members of his family and a privately owned corporation controlled by Mr. Levy hold $3 million of the 8% Convertible Preferred Stock and $1,250,000 of the Subordinated Loans. The 8% Convertible Preferred Stock is convertible into shares of the Company's common stock principally based on a fixed conversion price of $1.00 per share, commencing April 27, 1999. For a further discussion of the 10% Subordinated Loans and the 8% Convertible Preferred Stock, see Notes 3 and 6 to Consolidated Financial Statements.

Commencing in November 1998, a privately owned corporation controlled by Mr. Levy agreed to loan up to an additional $600,000 to the Company under a subordinated unsecured revolving line of credit bearing interest at 10% per annum, payable monthly.

Management believes that amounts expected to be available under the New Revolver and the unsecured line of credit will be sufficient to satisfy the Company's working capital needs for the foreseeable future, as presently contemplated. There can be no assurance, however, that the Company may not require additional capital beyond its current forecasted needs nor that any such additional required funds would be available on terms acceptable to the Company, if at all, at such time or times required by the Company.


                       Effect of Inflation

Inflation has not had an impact on the Company's operations and the Company does not expect that it will have a material impact in 1998.

                         Year 2000 Issue

As many computer systems, software programs and other equipment with embedded chips or processors (collectively, "Information Systems") use only two digits rather than four to define the applicable year, they may be unable to process accurately certain data, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue concerns not only Information Systems used solely within a company but also concerns third parties, such as customers, vendors and creditors, using Information Systems that may interact with or affect a company's operations.


     The Company's State of Readiness

The Company has implemented a Y2K readiness program with the objective of having all of the Company's significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of the Company's readiness program was to identify the internal Information Systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete and no issues requiring remediation or replacement have been identified.

As to the second component of the Y2K readiness program, the Company intends to identify its significant customers, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000. The Company expects to reasonably ascertain their respective stages of Y2K readiness through the use of questionnaires, interviews, on-site visits and other available means. The Company will take appropriate action based on those responses, but there can be no assurance that the Information Systems provided by or utilized by other companies which affect the Company's operations will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to the Company without disruption.

     Risks

If needed remediations and conversions to the Information Systems are not made on a timely basis by its materially-significant customers or vendors, the Company could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company's operations, liquidity or financial condition. Factors which could cause material differences in results, many of which are outside the control of the Company, include, but are not limited to, the accuracy of representations by manufacturers of the Company's Information Systems that their products are Y2K complaint, the ability of the Company's customers and vendors to identify and resolve their own Y2K issues and the Company's ability to respond to unforeseen Y2K complications.

     Y2K Costs

The total cost to the Company of these Y2K compliance activities has not been and is not anticipated to be material to the Company's business, results of operations or financial condition. The costs and time necessary to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates. The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

In June 1996, a Complaint was filed in the Supreme Court of the State of New York, County of Nassau, against the Company and its then Chairman. The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by the Company and seek compensatory damages plus punitive damages.


In August 1996, a Complaint was filed in the same Court making similar allegations against a subsidiary of the Company, R. Daniel Smith, the subsidiary's then president and Intelligent Manufacturing Systems, Inc., a company for which Mr. Smith was the Chief Executive Officer and sole shareholder. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

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


Item 2.  Changes in Securities and Use of Proceeds

Effective April 14, 1998, the Company issued and sold in a private placement to certain accredited investors a total of 3,500 shares (including 1,000 shares to Mr. Levy) of 8% Convertible Preferred Stock, Series A (the "Series A Preferred Stock") at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $3.5 million. The shares of Series A Preferred Stock were convertible into shares of the Company's common stock at the lesser of $1.44 per share or 77% of the market value of the common stock on the date of conversion. In connection with the sale of the Series A Preferred Stock, the Company issued warrants to purchase 280,000 shares of the Company's common stock (including 80,000 warrants to Mr. Levy) exercisable at any time through April 2001 at an exercise price of $1.50 per share.

On June 1, 1998, the Company created a new class of 8% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), which is identical to the Series A Preferred Stock with the single exception that the Series B Preferred Stock could, under certain limited circumstances, be redeemed by the Company for cash in the amount of 130% of the purchase price of the Series B Preferred Stock. The Series B Preferred Stock was convertible into the Company's common stock, at any time through April 16, 2000, at a conversion price equal to the lesser of $1.44 per share or 77% of the market price for the common stock on the date of conversion.

On June 9, 1998, each holder of the Series A Preferred Stock exchanged their shares of Series A Preferred Stock for an equal number of shares of Series B Preferred Stock and, on June 12, 1998, the Company filed a Certificate of Elimination with the Secretary of State of Delaware to formally eliminate the Series A Preferred Stock.

On October 30, 1998, the Company redeemed $2.3 million of the Company's Series B Preferred Stock held by unrelated private investors for approximately $2.5 million in cash (including a 5% premium of $115,000 and accrued dividends of $102,000) and warrants to purchase 300,000 shares of the Company's common stock, exercisable upon issuance at $1.00 per share and expiring in October 2001. In conjunction with this redemption, effective October 28, 1998, the Company issued 1,000 shares of Series C Convertible Preferred Stock with a stated value of $1,000 per share in exchange for the remaining 1,000 shares of Series B Preferred Stock held by Mr. Levy.

On July 7, 1998, the Company borrowed $1 million from a private, accredited investor pursuant to an 8% Convertible Subordinated Debenture (the "Debenture") which matured on September 25, 1998, as extended. At maturity, the Debenture was converted into 1,667 shares of a newly created Series A Preferred Stock with a stated value of $600 per share. The Series A Preferred Stock accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock at a fixed conversion price of $.60 per share commencing July 7, 1999, and contains an automatic conversion feature in which each share not converted as of July 7, 2000 shall automatically be converted.

Effective September 30, 1998, the Company issued 1,500 shares of 8% Convertible Preferred Stock, Series C (the "Series C Preferred Stock") with a stated value of $1,000 per share to Mr. Levy, in satisfaction of $1.5 million owed to Mr. Levy. The Series C Preferred Stock accrues dividends at 8% per annum, payable quarterly, is convertible into the Company's common stock at a fixed conversion price of $1.00 per share commencing July 7, 1999, and contains an automatic conversion feature for all shares not converted as of July 7, 2000. On October 28, 1998, the Company received an additional $500,000 from Mr. Levy in exchange for 500 shares of Series C Preferred Stock with a stated value of $1,000 per share.

In October 1998, the Company created 8% Convertible Preferred Stock, Series D (the "Series D Preferred Stock") which accrues dividends at 8% per annum, is convertible into shares of the Company's Common Stock based on a fixed conversion price of $1.00 per share commencing six months from the date of issue and has an automatic conversion feature for all shares not converted within three years from the date of issue. Effective October 30, 1998, the Company issued and sold in a private placement to certain accredited investors a total of 2,700 shares of Series D Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $2.7 million. Approximately $2.5 million of the proceeds from issuance of the Series D Preferred Stock was used to redeem $2.3 million of the Company's Series B Preferred Stock.

The securities issued in connection with all classes of preferred stock, including any warrants issued in connection therewith, were all issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.


The Company's asset based revolving credit facility provides that the Company may not, without the prior written consent of its lender, declare or pay cash dividends on any of its stock, other than its preferred stock.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:


Exhibit
Number
-------

3.1  Restated Certificate of Incorporation

4.1  Certificate of Designation of Series A Convertible Preferred
     Stock

4.2  Certificate of Designation of Series B Convertible Preferred
     Stock

4.3  Certificate of Designation of Series C Convertible Preferred
     Stock

4.4  Certificate of Designation of Series D Convertible Preferred
     Stock

4.5 Form of Warrant dated September 22, 1998 issued in connection with extending certain subordinated notes

4.6 Subscription Agreement between Registrant and Maurice Halperin in connection with Series A Convertible Preferred Stock

4.7  Registration Rights Agreement between Registrant and Maurice
     Halperin in connection with Series A Convertible Preferred
     Stock

4.8 Form of Warrant dated October 28, 1998 issued in connection with Redemption of Series B Convertible Preferred Stock, between Registrant and (i) CPR (USA), Inc., (ii) LibertyView
     Fund and (iii) LibertyView Plus Fund

4.9 Form of Subscription Agreement between Registrant and H. Irwin Levy for loans made by H. Irwin Levy to Registrant which were exchanged for Series C Convertible Preferred Stock

4.10 Subscription Agreement between Registrant and H. Irwin Levy for the exchange of Series B Convertible Preferred Stock for Series C Convertible Preferred Stock

4.11 Registration Rights Agreement between Registrant and H. Irwin Levy for Series C Convertible Preferred Stock

4.12 Letter Agreement between Registrant and H. Irwin Levy regarding Series C Convertible Preferred Stock

4.13 Letter Agreement between Registrant and LibertyView Capital
     Management, Inc. regarding the redemption of $2.3 million of Series B Convertible Preferred Stock

4.14 Letter Agreement between Registrant and LibertyView Capital
     Management, Inc. regarding registration rights for warrants issued in connection with the redemption of $2.3 million of Series B Convertible Preferred Stock

4.15 Form of Subscription Agreement for Series D Convertible
     Preferred Stock

4.16 Form of Registration Rights Agreement for Series D Convertible Preferred Stock

10.1 Form of Amended and Restated Promissory Note dated September
     22, 1998 between Registrant and Bernard Marden, Herbert
     Gimelstob, Fairway Partnership and H. Irwin Levy

10.2 Security Agreement between Registrant and H. Irwin Levy dated
     July 31, 1998

10.3 Loan Agreement between Registrant and H. Irwin Levy dated July 31, 1998 for $1.5 million


27   Financial Data Schedule


   (b)   Reports on Form 8-K:

          The Company was not required to file Form 8-K during the quarter for which this report is filed.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)

                            /s/ Larry J. Calise
November 13, 1998         ________________________________
                          Larry J. Calise, Principal
                          Financial and Accounting Officer