Form 10-K
period 1998-12-31
NSTOR TECHNOLOGIES INC
filed 1999-04-15
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                      ---------------------

                            FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

                                OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                 Commission File Number:  08354


                     nStor Technologies, Inc.
      (exact name of registrant as specified in its charter)

       Delaware                               95-2094565
(State of Incorporation)                 (I.R.S. Employer ID No.)

          450 Technology Park, Lake Mary, Florida  32746
             (Address of principal executive offices)

Registrant's telephone number, including area code:  407-829-3500
Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK
HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share ("Common Stock"), was the only class of voting common equity of the Registrant outstanding on December 31, 1998. Based on the last sales price of the Common Stock on the American Stock Exchange ("AMEX") on March 31, 1999 ($2.125), the aggregate market value of the approximately 16,279,000 shares of the voting Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $34.6 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

        21,492,258 shares of Common Stock, par value $.05 per share, were outstanding as of March 31, 1999.


               DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement of nStor Technologies, Inc.
           for the 1999 Annual Meeting of Stockholders
                    (incorporated in Part III)

PART I


Item 1.   Business


GENERAL

nStor Technologies, Inc., through its operating subsidiary, nStor Corporation, Inc. (collectively, "nStor" or "the Company") is engaged as a manufacturer and supplier of high-performance information storage solutions, including external RAID (Redundant Array of Independent Disks) subsystems, Network Attached Storage, data storage enclosures, storage management software solutions and AdaptiveRAID technology (see "Current Product Offerings").

Our RAID subsystems provide high-availability (ability to remain on line and accessable), high-performance (ability to record and access data with the greatest amount of speed and accuracy), enterprise-wide storage solutions for critical data on PC-LAN and UNIX platforms, utilizing the latest technology architectures, including Fibre Channel, Ultra2 LVD (low voltage differential) SCSI (Small Computer Systems Interface), and Ultra SCSI. Our product line supports a variety of operating systems, including Microsoft Windows NT, Novell NetWare, IBM OS/2, Mac, SCO UNIX, UnixWare, SGI IRIX, Sun Solaris, and Linux. Our RAID subsystems provide data storage solutions, particularly for applications requiring substantial storage performance and capacity, such as document imaging, video and multimedia, or transaction-intensive environments, such as banking and order entry systems. We sell our RAID products through a network of original equipment manufacturers ("OEM's") and a two-tier channel distribution through vertical and geographical distributors/resellers located worldwide.

Our executive and business headquarters are located at 450
Technology Park, Lake Mary, Florida 32746 and our telephone number is (407) 829-3500. Information regarding nStor can be accessed through the World Wide Web at http:// www.nStor.com.


Recent Developments

     Proposed Acquisition

In March 1999, we entered into an agreement to purchase 75% of the outstanding common stock of Andataco, Inc. ("Andataco") from its principal stockholder, David Sykes. That agreement also contemplates that we would purchase from Mr. Sykes a note in the principal amount of $5,196,000, issued to him by Andataco. Following the purchase of Mr. Sykes' shares, he would continue to serve as President of Andataco, pursuant to a proposed three-year employment agreement. The purchase is contingent on our raising the capital necessary to fund the acquisition. If the transaction is completed, it would be our intention to acquire the remaining Andataco shares as soon as possible following an independent professional determination of the fair value of such shares.

We are currently negotiating with unrelated private investors to obtain approximately $15 million in a private placement of convertible preferred stock (the "Private Placement"). Proceeds from the Private Placement would be used to finance the proposed Andataco acquisition, if consummated, and to provide additional working capital for our company. There can be no assurance, however, that we will be successful in obtaining the funds necessary to finance the proposed acquisition nor that the acquisition will be completed.

     Significant New OEM

In March 1999, we received the initial purchase order under a recently established OEM relationship to supply high-performance RAID storage enclosures to Silicon Graphics, Inc. (SGI), a major computer server manu-facturer. The purchase order calls for us to ship approximately $5.8 million of products to SGI commencing in the second quarter of 1999. The initial term of the OEM arrangement is expeced to be for three (3) years. A discontinuation or significant reduction of this relationship could have a material adverse effect on our business.


INDUSTRY

During recent years, the demand for increased information storage
capacity has grown dramatically.   Businesses today often rely on
computing resources 7 days a week, 24 hours a day. This increased demand for information has created a growing market for companies that provide bundled or totally integrated storage products and services. Fault-tolerant storage management plays a vital part in protecting critical data in every aspect of the economy. The explosion of the Internet/Intranet and the creation of millions of web sites worldwide has accelerated this need for available, reliable data storage. The digital content creation and multimedia industry, with its intense storage/retrieval requirements, continually requires larger reliable storage systems, including those used for photo retouching, video editing, graphic designers and graphic animation products. Libraries, hospitals, law firms and government entities all use document imaging to store millions of records each year and computer data storage systems must accommodate search requests quickly and consistently.

According to DataQuest, a unit of Gartner Group, Inc. that provides global market research and consulting services for the information technology industry, estimated network and RAID-based storage revenue will approach $27.4 billion in 1999. The market is also expected to show strong growth through the rest of the decade, with DataQuest forecasting storage revenues to surpass $32 billion in 2000. While the revenue forecast for the RAID industry is estimated at a 17% compounded annual growth rate through 2002, DataQuest estimates that the demand for storage capacity in terabytes (TB) will grow at a rate of 81% compounded annual growth rate for the same period. This growth supports the increasing demand for more storage capacity.

Significant factors contributing to the growth of the industry include: the rapid adoption of Windows NT, migration of storage into larger disk arrays, and the changing landscape in interface and connectivity of storage devices. Currently, UNIX and Windows NT operating system platforms make up more than 80% of the combined RAID revenue estimate. Although UNIX provides a larger installed base, Strategic Research Corporation estimates that more than 80% of all networks have mixed operating systems. The mixed operating system environment, coupled with the rapidly changing storage architectures, supports the rapidly increasing demand for Windows NT. Additionally, the strong growth rate in the Windows NT operating system space has accelerated add-on purchases of external RAID systems.

RAID technology is an effective tool to protect network computer users from the loss of critical disk data. We believe that RAID subsystems will continue to play a significant role as the preferred method for data storage in network environments. We also believe that we are well positioned to provide fault-tolerant information storage systems to all segments of the market and will be able to participate in the forecasted growth in the information storage market. However, there can be no assurance that we will be successful in these efforts due to the possibility of increased competition, the development of alternative technologies, and other factors.

RAID TECHNOLOGY

RAID, a concept developed in 1988 by a team of researchers from the University of California at Berkeley, is an information storage technology consisting of three or more disk drives working together as one, using proprietary hardware and software to achieve extremely fast data transfer and Input/Output (I/O) rates, high levels of redundancy and large storage capacities.

RAID subsystems are able to achieve much faster data transfer rates than individual disk drives because of their ability to spread data among all of the component disk drives and retrieve the data from all drives simultaneously at very fast speeds. They are also able to achieve much faster I/O rates than individual disk drives because of their ability to spread I/O's among all of the component disk drives. (An I/O represents a user-requested read or write

(opening or saving) of data from the disk.)

Redundancy refers to the replication of certain data within the RAID subsystem so that if one disk drive or other redundant component, such as a power supply, fails within the disk array, no data is lost and the application continues uninterrupted. In the event of such a failure, the failed component can be "hot-swapped" for a new component (exchanged without system shut down). By linking together multiple disk drives, RAID subsystems significantly enhance storage capacities.

The recent proliferation of Internet, video and multimedia applications, coupled with the continued installation of client/server-based networks, has placed continuing demand on disk storage resources in terms of capacity, performance and fault-tolerance. The RAID technology initially introduced in 1988 was specifically designed to improve the performance and fault tolerance of disk-based subsystems. The algorithms and features of "first-generation" RAID products have been widely implemented.
However, since its introduction, many of the technology's initial shortcomings and limitations still exist, such as the inability to adapt to I/O workload and dedicated RAID levels, complex system configuration and performance tuning, performance limitations as a result of writing in one of the RAID levels (RAID-5) and limited or no online capacity expansion. With the forecasted growth in the demand for RAID products, a significant market opportunity exists for our "next-generation" RAID products (see Current Product
Offerings).


PRODUCTS

     Product Strategy

The technology used as the foundation for the nStor RAID product family was first introduced in 1994, when the storage systems division of Conner Peripherals ("Conner"), which previously owned our RAID business, began investing in the CR8 RAID subsystem. Over the next two years, several additional products were added to the RAID family and the nStor brand name was adopted.

In 1995, Intel Corporation approached Conner to co-develop the SAF-TE (SCSI Accessed Fault-Tolerant Enclosures) specification and to disseminate the specification free of charge to the computer industry. The SAF-TE specification plays a significant role in lowering the total cost of computer system ownership by providing a standard method for sending and receiving information using standard interfaces as well as new SCSI standards and protocols as they evolve. Products compliant with the SAF-TE specification reduce the cost of managing storage enclosures, making it easier for the LAN ("local area network") administrator to obtain base-level, fault-tolerant, alert notification and status information. We have continued to introduce new SAF-TE compliant storage subsystems based on the latest SCSI I/O, subsystem and network management technologies. Additional information about the SAF-TE specification can be found on the World Wide Web at http://www.safte.org.

Designed to reduce the cost of computer system ownership, our external RAID subsystems employ hot swap components, advanced cooling systems and redundant N+1 architectures ("N+1 Architecture") to improve data reliability and availability. (N+1 Architecture requires the minimum number of components installed to support the system plus one additional hard drive as a backup.) Hot swap drives, power supplies and cooling fans eliminate single points of failure within an individual storage device, keeping data online and available when needed.

Every 5-degrees centigrade increase in operating system temperature reduces drive MTBF (Mean Time Between Failure) by 10%. Inadequate cooling can result in reduced drive life and lost data. Our air-plenum design provides uniform, adequate cooling regardless of the number of drives in use.

     Current Product Offerings

AdaptiveRAID                List price range:  $799-$23,774(a)

AdaptiveRAID is a patented next-generation RAID technology that offers fault tolerance and data protection, along with the highest performance presently available by automatically determining the optimal RAID level and eliminating RAID 5 write performance limitations and many of the RAID limitations currently associated with adding disk drives to an array. Additional disk drives can be added to increase storage capacity without downing the server, regardless of operating system environment. To maximize array capacity and allow users to add additional disk capacities without regard to prior disk capacity purchases, the AdaptiveRAID technology allows disks of varying sizes to be configured into an array without sacrificing disk capacity or performance.

NexStor 8Le                 List price range:  $9,159-$27,151(a)

The NexStor 8Le is the first of nStor's next-generation line of high-performance fault tolerant disk subsystems. Offered as a turnkey solution with an integrated Ultra2 or Fibre-to-Ultra2 RAID controller and a configurable Operator Control Panel, the NexStor 8Le offers operating system independence. The 8-bay rack-mount or deskside tower enclosure supports 4, 9 or 18GB (gigabytes) disk drives, offering a total capacity of 144GB per enclosure. Additional features include: redundant, hot-swappable disk drives, fans, and power supplies; capacity expansion; RAID level migration; and AdminiStor Management Software which provides system management tools such as alerts and other monitoring functions.

NexStor 18F                 List price range:  $8,249-$32,250(a)

The NexStor 18F, currently the industry's highest density storage solution, accommodates eighteen 9GB or 18GB disk drives (up to 324GB) in a compact 19-inch rack enclosure. Supporting both a JBOD (Just a Bunch of Disks) configuration or an optional single-loop or dual-loop Fibre Channel RAID controller, the NexStor 18F provides the greatest presently available cross-platform scalability (ability to expand capacity) and high availability for document imaging, web servers, on-line transaction processing, data warehousing, video and multimedia systems. Our NexStor 18F enclosure features a cable-less, passive dual Fibre Channel Arbitrated Loop backplane (to which many of the storage devices are connected) engineered to incrementally boost performance and availability through a modular design that provides the maximum level of reliable fault tolerance and performance. The air-plenum cooling design provides support for 7,200 RPM (rotations per minute) and 10,000 RPM disk drives, as well as support for the higher capacity 36GB disk drives when they are available. Other system features include data transfer rates up to 200MB (megabytes)/second, support for up to 126 storage devices, dual power cords, support for cable lengths up to 30 meters utilizing a copper interface or up to 10 kilometers utilizing fibre optics, and redundant, hot-swappable disk drives, fans, power supplies and loop resiliency circuits.


CR8e                        List price range:  $4,159-$26,230(a)

The SAF-TE compliant CR8e is an 8-bay rack-mountable or deskside tower RAID subsystem containing 4, 9 or 18 GB disk drives (up to 144 GB's of storage per enclosure). Features include Ultra/Wide SCSI (40MB/second) performance and enhanced fault tolerant features such as hot-swap drives; dual, redundant hot-swap power supplies and variable-speed fans; disk capacity expansion without shutting down; RAID level migration, and AdminiStor Management Software.


CR8L                        List price range:  $4,229-$25,131(a)

The CR8L is an OEM-grade 8-bay subsystem, available in either a 19" rack mount or tower-based configuration. The CR8L supports 4GB,
9GB, and 18GB (7,200 or 10,000 RPM) disk drives, providing 144GB of storage per system. Multiple CR8L systems can be combined to provide scalable storage capacities in excess of 2 TB. The Ultra2
(LVD) SCSI-3 architecture provides data transfer speeds up to 80MB/second and supports 15 SCSI storage devices per channel, as
well as cable lengths up to 12 meters.   Features include a cable-less
backplane design, support for global and hot spares, redundant dual power supplies and cooling fans that are hot swappable under load conditions, and improved data availability and reliability. An Operator Control Panel provides subsystem component status, temperature control monitoring, alarm threshold settings, assignment of SCSI-IDs, password control, diagnostic results, firmware information and protection for critical menu items.


CR8F                        List price range:  $4,439-$28,440(a)

The CR8F is an external 8-bay tower or rack-mountable enclosure based on the Fibre Channel-Arbitrated Loop interconnect standard. Designed to offer maximum fault tolerance and performance (up to 200MB per second, dual loop), the passive, cable-less backplane design improves reliability and data integrity. The highly scalable enclosure is currently available with up to eight 9GB or 18GB disk drives, providing up to 144GB of high performance storage per enclosure. For maximum scalability, the CR8F supports 126 storage devices per loop and over 2TB of storage on a single Arbitrated Loop (interconnecting 16 enclosures) to meet the storage needs for mid-to-large-sized networks.


CR8DF                       List price range:  $2,365-$20,127(a)

Designed for the storage-intensive digital-content creation market, the CR8DF delivers scalable Fibre Channel-Arbitrated Loop performance (up to 200MB/second). Featuring a 9-inch by 12-inch desktop footprint, the high-performance JBOD 8-bay mini-tower desktop storage enclosure features a cable-less, passive dual Fibre Channel and support for up to eight 9GB or 18GB disk drives, offering up to 144GB of desktop storage per enclosure. For maximum scalability, the CR8DF supports 126 storage devices per loop and over 2TB of storage. The CR8DF enclosure design includes additional cooling and power capacity, and supports both the 7,200 RPM and 10,000 RPM disk drives.


CR8j                        List price range:  $1,380-$19,052(a)

The CR8j is an 8-bay desktop enclosure that supports 4, 9 or 18GB
disk drives (up to 144GB).   Positioned as a JBOD, the CR8j offers
Ultra/Wide SCSI-3 performance with data transfer rates up to 40
MB/per second.


thinStor 300                List price:  $2,770

thinStor 300 is a more economical, desktop option which enables storage devices such as CR8e and CR8j to attach to a network. thinStor 300 offers up to 432GBs (144GB in a single enclosure) of
easily accessible RAID storage anywhere on the network.   thinStor
features a 200 MHz Pentium processor with 32MB of memory, dual Ultra/Wide SCSI ports, an auto-sensing 10/100MB per second Ethernet port connection, three enhanced security modes, and a printer port for network printing. Multi-network client support includes Windows 95/98, Windows NT, OS/2, WARP 4, NetPC, NC, and UNIX. Multi-protocol support for TCP/IP, SMB, HTTP and NSF Version 2 enables concurrent transparent file sharing between UNIX and Windows NT. thinStor also offers local tape backup capability and supports most SCSI tape storage devices, Advanced Intelligent Tape and Digital Linear Tape, either as single tape drives or tape drives with stack (auto-loading) capabilities. A browser-based configuration and management utility facilitates installation.

________
  (a) The lower list price reflects an enclosure only; the higher list price reflects an enclosure which contains the maximum number of drives available for that enclosure. The Company offers certain discounts for volume purchases.


Y2K Compliance

We have evaluated our existing products and policies as well as our plans for future products to ensure that they are Year 2000 compliant. Any date-dependent software developed by our company has been validated as being Year 2000 compliant using commercially acceptable methods including:

       Expanding year fields to four digits

       Windowing

       Date encoding techniques


In addition, other nStor products have been verified as Year 2000 compliant based on the absence of date dependencies in hardware, software, and firmware code. Functional performance testing and transitioning among critical dates have been used to confirm compliance of these products.

Since our products may also incorporate hardware and software from outside vendors, we are working closely with these vendors to ensure Year 2000 compliance.

We believe that hardware, software, and firmware products developed, manufactured, and distributed under the nStor name accurately record, store, process and present calendar date data from the 20th Century and into the 21st Century. However, if additional non-nStor equipment is used with or connected to nStor products, it is the user's responsibility to ensure that such equipment is Year 2000 compliant.


PROPRIETARY TECHNOLOGY

We rely upon patents, copyright and trademark protection, as well as non-disclosure confidentiality agreements with employees and customers, to establish, protect and preserve our proprietary rights. We own the following trademarks and copyrights:

     nStor
     AdaptiveRAID
     AdminiStor
     Smart Cabinet
     StorView
     nTera
     nVantage
     DirectStor
     For the life of your data


There can be no assurance that the steps taken to protect our rights will be adequate to prevent misappropriation of our technology or to preclude competitors from developing products with features similar to our products. Although we believe our products and other proprietary rights do not infringe the proprietary rights of others, there can be no assurance that, in the future, third parties will not assert infringement claims against us or with respect to our products for which we have indemnification obligations to certain of our customers. Asserting our rights or defending against third-party claims could involve substantial expense. In the event a third party were successful in a claim that one of our products infringed the third party's proprietary rights, we may have to pay substantial damages or royalties, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on our business.


SALES AND MARKETING

Our products are marketed and sold as alternatives to products offered by server vendors, as part of a team-based sales strategy utilizing traditional sales channels (OEM and distribution) and territories. The sales process requires interaction with several levels within a customer's organization, and the typical sales cycle can range from three months to one year, depending on the actual sales channel.

     OEM

OEM-grade products are primarily sold directly to OEM server manufacturers for integration into their product offerings. Generally, the OEM products are labeled under the OEM's brand name. The OEM channel is significant in terms of revenue opportunity, market visibility and credibility and as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEMs are strategic in nature and therefore require unique sales strategies and support. We utilize a multi-tiered sales and support structure to support and recruit OEMs. This structure includes the sales organization as well as the technical/product marketing, manufacturing and engineering organizations. OEM sales accounted for 51% of our sales for the year ended December 31, 1998.

In March 1999, we received the initial purchase order under a recently established OEM relationship to supply high-performance RAID storage enclosures to Silicon Graphics, Inc.(SGI), a major computer server manufact-urer. The purchase order calls for us to ship approximately $5.8 million of products to SGI commencing in the second quarter of 1999. The initial term of the OEM arrangement is expected to be for three (3) years. A discontin-uation or significant reduction of this relationship could have a material adverse effect on our business.

Two OEM customers, Discreet Logic and Intergraph Corp., accounted for 27% and 13%, respectively, of net sales for 1998 and 11% and 10%, respectively, for 1997. One customer, Intergraph Corp., accounted for 53% of net sales for the year ended October 31, 1996.


     Distribution

Our nStor branded products are sold through a two-tier distribution channel, arranged by specific geographical territories, each being assigned a regional manager, multiple district managers as well as an inside account manager (ISAM). To maximize our visibility within each territory, regional and district managers are located within their respective territories and are supported by corporate-based ISAMs.

We seek to achieve greater territorial coverage by selectively placing manufacturer's representatives in certain key areas such as Washington, DC and Dallas, Texas. Managed by the territorial district managers, manufacturer's representatives are selected based on product focus, customer base and experience.

The sales model for product distribution in Europe, the Asia/Pacific-Rim and Latin America is similar to the domestic model, utilizing manufacturer's representatives.

Each sales channel is supported by complementary pricing and margin structures. This strategy allows us and our customers to effectively sell and market our products across multiple channels while still maintaining channel integrity. Distribution accounted for 43% of our sales for the year ended December 31, 1998.

Our sales and marketing team consisted of 19 employees as of December 31, 1998. Our sales organization recruits new OEM's, distributors and resellers, supports existing resellers, markets products to OEMs and system integrators and participates in trade shows.

Our marketing plan utilizes a variety of programs to promote and develop new and expanding markets for the nStor product line and to support the sales strategy. The focal points of this plan include development and promotion of the distribution channel, strategic media placement, active regional, national and international tradeshow participation, aggressive public relations, web site innovation, and the development of highly focused collateral material.


TECHNICAL SUPPORT AND CUSTOMER SERVICE

Total customer satisfaction is our attitude and philosophy toward customer service. Through a sophisticated enterprise resource planning software implementation, we provide support from order entry to post sales service. Products are tracked through each stage of engineering, manufacturing and distribution for the entire life of a product, and our customer service department can view the history of each individual system.

We believe that our ability to provide prompt and reliable technical support has enhanced our marketing efforts. A toll-free telephone number is provided for support to all OEM's, channel partners (resellers and integrators) and end users. We employ an engineering and support staff (26 people as of December 31, 1998) who have extensive training and strive to work with all levels of distribution and end users in order to satisfy our customers.

In addition, we provide a limited three-year warranty that permits customers to return for repair or replacement all enclosures not operating as warranted. Disk drives are warranted for five years through the manufacturer. Thus far, we have not experienced material warranty claims; however, there can be no assurance that warranty claims will not have a material adverse effect on our future operating results.

In 1998, we entered into an agreement with Alpha-MicroSystems to introduce the nVantage on-site warranty service program for nStor storage subsystems. nVantage consists of two on-site service plans, each structured to provide the user with a different level of on-site warranty service depending on individual site requirements.


MANUFACTURING AND SUPPLIERS


     Strategic Partners/Suppliers

Our products are assembled at a separate manufacturing facility in Lake Mary, Florida, from components and prefabricated parts, such as controllers, cabinets, multiple disk drives and power supplies, manufactured and supplied by others. Strategic relationships have been established with a number of suppliers to manage inventory, including American Megatrends, Mylex, Chapperal, Seagate Technologies, Quantum, IBM, Creative Design Solutions, Q-Logic, Microsoft, Vitesse, and Symbios Logic.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices. Although many of the components for our products are currently available from numerous sources at competitive prices, certain of the components used in our products are presently available from a limited number of suppliers, or from a single supplier. Furthermore, because of increased industry demand for many of those components, their manufacturers may, from time to time, not be able to make delivery of orders on a timely basis. In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components, or the next generation of those components, available to us.

We have no long-term supply contracts. There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require. If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share. In addition, scarcity of such components could result in cost increases and adversely affect our operating results.


     Production and Delivery

The sophisticated nature of our products requires extensive testing by skilled personnel. We utilize specialized testing equipment and maintain an internal test-engineering group of three people to provide this product support.

     ISO 9002 Certification

We are in the process of applying for ISO 9002 certification, an internationally recognized Quality Assurance/Quality Control standard that requires a defined process of procedures, forms and
work instructions that must be followed.   There can be no
assurance, however, that we will meet the industry-accepted standards necessary to obtain ISO 9002 certification.


BACKLOG

We manufacture our products based on a forecast of near-term demand and maintain inventory in advance of receipt of firm orders from customers. Shipments are generally made shortly after receipt of a firm order. We have no long-term purchase commitments from our customers and, in general, customers may cancel or reschedule orders on 30 days notice with little or no penalty. As a result, our backlog at any given time is not necessarily indicative of future sales levels.

In March 1999, we received the initial purchase order under an EOM agreement to supply high-performance RAID storage enclosures to a major computer server manufacturer. The initial purchase order calls for us to ship approximately $5.8 million of products to the server manufacturer commencing in the second quarter of 1999.

There can be no assurance that orders from existing customers, including our principal customers, will continue at their historical levels, that we will be able to obtain orders from new customers, or that existing customers, including our principal customers, will not develop their own storage solutions internally and as a result reduce or eliminate purchases. Loss of one or more of our principal customers, or cancellation or rescheduling of material orders already placed, could materially and adversely affect our operating results.


RESEARCH AND DEVELOPMENT

The information storage industry is subject to rapid technological change. Our ability to compete successfully is largely dependent upon the timely development and introduction of products and our ability to anticipate and respond to change. We use engineering design teams that work with marketing managers, application engineers and customers to develop products and product enhancements. Computer I/O interface standards are maintained and an extensive disk drive qualification program is in place to monitor disk drives to ensure the quality and performance of the disk drives integrated into our disk arrays. As part of our development strategy, we actively seek industry leaders with whom we can initiate co-development activities in the hardware, software and systems businesses.

In April 1998, we acquired Borg Adaptive Technologies, Inc. ("Borg"), a privately owned company headquartered in Boulder, Colorado, and formed a new engineering facility based in Boulder. Borg developed AdaptiveRAID (see Current Product Offerings), which overcomes many of the shortcomings and limitations of first-generation RAID technology by offering improved disk array performance and greater ease-of-use features. The Boulder facility is responsible for overseeing the design and implementation of our line of next-generation RAID products utilizing the AdaptiveRAID technology. We believe that the Borg acquisition will enable us to differentiate our RAID products in the rapidly expanding, mid-range Windows NT market. However, there can be no assurance that other companies may not develop products with better performance and thus reduce demand for our products, which could materially and adversely affect our operating results.

Research and development expenses during the year ended December
31, 1998 amounted to $2.6 million, all of which were expensed as incurred. As of December 31, 1998, we had 26 full-time employees engaged in research and development.


COMPETITION

The market for all levels of RAID subsystems is subject to intense competition. We compete not only with other disk array manufacturers, but also with manufacturers of proprietary, integrated computer systems and system integrators which sell computer systems containing general purpose RAID subsystems, some of which may have significantly greater financial and technological resources or larger distribution capabilities than we do.

Certain competitors may offer their products at lower sales prices than we do; accordingly, we must often compete on the basis of product quality, performance and reliability in specific applications. Our continued ability to compete will largely depend upon our ability to continue to develop high performance products at competitive prices while continuing to provide superior technical support and customer service.


EMPLOYEES

As of December 31, 1998, we employed 73 full-time employees, of which 26 were involved in engineering, product development and technical support, 19 in sales and marketing, 16 in manufacturing and operations, and 12 in finance, management and administration.

Our employees are not covered by a collective bargaining agreement, there have been no work stoppages and we believe our employee relations are good.

We also believe that our future success will largely depend upon our ability to continue to attract, employ and retain competent qualified technical, marketing and management personnel. Experienced personnel are in great demand and we must compete with other technology firms, some of which may offer more favorable economic incentives to attract qualified personnel.


CERTAIN TRANSACTIONS AND RELATIONSHIPS


     Hilcoast Advisory Services, Inc. ("Advisor")

From July 1, 1996 through October 31, 1997, we paid $6,000 per month, plus reimbursement of out-of-pocket expenses, to Advisor for certain financial consulting and administrative services provided to us. H. Irwin Levy, Chairman of the Board of Directors and a major stockholder of the Company, is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent. We believe that the terms of this agreement were no less favorable to us than those that would have been received from other sources.

     Intelligent Manufacturing Systems, Inc. ("IMS")

R. Daniel Smith, a former director and president of our company ("Mr. Smith"), was also the Chief Executive Officer and sole shareholder of IMS, which specialized in providing software solutions. In July 1996, we purchased an integrated software package from IMS, including installation, consulting and training support, at a cost of approximately $272,000. The software package was purchased to facilitate our internal operation, sales and marketing, service and engineering modules. In June 1997, we acquired the assets of IMS for approximately $135,000 which was based on the net book value of the assets acquired. We believe that the terms of these transactions were no less favorable to us than those that would be paid to other vendors.



Item 2.  Properties

We lease approximately 40,000 square feet of office and warehouse space in Lake Mary, Florida, under lease agreements for 22,000 square feet and 18,000 square feet, which expire in April 2000 and February 2002, respectively, at present annual base rents of approximately $149,000 and $119,000, respectively. The larger facility accommodates our executive offices, administration and management, engineering, sales and marketing. The smaller facility accommodates manufacturing and technical support.

We also lease 7,750 square feet of office space in Boulder,
Colorado under a lease which expires in 2001, at a present annual
base rent of $124,000.   We believe our existing facilities are
adequate to meet our future needs.


Item 3.  Legal Proceedings

In June 1996, Jack Ehrenhuas, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the Supreme Court of the State of New York, County of Nassau, against us and, Michael Wise (presently a director and Vice Chairman of the Board of Directors). The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets we acquired (see Note 2 to Consolidated Financial Statements) and seek compensatory damages plus punitive damages.

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against Mr. Smith, IMS and the Company. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are currently in discovery. Our counsel believes that we have good defenses to both claims and that we will not incur any material liability. We are unaware of any facts that would support any of the plaintiffs' claims and, accordingly, we believe that the claims are without merit.

In June 1998, a Complaint was filed in the Supreme Court of the State of New York by AIBC Investment Services Corp. ("AIBC") claiming that our company and Mr. Smith breached an agreement with AIBC in which AIBC was allegedly engaged as placement agent in connection with raising funds for us. AIBC seeks damages of not less than $262,500 plus interest, warrants to purchase our common stock at a price to be determined and punitive damages. The case is in the initial stages of discovery and we believe that the claims are without merit and will not result in any material liability.

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of business. In our opinion, we are not a party to any litigation, the outcome of which would have a material adverse effect on our business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Effective November 17, 1998, stockholders holding approximately
9,600,000 shares of our common stock voted, by written consent, to remove R. Daniel Smith as a Director of our company.


 PART II


Item 5.  Market for Our Common Equity and Related
           Stockholder Matters

Our common stock commenced trading on the American Stock Exchange ("AMEX") in April 1997 under the symbol NSO. Prior to that time, our common stock traded on the over-the-counter ("OTC") market under the symbol NSTT. The following table sets forth the market price range of our common stock for each quarter during the years ended December 31, 1998 and 1997, based on the high and low closing sales prices as reported by AMEX or the National Association of Securities Dealers' Automated Quotation System. During that period, we did not pay any dividends on the common stock and we do not expect to pay any dividends in the near future. In addition, our asset based revolving credit facility prohibits us from declaring or paying cash dividends on any of our stock, other than preferred stock.

                                      Market Price Range
                                     --------------------
        1998                           High         Low
        ----                         --------    --------
     First quarter                    2-1/16       1-9/16
     Second quarter                   1-9/16       1
     Third quarter                      7/8          3/8
     Fourth quarter                   2-5/8          7/16

        1997
        ----
     First quarter                    2-25/32      1-7/8
     Second quarter                   2-15/16      1-3/4
     Third quarter                    2-5/16       1/9/16
     Fourth quarter                   2-3/4        1-5/8


As of March 31, 1999, we had 21,492,258 shares of common stock outstanding and approximately 1,728 holders of record of such stock.

Changes in Securities and Use of Proceeds

Effective April 14, 1998, we issued and sold in a private placement to certain accredited investors a total of 3,500 shares (including 1,000 shares to H. Irwin Levy, Chairman of the Board of Directors and a major stockholder - "Mr. Levy") of 8% Convertible Preferred Stock, Series A (the "Series A Preferred Stock") at a purchase price of $1,000 per share, resulting in gross proceeds to the Company of $3.5 million. The shares of Series A Preferred Stock were convertible into shares of our common stock at the lesser of $1.44 per share or 77% of the market value of the common stock on the date of conversion. In connection with the sale of the Series A Preferred Stock, we issued warrants to purchase 280,000 shares of our common stock (including 80,000 warrants to Mr. Levy) exercisable at any time through April 2001 at an exercise price of $1.50 per share.

On June 1, 1998, we created a new class of 8% Convertible
Preferred Stock, Series B (the "Series B Preferred Stock"), which was identical to the Series A Preferred Stock with the single exception that under certain limited circumstances, we could redeem the Series B Preferred Stock for cash in the amount of 130% of the purchase price of the Series B Preferred Stock.

On June 9, 1998, each holder of the Series A Preferred Stock exchanged their shares of Series A Preferred Stock for an equal number of shares of Series B Preferred Stock and, on June 12, 1998, we filed a Certificate of Elimination with the Secretary of State of Delaware to formally eliminate the Series A Preferred Stock.

On July 7, 1998, we borrowed $1 million from a private, accredited investor under an 8% Convertible Subordinated Debenture (the "Debenture") which matured on September 25, 1998, as extended. In September 1998, the Debenture was converted into 1,667 shares of a newly created Series A Preferred Stock with a stated value of $600 per share. The Series A Preferred Stock accrues dividends at 8% per annum, payable quarterly, is convertible, commencing July 7, 1999 into shares of our common stock at a fixed conversion price of $.60 per share and contains an automatic conversion feature in which each share not converted as of July 7, 2000 automatically converts into shares of our common stock.

On October 30, 1998, we redeemed $2.3 million of our Series B Preferred Stock held by unrelated private investors for approximately $2.5 million in cash (including a premium of $115,000 and accrued dividends of $102,000) and warrants to purchase 300,000 shares of our common stock, exercisable upon issuance at $1.00 per share and expiring in October 2001. In conjunction with this redemption, effective October 28, 1998, we issued 1,000 shares of Series C Convertible Preferred Stock with a stated value of $1,000 per share (the "Series C Preferred Stock") in exchange for the remaining 1,000 shares of Series B Preferred Stock held by Mr. Levy. The Series C Preferred Stock accrues dividends at 8% per annum, payable quarterly, is convertible commencing July 7, 1999 into shares of our common stock at a fixed conversion price of $1.00 per share and contains an automatic conversion feature in which each share not converted as of July 7, 2000 automatically converts into shares of our common stock.

During September and October 1998, we issued 2,000 additional shares of Series C Preferred Stock to Mr. Levy, in satisfaction of $2 million we owed to Mr. Levy.

In October 1998, we created 8% Convertible Preferred Stock, Series D (the "Series D Preferred Stock") which accrues dividends at 8% per annum, is convertible into shares of our common stock commencing six months from the date of issue based on a fixed conversion price of $1.00 per share and has an automatic conversion feature for all shares not converted within three years from the date of issue. Effective October 30, 1998, we issued and sold in a private placement to certain accredited investors a total of 2,700 shares of Series D Preferred Stock at a purchase price of $1,000 per share, resulting in gross proceeds to our company of $2.7 million, of which approximately $2.5 million was used to redeem $2.3 million of our Series B Preferred Stock, as discussed above.


Item 6.  Selected Financial Data
         (dollars in thousands, except per share data)


The following table summarizes certain selected consolidated financial data for our company for the year ended December 31, 1998 and 1997, for the two month transition period ended December 31, 1996, and for each of the years ended in the three year period ended October 31, 1996. In November 1996, we changed our fiscal year from October 31 to December 31, effective with the calendar year beginning January 1, 1997.

Certain amounts for years prior to fiscal 1998 have been reclassified to conform to the 1998 presentation. These reclassifications had no impact on operating results previously reported. The selected financial data has been derived from our audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report:

                                   Two Months
                  Year Ended         Ended
                 December 31,       December       Year Ended October 31,
             ---------------------     31,     -------------------------------
               1998        1997       1996        1996       1995       1994
             ---------- ---------- ----------  ---------- ---------- ---------

Sales          $18,026   $26,244    $ 4,739     $ 5,619    $    -     $    -

Gross profit     2,768     4,783      1,348       2,072         -          -

Net income
 (loss)        (10,407)   (7,886)       (43)     12,798(1)     (61)      (272)

Net income
 (loss)
 applicable
 to common
 stock         (11,888)   (7,886)       (43)     12,798(1)     (61)      (272)

Basic and
 diluted net
 income
 (loss) per
 common share     (.63)      (.42)     (.00)        .73       (.00)        .02

Average
 number of
 common
 shares out-
 standing    18,888,911 18,670,477 18,670,477 17,606,477 17,600,477 17,600,477

At end of
period:

Working
 capital
 (deficit)      $ 2,087  ($ 1,434)    $5,852    $11,045    $11,408      ($586)

Total assets     14,128    16,762     20,067     15,677     12,054         26

Long-term
 debt             7,043     1,504        516        510        476        444

Shareholders'
 equity
 (deficit)        3,150     5,037     12,817     12,390     10,932     (1,030)


----------
(1) Principally consists of $11,955 gain from the sale of IMNET stock (see Note 3 to Consolidated Financial Statements). Also includes extraordinary gain of $566 ($.03 per basic and diluted share) (see
     Note 7 to Consolidated Financial Statements).

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and other discussions elsewhere in this Form
10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance of our new product lines, price competition, conditions in the technology industry and the economy in general, our customers and vendors ability to achieve year 2000 functionality, as well as legal proceedings. The economic risk associated with materials cost fluctuations and inventory obsolescence is significant to our company. The ability to manage our inventories through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.


Overview

We are engaged as a manufacturer and supplier of high-performance information storage solutions, including external RAID (Redundant Array of Independent Discs) subsystems, Network Attached Storage, data storage enclosures, storage management software solutions and AdaptiveRAID technology. We design, manufacture and sell high performance fault tolerant data storage solutions supporting a variety of operating system environments for a wide range of customer requirements.

Our company has grown through several acquisitions (see Note 2 to Consolidated Financial Statements), the first of which occurred in June 1996 when we acquired the RAID business from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. (the "Parity Acquisition"). In April 1998, we acquired Borg Adaptive Technologies, Inc.
("Borg").   Allocations have been made to reflect the estimated
fair values of the net assets acquired resulting in asset bases which differ from those of the previous owners. In addition, certain operating policies and accounting procedures are different from those of the previous owners. Accordingly, comparative financial data of the acquired businesses for periods prior to the acquisitions are not presented in this section since they would be neither comparable nor informative.

Prior to the first acquisition in June 1996, our only assets were securities issued by IMNET Systems, Inc. ("IMNET" - see Note 3 to Consolidated Financial Statements), which we had acquired in October 1992 in exchange for substantially all of the Company's operating assets. During the time in which we owned the IMNET securities, our only activities consisted of monitoring our investment in IMNET and evaluating potential business opportunities.

As a result of declining sales during 1998, we undertook an initiative to eliminate positions no longer needed and to increase operating efficiencies. This strategy resulted in significant workforce reductions, a realignment of certain operating expenses and the elimination of certain less profitable products. As a result, in July 1998 we announced that we would focus on our core storage technology and executed an orderly transition to phase out all non-storage related businesses, including our memory division. Effective October 1, 1998, we sold to an unrelated party our integrated systems division which installed and supported enterprise resource planning manufacturing software for a net sales price of $111,000.


Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of sales.

                             Year Ended        Two Months
                            December 31,         Ended      Year Ended
                         ------------------    December 31, October 31,
                           1998      1997         1996         1996
                         --------  --------    -----------  -----------
Sales                      100%      100%         100%         100%
Cost of sales               85        82           72           63
                           ----      ----         ----         ----
Gross profit                15        18           28           37
Selling, general and
  administrative            46        34           23           21
Research and
  development               14        10            6           13
Depreciation and
  amortization               8         3            1            1
                           ----     ----          ----         ----
Income (loss) from
  operations               (53)      (29)          (2)           2
Interest expense
  (income) net               5         -           (1)          (3)
                           ----      ----         ----         ----
Income (loss) before
  income taxes             (58%)     (29%)         (1%)          5%(a)
                           ====      ====         ====         ====

--------
  (a) Percentage of income before income taxes excludes gains from non-recurring transactions such as the gain reported from the sale of IMNET Systems, Inc. stock of $11,955,000 and the extraordinary gain from debt extinguishment of $566,000.



Comparison of Fiscal Years Ended December 31, 1998
and December 31, 1997

The Company reported a net loss applicable to common stock of $11.9 million for the year ended December 31, 1998 as compared to a net loss of $7.9 million from the year ended December 31, 1997.

Sales

Sales for the year ended December 31, 1998 were $18 million as compared to $26.2 million during the preceding year, a decrease of $8.2 million or 31%. Factors contributing to this sales decline included: (i) delays in customer deliveries and in some cases, missed sales orders in early 1998, caused by our inability to meet customer production schedules brought about by our cash flow difficulties at that time; (ii) lost sales opportunities while reorganizing and training our sales force under new executive sales management; and (iii) entering 1998 with a significantly lower balance of sales orders than were in place as of the beginning of 1997. Another significant factor was a $3.8 million decrease in non-storage related product sales, including memory products and enterprise resource planning manufacturing software ("Software"), as a result of our decision to phase out our non-storage related businesses. The following table sets forth sales by product type (in thousands):

                                       1998       1997
                                     -------    -------

    Storage                          $16,439    $20,856
    Memory                               511      2,930
    Software                           1,076      2,458
                                     -------    -------
                                     $18,026    $26,244
                                     =======    =======

Our company's sales growth in 1999 is dependent on our ability to develop and market new products, expand the applications of existing products into targeted market sectors and expand our sales distribution channels through the addition of new distributors, value added resellers and manufacturers sales representatives.


Cost of Sales/Gross Profit

Gross profit decreased to 15% for the year ended December 31, 1998, as compared to 18% for the previous year. Our gross profit is dependent, in part, on product mix which fluctuates from time to time. The decline in gross profit is primarily due to a decreased sales level of products with overall higher margins and certain cash flow difficulties which limited our ability to purchase products in the most cost efficient manner. Excluding additions to inventory reserves, the overall gross profit for 1998 would have been 23% as compared to 24% for 1997. We expect our gross profits to improve during 1999 partially due to the elimination of certain products with lower gross profits.


Operating Expenses


Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.3 million (46% of sales) and $8.9 million (34% of sales) for the year ended December 31, 1998 and 1997, respectively. The $.6 million decrease is principally attributable to overall reduced spending levels resulting from planned cost reductions, primarily advertising and travel, which were implemented as a result of the lower sales levels. Selling, general and administrative costs as a percentage of sales increased 12% during 1998 principally attributable to the level of certain fixed costs we incurred while sales levels declined.

We do not expect selling, general and administrative expenses to significantly increase in the near future, except to the extent that sales commissions and other marketing costs may increase due to increases in sales revenue.


Research and Development

Research and development expenses were $2.6 million for the year ended December 31, 1998 and remained relatively unchanged from the preceding year. Certain of these expenses decreased as a result of the continued integration of previously acquired engineering activities. This decrease was offset by increased engineering staffing and related overhead of $.6 million resulting from the Borg acquisition in April 1998, and increased project costs in connection with the development of new products. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related sales, or in certain situations, may not ultimately generate sales.


Depreciation and Amortization

Depreciation and amortization increased $.6 million for the year ended December 31, 1998 as compared to 1997, primarily due to additions to test equipment and computer software.


Interest Expense

Interest expense in 1998 increased $.7 million over 1997 as a result of a significant increase in net average borrowings and the amortization of loan costs in connection with certain indebtedness (see Note 6 to Consolidated Financial Statements).


Preferred Stock Dividends

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff indicated that a preferred stock dividend attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during 1998 we recorded $1,218,000 as an embedded dividend attributable to the beneficial conversion privilege, including $1,045,000 on our Series B Convertible Preferred Stock and $173,000 on our Series A Convertible Preferred Stock (see Note 10 to Consolidated Financial Statements).

In addition, for the year ended December 31, 1998, all classes of our convertible preferred stock required cumulative dividends at 8% and aggregated $263,000. Absent significant conversions to common stock, such dividends are expected to increase as a result of a full twelve months dividends in 1999 on certain classes that were issued in September and October 1998.


Comparison of Fiscal Years Ended December 31, 1997
and October 31, 1996

We reported a net loss of $7.9 million for the year ended December 31, 1997 as compared to net income of $12.8 million for the year ended October 31, 1996. For the two month transition period ended December 31, 1996, we reported a net loss of $43,000.

Results of operations for fiscal 1996 included a gain of $11,955,000 resulting from the disposition of 100% of our investment in IMNET (see Note 3 to Consolidated Financial
Statements) and an extraordinary gain of $566,000 on extinguishment of debt (see Note 7 to Consolidated Financial Statements).


Sales

Sales increased to $26.2 million for fiscal 1997 from $5.6 million for the year ended October 31, 1996. From January 1, 1996 until our initial acquisition of the RAID Business in June 1996, there were no sales reported by our company. Accordingly, the year ended October 31, 1996 included sales for the initial five months of operation of the RAID Business and does not include sales generated from the Parity Acquisition effective December 1, 1996. Sales for the two month transition period amounted to $4.7 million and included only one month of sales resulting from our company's Parity Acquisition.

Sales levels were adversely affected during 1997 by delays in completing the integration of our new product CR8e RAID subsystem. We were dependent upon the development of a third party controller product that was delivered to us more than six months late which resulted in reduced sales volume and pricing for our CR8e
subsystem.   We also suffered disruptions in manufacturing
associated with the transfer and integration of production from California to Florida after the Parity Acquisition.

Cost of Sales/Gross Profit

Gross profit for the year ended December 31, 1997 decreased to 18% from 37% for the year ended October 31, 1996. Gross profit for the two month transition period ended December 31, 1996 was at 28%.
Our gross profit is dependent, in part, on product mix which will fluctuate from time to time. Reduced gross profit for 1997 is primarily the result of an approximate $2.9 million write-down of inventory resulting from our revaluation of certain inventory acquired in the Parity Acquisition, potential obsolete inventory, transitional issues associated with the implementation of a new materials requirement planning system, lower sales volume and sales prices for our storage subsystems and overall lower margins from the sale of our memory products.


Selling, General and Administrative Expenses

Selling, general and administrative costs for the year ended December 31, 1997 increased to $8.9 million (34% of sales) from $1.2 million (21% of sales) for the year ended in October 31, 1996. This increase was primarily the result of twelve months of operations in 1997 as compared to only five months included in fiscal 1996, the latter period excluding the Parity Acquisition effective December 1, 1996. The most significant increase in 1997 expenses resulted from compensation and related benefits of additional employees brought about by the Parity Acquisition.


Research and Development

Research and development expenses for the year ended December 31, 1997 amounted to $2.6 million, representing 10% of sales as compared to the year ended October 31, 1996 when expenses were $.7 million or 13% of sales.

The increase in research and development expenses was principally the result of twelve months of operations in 1997 as compared to only five months included in fiscal 1996, costs associated with redesigning, standardizing and obtaining agency certification for new product development and expenses associated with preparation for our anticipated future growth.

Depreciation and Amortization

Depreciation and amortization increased to $.8 million for the year ended December 31, 1997 from $.1 million for the year ended October 31, 1996, principally due to only five months of expense included in 1996.

Liquidity and Capital Resources


Consolidated Statements of Cash Flows

     Operating Activities

Net cash used by operating activities amounted to $10.5 million and $6.3 million for the years ended December 31, 1998 and 1997,
respectively.   The most significant use of cash for both fiscal
years was our loss from operations (before changes in assets and
liabilities) of $6.7 million in 1998 and $4.9 million in 1997.   In
addition, net cash was used by a $3.5 million decrease in our accounts payable and other liabilities in 1998 and a $1.9 million increase in our inventories in 1997.

     Investing Activities

Net cash used by investing activities for the years ended December 31, 1998 and 1997 amounted to $.8 million and $1.5 million, respectively, primarily resulting from additional investments in property and equipment. Cash used by investing activities for acquisitions for the year ended December 31, 1998, the two month transition period ended December 31, 1996 and the year ended October 31, 1996 amounted to $.4 million, $2.8 million and $.6 million, respectively. In addition, during the year ended October 31, 1996, we received approximately $12 million cash from the sale of our IMNET Systems, Inc. stock (see Note 3 to Consolidated Financial Statements).

     Financing Activities

Net cash provided by financing activities for 1998 amounted to approximately $11.4 million, and primarily consisted of net borrowings of $5.9 million (including $3 million subsequently converted into Convertible Preferred Stock), $3.5 million of net proceeds from the issuance of convertible preferred stock (net of $2.4 million we used to redeem a prior issuance of convertible preferred stock) and $1.7 million from the exercise of stock warrants. Net cash provided by financing activities for 1997 amounted to $3.2 million, consisting of $4.2 million in borrowings,
less $1 million used as restricted cash under borrowings.    For
the two month transition period ended December 31, 1996, net cash provided by financing activities amounted to $2.7 million principally from the repayment of borrowings in connection with our Parity Acquisition.

Asset Based Credit Facilities

In May 1997, we obtained an asset based revolving bank credit facility (the "Revolver"), under which we could borrow up to $7 million. Subsequently, we were not consistently in compliance with certain financial covenants of the Revolver; however, under amendments to the Revolver in December 1997 and in February 1998, the bank waived compliance and the maximum borrowings were reduced to $3,250,000 through June 30, 1998 with gradual reductions to $2.4 million thereafter until maturity on July 31, 1998. The Revolver was collateralized by substantially all of our assets, including approximately $1 million reflected as Restricted Cash at December 31, 1997.

On August 3, 1998, we repaid the Revolver with a replacement asset based revolving credit facility (the "New Revolver") which provides for borrowings based on the lesser of $5 million or 80% of the Company's eligible accounts receivable, as defined. The New
Revolver bears interest, payable monthly, based on prime plus 2% (9-3/4% at December 31, 1998), is guaranteed by our company and matures on August 3, 2000. We pay a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the New Revolver are collateralized by substantially all of our assets, including $.5 million reflected as Restricted Cash at December 31, 1998. The loan agreement provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses and restrictions on the incurrence of additional debt, capital expenditures and the payment of dividends, other than
preferred stock dividends.   At December 31, 1998, we were not in
compliance with the financial covenant concerning our operating losses for 1998; however, effective February 4, 1999, the lender agreed to forbear declaring a default.


Financing Activities With Private Investors

In late 1997, we determined that amounts available under the Revolver would not be sufficient to satisfy our cash requirements and, therefore, additional debt and/or equity financing would be necessary. Subsequently, through December 31, 1998, we obtained net cash proceeds of $13.5 million ($1 million in 1997 and $12.5 million in 1998) from private investors, consisting of $3.5 million of 8% Convertible Preferred Stock (net of $2.4 million used to redeem a prior issuance of 8% Convertible Preferred Stock - see
Note 10 to Consolidated Financial Statements), $3 million which was initially in the form of debt and subsequently converted to 8% Convertible Preferred Stock, $5.3 million of net borrowings, principally 10% subordinated loans (the "Subordinated Loans" - see
Note 6 to Consolidated Financial Statements), which mature on September 5, 2000, and $1.7 million received from the exercise of stock warrants.

Of these amounts, as of December 31, 1998, H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder, and a privately owned corporation controlled by Mr. Levy (collectively, "Mr. Levy") held $3 million of 8% Convertible Preferred Stock, $1 million of Subordinated Loans (net of $1 million sold by Mr. Levy as participation interests) and $300,000 of short-term loans which were repaid in February 1999. In addition, in December 1998 we received approximately $400,000 when Mr. Levy exercised warrants to purchase 333,332 shares of our common stock. Through December 31, 1998, Mr. Levy also advanced an additional $3.4 million, which we repaid by December 31, 1998.

Pursuant to a Promissory Note, dated March 1, 1999, Mr. Levy has agreed to loan us up to an additional $1 million through September 30, 1999. From March 1, 1999 through March 31, 1999, we have borrowed an additional $790,000 under that Note. In addition, in February and March 1999, we borrowed $2.3 million from three unrelated private investors, of which $1.8 million matures in September 2000 and $500,000 in June 1999. We also received approximately $1.6 million from the exercise of warrants and options to purchase 978,833 shares of our common stock. In April 1999, we issued 500,000 shares of newly issued common stock to an unrelated private investor for $1 million.

We believe that amounts expected to be available under lending arrangements with financial instiutions, from the proceeds received from issuance of common stock and from Mr. Levy will be sufficient to satisfy our working capital needs during 1999, as presently contemplated. There can be no assurance, however, that we may not require additional capital beyond our current forecasted needs nor that any such additional required funds would be available on terms acceptable to us, if at all, at such time or times as required by us.

Recent Development

In March 1999, we entered into an agreement to purchase 75% of the outstanding common stock of Andataco, Inc. ("Andataco") from its principal stockholder, David Sykes. That agreement also contemplates we would purchase from Mr. Sykes a note in the principal amount of $5,196,000, issued to him by Andataco. Following the purchase of Mr. Sykes' shares, he would continue to serve as President of Andataco, pursuant to a proposed three-year employment agreement. The purchase is contingent on our raising the capital necessary to fund the acquisition. If the transaction is completed, it would be our intention to acquire the remaining Andataco shares as soon as possible following an independent professional determination of the fair value of such shares.

We are currently negotiating with unrelated private investors to obtain approximately $15 million in a private placement of convertible preferred stock (the "Private Placement"). Proceeds from the Private Placement would be used to finance the proposed Andataco acquisition, if consummated, and to provide additional working capital for our company. There can be no assurance, however, that we will be successful in obtaining the funds necessary to finance the proposed acquisition nor that the acquisition will be completed.


Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in 1999.


Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure
them at fair value.   SFAS 133 is effective for periods beginning
after June 15, 1999. Historically, we have not entered into derivative contracts. Accordingly, the adoption of this pronouncement is not expected to have a material impact on our financial statements or disclosures.


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

     The Company's State of Readiness

We have implemented a Y2K readiness program with the objective of having all of our significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of our readiness program was to identify our internal Information Systems that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete and no material issues requiring remediation or replacement have been identified. The review of our financial systems has been completed and no issues have been identified.

As to the second component of the Y2K readiness program, we intend to identify our significant customers, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000. We expect to reasonably ascertain their respective stages of Y2K readiness through the use of questionnaires, interviews and other available means. We will take appropriate action based on those responses, but there can be no assurance that the Information Systems provided by or utilized by other companies which affect their operations will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to us without disruption.

     Risks

If needed remediations and conversions to the Information Systems are not made on a timely basis by our materially-significant customers or vendors, we could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our operations, liquidity or financial condition. Factors which could cause material differences in results, many of which are outside our control, include, but are not limited to, the accuracy of representations by manufacturers of our Information Systems that their products are Y2K complaint, the ability of our customers and vendors to identify and resolve their own Y2K issues and our ability to respond to unforeseen Y2K complications.

     Y2K Costs

Our total cost of these Y2K compliance activities has not been and is not anticipated to be material to our business, results of operations or financial condition. The costs and time necessary to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.



Item 8.  Financial Statements and Supplementary Data


Table of Contents to Consolidated Financial Statements

                                                          Page

    Report of Independent Certified Public Accounts        36

    Consolidated Financial Statements:

      Balance sheets - December 31, 1998 and 1997          37

      Statements of Operations - Year Ended
        December 31, 1998 and 1997, Two Months
        Ended December 31, 1996, and Year Ended
        October 31, 1996                                   38

      Statements of Comprehensive Income -
        Year Ended December 31, 1998 and 1997,
        Two Months Ended December 31, 1996 and
        Year Ended October 31, 1996                        39

      Statements of Stockholders' Equity - Year Ended
        December 31, 1998 and 1997, Two Months
        Ended December 31, 1996, and Year Ended
        October 31, 1996                                  40-41

      Statements of Cash Flows - Year Ended
        December 31, 1998 and 1997, Two Months
        Ended December 31, 1996, and Year Ended
        October 31, 1996                                  42-43


    Notes to Consolidated Financial Statements            44-63





Schedules are omitted because they are not required, or because the information required therein is set forth in the Consolidated
Financial Statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, October 31, 1996, and the two months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, October 31, 1996 and for the two months ended December 31, 1996, in conformity with generally accepted accounting principles.




                                     BDO SEIDMAN, LLP

Orlando, Florida
March 5, 1999, except
for Note 15, which is
as of April 15, 1999
nStor TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
=========================================
(dollars in thousands)
                                                          December 31,
                                                        -----------------
     ASSETS (Note 6)                                     1998     1997
     ---------------                                    -------  -------
Current assets:
  Cash and cash equivalents:
    Restricted                                          $    21  $ 1,024
    Unrestricted                                            147       61
  Accounts receivable (Note 4)                            2,462    3,863
  Inventories (Note 4)                                    3,028    3,577
  Prepaid expenses and other                                364      262
                                                        -------  -------
        Total current assets                              6,022    8,787

Restricted cash  (Note 6)                                   500       -
Property and equipment, net of $1,251 and
  $457 accumulated depreciation (Note 4)                  1,653    2,060
Goodwill and other intangible assets, net of
  $939 and $470 accumulated amortization (Note 4)         5,953    5,915
                                                        -------  -------
                                                        $14,128  $16,762
     LIABILITIES                                        =======  =======
     -----------
Current liabilities:
  Borrowings (Note 6)                                   $   500  $ 3,445
  Accounts payable and other                              3,435    6,776
                                                        -------  -------
        Total current liabilities                         3,935   10,221

Long-term debt (Note 6)                                   7,043    1,504
                                                        -------  -------
        Total liabilities                                10,978   11,725
                                                        -------  -------
Commitments, contingencies and subsequent events (Notes 9, 13 and 15)

     SHAREHOLDERS' EQUITY (Notes 2, 6, 10, 11 and 15)
     ------------------------------------------------
Preferred stock, $.01 par; shares authorized 1,000,000;
  shares issued and outstanding at December 31, 1998 -
  Series A, Convertible Preferred Stock, 1,667;
  Series C, Convertible Preferred Stock, 3,000;
  Series D, Convertible Preferred Stock, 2,700;
  none outstanding at December 31, 1997                     -         -
Common stock, $.05 par; shares authorized
  40,000,000; 20,515,425 and 18,670,477 shares
  issued and outstanding at December 31, 1998
  and December 31, 1997, respectively                     1,025      934
Additional paid-in capital                               40,409   30,499
Deficit                                                 (38,284) (26,396)
                                                        -------  -------
        Total shareholders' equity                        3,150    5,037
                                                        -------  -------
                                                        $14,128  $16,762
                                                        =======  =======

See accompanying notes to consolidated financial statements.

nStor TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
=========================================
(dollars in thousands, except per share data)
                                                             Two
                                          Year Ended        Months     Year
                                         December 31,       Ended      Ended
                                      ------------------   December    October
                                        1998      1997     31, 1996   31, 1996
                                      --------  --------   --------   --------
Sales (Note 8)                         $18,026   $26,244   $ 4,739    $ 5,619
Cost of sales                           15,258    21,461     3,391      3,547
                                       -------   -------   -------    -------
     Gross profit                        2,768     4,783     1,348      2,072
                                       -------   -------   -------    -------
Operating expenses:
  Selling, general and administrative    8,335     8,909     1,081      1,188
  Research and development               2,572     2,618       293        701
  Depreciation and amortization          1,352       777        79         68
                                       -------   -------   -------    -------
Total operating expenses                12,259    12,304     1,453      1,957
                                       -------   -------    -------   -------
Income (loss) from operations           (9,491)   (7,521)     (105)       115

Gain from sale of IMNET Systems, Inc.
  stock  (Note 3)                           -         -         -      11,955
Interest income                             71       120        87        234
Interest expense                          (987)     (247)      (25)       (72)
                                       -------   -------    ------    -------
Income (loss) before income taxes
  and extraordinary gain               (10,407)   (7,648)      (43)    12,232
Extraordinary gain from debt
  extinguishment  (Note 7)                  -         -         -         566
                                       -------   -------    ------    -------
Income (loss) before income taxes      (10,407)   (7,648)      (43)    12,798
Income tax expense (Note 5)                 -       (238)       -          -
                                       -------   -------    ------    -------
Net income (loss)                      (10,407)   (7,886)      (43)    12,798

Preferred stock dividends                 (263)       -         -          -
Embedded dividend attributable to
  beneficial conversion privilege
  of Convertible Preferred Stock
  (Note 10)                             (1,218)       -         -          -
                                       -------   -------    ------    -------
Net income (loss) applicable to
  common stock                        ($11,888) ($ 7,886)  ($   43)   $12,798
                                       =======   =======    ======    =======
Basic and diluted net income (loss)
  per common share:
  Income (loss) before extra-
    ordinary gain                     ($   .63) ($   .42)  ($  .00)   $   .70
  Extraordinary gain                       -         -          -         .03
                                       -------   -------    ------    -------
  Net income (loss) per common share  ($   .63) ($   .42)  ($  .00)   $   .73
                                       =======   =======    ======    =======
Average number of common shares
  outstanding, basic and diluted     18,888,911 18,670,477 18,670,477 17,606,477
                                     ========== ========== ========== ==========

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
===============================================
(dollars in thousands)


                                                             Two
                                          Year Ended        Months     Year
                                         December 31,       Ended      Ended
                                      ------------------   December    October
                                        1998      1997     31, 1996   31, 1996
                                      --------  --------   --------   --------

Net income (loss)                    ($10,407)  ($7,886)    ($43)      $12,798

Other comprehensive income:
  Unrealized gain on securities
    held for sale (Note 3)                 -         -        -        (12,023)
                                      --------  --------     ---       -------

Comprehensive income (loss)          ($10,407)  ($7,886)    ($43)      $   775
                                      ========  ========     ===       =======





























See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(NOTES 2, 6, 10 and 14)
===============================================
(dollars in thousands)

                                                                                     Net
                                                                            Unrealized
                                                      Preferred     Addi-    Gain on
                                    Common Stock        Stock      tional   Securities
                                 -----------------  -------------  Paid-in  Available
                                    Shares  Amount  Shares Amount  Capital   For Sale   Deficit   Total
                                 ---------- ------  ------ ------  -------- ---------  --------  -------
Balances, October
 31, 1995                        17,600,477 $  880     -      -    $29,294    $12,023  ($31,265) $10,932

Change in net unrealized
 gain on securities
 available for sale                                                           (12,023)           (12,023)

Issuance of common stock
in connection with:
  Acquisition of
   minority interest              1,000,000     50                     550                           600
  Exercise of warrants               60,000      3                      57                            60
  Extinguishment of debt             10,000      1                      22                            23

Net income for the year
 ended October 31, 1996                                                                  12,798   12,798
                                ----------  ------  ----- ------   -------   -------    -------  -------
Balances, October
 31, 1996                       18,670,477     934     -      -     29,923        -     (18,467)  12,390

Common stock warrant
 issued in connection
 with acquisition                                                      470                           470

Net loss for the
 two months ended
 December 31, 1996                                                                          (43)     (43)
                                ----------  ------  ----- ------    ------   -------    -------  -------
Balances, December
 31, 1996                       18,670,477     934     -      -     30,393        -     (18,510)  12,817

Common stock options
 granted to outside
 directors                                                              66                            61

Common stock warrants
 issued in connection
 with borrowings                                                        45                            45

Net loss for the year
 ended December 31, 1997                                                                 (7,886)  (7,886)
                               ----------  ------   ----- ------   -------   -------    -------   ------
Balances, December
 31, 1997                      18,670,477     934      -      -     30,499        -     (26,396)   5,037

Issuance of Convertible
 Preferred Stock in
 private placements:

  Series B, less $262
   of issuance cost                                 3,500     -      3,238                         3,238
  Series D, less $10
    of issuance cost                                2,700     -      2,690                         2,690

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(NOTES 2, 6, 10 and 14)
===============================================
(dollars in thousands)
(concluded)

                                                                                Net
                                                                            Unrealized
                                                      Preferred     Addi-    Gain on
                                    Common Stock        Stock      tional   Securities
                                 -----------------  -------------  Paid-in  Available
                                   Shares   Amount  Shares Amount  Capital   For Sale   Deficit   Total
                                 ---------- ------  ------ ------  --------  ---------  --------  -----
Issuance of Convertible
 Preferred Stock in
 satisfaction of borrowings:

  Series A, less $5
   of issuance cost                                 1,667     -        995                           995
  Series C, less $4
    of issuance cost (a)                            2,000     -      1,996                         1,996

Redemption of Convertible
 Preferred Stock, Series B,
 including $120 of
 redemption costs (a)                              (2,300)    -      (2,420)                      (2,420)

Issuance of common stock
 in connection with:
   Conversion of Series B
     Convertible Preferred
     Stock                         394,949     18    (200)    -       (18)                            -
   Exercise of warrants          1,449,999     73                    1,602                         1,675

Preferred stock
 dividends                                                                                 (263)    (263)

Embedded dividend attri-
 butable to beneficial
 conversion privilege
 of Convertible
 Preferred Stock:
   Series B                                                           1,045               (1,045)      -
   Series A                                                             173                 (173)      -

Common stock warrants
 issued in connection
 with:
   Long-term debt                                                       427                          427
   Acquisition                                                          148                          148

Common stock options
 granted to outside
 directors                                                               34                           34

Net loss for the year
 ended December 31, 1998                                                               (10,407)  (10,407)
                                ----------  ------   ----- ------   -------   -------   -------  -------
Balances, December
 31, 1998                       20,515,425  $1,025   7,367    -     $40,409   $   -    ($38,284) $ 3,150
                                ==========  ======   ===== ======   =======   =======   =======  =======

__________
 (a) In connection with the redemption of Series B Convertible Preferred Stock, $1 million of the remaining Series B was exchanged for Series C Convertible Preferred Stock. At December 31, 1998 there were 3,000 shares outstanding of Series C Convertible Preferred Stock with an aggregate stated value of $3 million.



See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Note 2)
=====================================
(in thousands)                                               Two
                                           Year Ended       Months    Year
                                          December 31,      Ended     Ended
                                       ------------------  December  October
                                         1998      1997      1996      1996
CASH FLOWS FROM OPERATING              --------  --------  --------  --------
ACTIVITIES:
  Net income (loss)                   ($10,407) ($ 7,886) ($    43)  $12,798
  Adjustments to reconcile net income
    (loss) to net cash used by
    operating activities:
      Gain from sale of IMNET Systems,
        Inc. stock                          -         -         -    (11,955)
      Extraordinary gain from debt
        extinguishment                      -         -         -       (566)
      Depreciation and amortization      1,352       777        79        68
      Provision for inventory
        obsolescence                     1,354     1,450        -        118
      Provision for uncollectible
        accounts receivable                837       522        -         -
      Amortization of deferred
        compensation                        44        40        -         -
      Amortization of deferred
        loan costs                         140        27        -         -
      Deferred income taxes                 -        182        -       (182)
      Minority interest in net income
        of consolidated subsidiary          -         -         -         26
      Changes in assets and lia-
        bilities, net of effects
        from acquisition:
          Decrease (increase) in
            accounts receivable            564       338       (442)  (1,731)
          Increase in inventories         (805)   (1,912)      (189)    (509)
          Increase in prepaid expenses
            and other                     (112)      (94)      (23)      (82)
          (Decrease) increase in
            accounts payable and
            other liabilities           (3,453)      242       452     1,574
                                       -------   -------   -------   -------
Net cash used by operating activities  (10,486)   (6,314)     (166)     (441)
                                       -------   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of
    IMNET Systems, Inc. stock               -         -         -     11,955
  Cash paid for acquisitions              (379)       -     (2,800)     (592)
  Additions to property and equipment     (456)   (1,453)     (323)     (314)
                                       -------   -------   -------   -------
Net cash (used) provided by
  investing activities                    (835)   (1,453)   (3,123)   11,049
                                       -------   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds from
    revolving bank credit facility      (1,507)    3,245    (2,700)       -
  Additions to other borrowings         10,803       988
  Repayments on other borrowings        (3,424)       -         -         -
  Issuance of Convertible Preferred
    Stock in private placements          5,928        -         -         -
  Redemption of Convertible
    Preferred Stock                     (2,420)       -         -         -
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
=====================================
(in thousands)
(concluded)                                                  Two
                                           Year Ended       Months    Year
                                          December 31,      Ended     Ended
                                       ------------------  December  October
                                         1998      1997    31, 1996  31, 1996
                                       --------  --------  --------  --------
  Proceeds from exercise of stock
    warrants                             1,675        -         -         60
  Decrease (increase) in restricted
    cash and cash equivalents              503    (1,024)       -         -
  Cash paid for preferred stock
    dividends                             (151)       -         -         -
  Cash paid for debt extinguishment         -         -         -        (75)
                                       -------   -------   -------   -------
  Net cash provided (used) by
    financing activities                11,407     3,209    (2,700)      (15)
                                       -------   -------   -------   -------
Net increase (decrease) in
  unrestricted cash and cash
  equivalents during the year               86    (4,558)   (5,989)   10,593
Unrestricted cash and cash equiva-
  lents at beginning of period              61     4,619    10,608        15
                                       -------   -------   -------   -------
Unrestricted cash and cash equiva-
  lents at end of period               $   147   $    61   $ 4,619   $10,608
                                       =======   =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                          $   807   $   140   $    -    $    -
                                       =======   =======   =======   =======
     Income taxes                      $     3   $   238   $    -    $    -
                                       =======   =======   =======   =======
NON-CASH INVESTING ACTIVITIES:
  Acquisitions (Note 2):
    Fair value of assets acquired      $   527   $    -    $10,073   $ 1,856
    Liabilities assumed                     -         -     (4,103)     (664)
    Borrowings repaid at closing            -         -     (2,700)       -
    Common stock issued                     -         -         -       (600)
    Warrant issued to seller              (148)       -       (470)       -
                                       -------   -------   -------   -------
      Cash paid                        $   379   $    -    $ 2,800   $   592
                                       =======   =======   =======   =======
NON-CASH FINANCING ACTIVITIES (Note 10):
  Embedded dividend attributable to
    beneficial conversion privilege
    of Convertible Preferred Stock:
      Series B                         $ 1,045   $    -    $    -    $    -
      Series A                             173        -         -         -
                                       -------   -------   -------   -------
                                       $ 1,218   $    -    $    -    $    -
  Issuance of Convertible Preferred    ========  =======   =======   =======
    Stock in satisfaction of
    borrowings (Notes 6 and 10)        $ 2,991   $    -    $    -    $    -
                                       =======   =======   =======   =======
  Deferred loan costs arising from
    issuance of warrants under
    subordinated loans (Note 3)        $   427   $    45   $    -    $    -
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

     Business

The Company is engaged as a manufacturer and supplier of information storage solutions, including external RAID (Redundant
Array of Independent Disks) subsystems, Network Attached Storage data storage enclosures, storage management software solutions and AdaptiveRAID technology.

Prior to the acquisition of the RAID business in June 1996, the Company's only assets were securities issued by IMNET Systems, Inc. ("IMNET" - see Note 3 to Consolidated Financial Statements), which the Company had acquired in October 1992 in exchange for substantially all of the Company's operating assets. During the time in which the Company owned the IMNET securities, the Company's only activities consisted of monitoring its investment in IMNET and evaluating potential business opportunities.

     Fiscal Year

In November 1996, the Company changed its fiscal year end from October 31 to December 31. Accordingly, the December 31, 1996
Statements of Operations and Shareholders' Equity are for the two months then ended.

     Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

     Restricted cash

At December 31, 1998 and 1997, approximately $.5 million and $1 million, respectively, of cash was pledged as collateral under certain borrowings (see Note 6 to Consolidated Financial
Statements), and was classified as restricted cash.

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

     Goodwill and Other Intangible Assets

Intangible assets, substantially goodwill, are carried at cost and amortized under the straight-line method generally over 15 years, the estimated useful life. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired (see Note 2 to Consolidated Financial Statements). Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts. No impairment losses have been recognized in any of the periods
presented.   At December 31, 1998, unamortized goodwill and other
intangible assets of $5.9 million was not considered to be impaired.

     Research and Development Costs

Research and development costs are expensed as incurred.

     Income Taxes

Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities.

     Net Income (Loss) Per Common Share ("EPS")

Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities. For all periods presented, the effect of including dilutive securities, stock options and warrants would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented are equivalent.

As of December 31, 1998, outstanding potentially dilutive securities include 2,946,500 shares underlying stock options, 7,366,667 shares underlying convertible preferred stock, 1,761,667 shares underlying warrants and 160,000 shares underlying convertible debt.

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

     Financial Instruments

SFAS No.107, "Disclosures about Fair Value of Financial
Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998 and 1997.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable,
accounts payable and accrued liabilities.   Fair values were
assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's current borrowings and long-term debt is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of current borrowings and long-term debt.

     Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.

     Comprehensive Income

During the year, the Company adopted SFAS Statement No. 130, "Reporting Conprehensive Income" (SFAS 130) which requires the reporting of compre-hensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     Recently Issued Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the various types of costs incurred for computer software developed or obtained for internal use. Also, in June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organ-izational costs, as defined, to be expensed as incurred. The Company will adopt these SOPs on January 1, 1999; however, the Company does not expect the adoption to materially impact the Company's Consolidated Financial Statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure
them at fair value.   SFAS 133 is effective for periods beginning
after June 15, 1999. Historically, the Company has not entered into derivative contracts. Accordingly, SFAS 133 is not expected to affect the Company's financial statements.

(2)  ACQUISITIONS

Effective June 3, 1996, nStor Corporation, Inc., a newly-formed subsidiary of the Company, which was 80% owned at the time (the "Subsidiary"), acquired certain net assets from Seagate Peripherals, Inc. ("Seagate") located in Lake Mary, Florida. The purchase price consisted of $592,000 in cash, including acquisition costs, and a royalty to Seagate, originally estimated at $800,000. Based upon the conclusion of certain contingencies, the royalty liability was reduced to approximately $208,000 effective December 31, 1996, with a corresponding reduction to property and equipment and intangible assets. Effective October 31, 1996, the Company acquired the remaining 20% of the Subsidiary from R. Daniel Smith, president of the Subsidiary at that time, in exchange for one million shares of the Company's common stock, valued at $600,000 (net of applicable discount) as of the date of issuance. In connection with this acquisition, the Company recorded goodwill of approximately $.3 million.

Effective December 1, 1996, the Company acquired substantially all the net assets of Parity Systems, Inc. ("Parity") located in Los Gatos, California. The purchase price consisted of $2.8 million in cash and a warrant (exercisable at any time through December 1999) to purchase 500,000 shares of the Company's common stock at $2.10 per share, valued at $470,000 as of the date of acquisition. In addition, the Company recorded approximately $5.8 million in goodwill, including approximately $816,000, in certain accrued and capitalized transition costs expected to be incurred in connection with the termination and relocation of the manufacturing operations from California to Florida. A significant portion of those costs were associated with terminating and/or relocating certain Parity personnel. The relocation and integration of Parity operations was completed in May 1997. The transaction closed on December 30, 1996, on which date the Company repaid the approximately $3 million outstanding balance of Parity's bank line of credit. Certain operating policies and accounting procedures are different from those of the previous owners. Accordingly, comparative financial data of the acquired business for periods prior to the acquisition are not presented in this section since they would be neither comparable nor informative.

Effective April 23, 1998, the Company acquired all the outstanding common stock of Borg Adaptive Technologies, Inc. ("Borg"), a privately owned company headquartered in Boulder, Colorado, and the developer of AdaptiveRAID, a patented next-generation RAID technology. The purchase price consisted of $379,000 in cash, including acquisition costs, and warrants to purchase 400,000 shares of the Company's common stock at $1.38 per share exercisable on May 1, 1998 and expiring on December 26, 2000, valued at $148,000 as of the date of acquisition. In addition, the Company recorded approximately $.5 million in goodwill. In accordance with the purchase agreement, the sellers of Borg (currently employees of the Company) will receive a royalty payment equal to 5% of the gross sales, as defined, of a certain product for as long as the product is sold. Proforma consolidated results of operations were not prepared as if the acquisition had occurred at the beginning of fiscal 1998 since the acquisition was not significant.

All three acquisitions have been accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the effective acquisition dates, and the operating results of the acquired businesses included in the Company's consolidated financial statements from those dates. The excess of the purchase prices over the fair value of net assets acquired (goodwill) aggregated approximately $6.5 million and is being amortized on a straight-line basis over 10 to 15 years. The Company also recorded approximately $347,000 as intellectual assets, consisting of trademarks and proprietary technology, which are being amortized on a straight-line basis over 15 years. For the year ended December 31, 1998 and 1997, the two months ended December 31, 1996 and the year ended October 31, 1996, amortization of intangible assets approximated $469,000, $410,000, $43,000 and $17,000, respectively.


(3)  INVESTMENT IN IMNET SYSTEMS, INC. ("IMNET")

During 1996, a subsidiary of the Company sold all of its shares of IMNET and received net proceeds of $11,955,000. For reporting purposes, the Company had written off its entire investment in IMNET in 1993, and accordingly, the Company recognized a gain of $11,955,000 during 1996.


(4)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness. See Note 6 to Consolidated Financial Statements.

                                                December 31,
                                              ---------------
                                               1998     1997
                                              ------   ------
Accounts Receivable
     Trade receivables                        $2,964   $4,218
     Less allowance for doubtful accounts       (502)    (500)
                                              ------   ------
                                               2,462    3,718
     Other receivables                            -       145
                                              ------   ------
                                              $2,462   $3,863
                                              ======   ======

Inventories
     Raw materials                            $2,641   $3,299
     Work-in-process                              95       -
     Finished goods                              292      278
                                              ------   ------
                                              $3,028   $3,577
                                              ======   ======
Property and Equipment
     Computer software                        $  729   $  907
     Computer equipment                        1,313      809
     Furniture, fixtures and
       office equipment                          288      286
     Leasehold improvements                      332      283
     Other                                       243      232
                                              ------   ------
                                               2,905    2,517
     Less accumulated depreciation            (1,252)    (457)
                                              ------   ------
                                              $1,653   $2,060
                                              ======   ======

Depreciation expense amounted to approximately $883,000 and $366,000 for the years ended December 31, 1998 and 1997, respectively.


Goodwill and Other Intangible Assets
     Goodwill                                 $6,545   $6,038
     Intellectual assets                         347      347
                                              ------   ------
                                               6,892    6,385
     Less accumulated amortization              (939)    (470)
                                              ------   ------
                                              $5,953   $5,915
                                              ======   ======


(5)  INCOME TAXES

(a) As of December 31, 1998, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $18.4 million principally expiring in 2012 and 2018, for which no financial statement benefit had been recognized. In addition, the Company has research and development tax credit carryforwards of approximately $802,000 which expire from 2002 through 2018 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $332,000, at December 31, 1998, which may be used indefinitely to reduce regular federal income taxes.

(b) For the year ended December 31, 1997, the provision for federal income tax expense of $238,000 represents AMT taxes paid during 1997.

(c) The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                  December 31,
                                                 ---------------
                                                  1998     1997
                                                 ------   ------
         Deferred tax assets:
           Net operating loss carryforward       $6,267   $2,853
           Alternative minimum tax carryforward     332      238
           Research and development credit
             carryforward                           802      637
           Depreciation and amortization            148      269
           Allowance for doubtful accounts           -       170
                                                 ------   ------
                                                  7,549    4,167
                                                 ------   ------
         Deferred tax liabilities:
           Allowance for doubtful accounts          171       -
           Inventory and warranty reserves          222      261
                                                 ------   ------
         Net deferred tax assets                  7,156    3,906
         Less valuation allowance                (7,156)  (3,906)
                                                 ------   ------
                                                 $   -    $   -
                                                 ======   ======


(6)  BORROWINGS

The Company's borrowings consisted of (in thousands):

                                              December 31,
                                            ---------------
                                             1998     1997
                                            ------   ------
     Current
       Asset based revolving bank credit
         facility (the "Revolver")          $   -    $3,245
       Director Loans                          300       -
       Other                                   200      200
                                            ------   ------
       Total current borrowings             $  500   $3,445
                                            ======   ======

     Long-Term
       Subordinated Loans
         (net of discount)                  $4,713   $  950
       Asset based revolving credit
         facility (the "New Revolver")       1,738       -
       Convertible Notes                       592      554
                                            ------   ------
       Total long-term borrowings           $7,043   $1,504
                                            ======   ======



     Revolving Credit Facilities

On August 3, 1998, the Company entered into the New Revolver, an asset based revolving credit facility consisting of borrowings based on the lesser of $5 million or 80% of the Company's eligible accounts receivable, as defined. The New Revolver bears interest, payable monthly, based on prime plus 2% (9-3/4% at December 31, 1998), is guaranteed by the Company and matures on August 3, 2000.
The Company pays a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the New Revolver are collateralized by substantially all assets of the Company, including $.5 million reflected as Restricted Cash at December 31, 1998. The loan agreement provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses and restrictions on the incurrence of additional debt, capital expenditures and the payment of dividends, other than preferred stock dividends. At December 31, 1998, the Company was not in compliance with the financial covenant concerning the Company's operating loss for 1998; however, effective February 4, 1999, the lender agreed to forbear declaring a default.

Proceeds from the New Revolver were used to repay the Company's previous Revolver, which matured on July 31, 1998, as extended. Advances under the Revolver were collateralized by substantially all assets of the Company, including approximately $1 million
reflected as Restricted Cash at December 31, 1997.   As a result of
the Company's failure to be in compliance with certain financial covenants, the Revolver was amended in December 1997 and February 1998. Among other modifications, the amendments waived compliance with the financial covenants and reduced the original maximum loan amount from $7 million to $3 million as of June 30, 1998 with gradual reductions to $2.4 million thereafter until maturity.


     Subordinated and Director Loans

At December 31, 1997, the Company's long-term debt included $950,000 due to H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder of the Company. During 1998, Mr. Levy and a company controlled by Mr. Levy (collectively, "Mr. Levy") loaned an additional net amount of $3,350,000 (consisting of

$6,765,000 advanced, less $3,415,000 repaid) to the Company, with interest at 10% per annum. During April 1998, Mr. Levy sold participation interests in $1,000,000 of these loans, including $750,000 to unrelated private investors, $125,000 to a company controlled by Mark F. Levy, Vice President and a Director of the Company and Mr. Levy's son, and $125,000 to a company controlled by other members of Mr. Levy's family. In September and October 1998, the Company issued 8% Convertible Preferred Stock, Series C (the "Series C Preferred Stock" - Note 10) with a stated value of $2 million to Mr. Levy in satisfaction of $2 million of Mr. Levy's loans, leaving an outstanding balance due to Mr. Levy of $1,300,000 as of December 31,1998. Of this amount, $300,000 is included in current liabilities and $1,000,000 is included in Subordinated Loans (see below). Pursuant to a Promissory Note, dated March 1, 1999, Mr. Levy has agreed to loan the Company up to an additional $1 million through September 30, 1999. From March 1, 1999 through March 31, 1999, the Company borrowed an additional $790,000 under that Note.

In March 1998, three private investors loaned the Company an aggregate of $3 million (together with the aforementioned $1,000,000 due to Mr. Levy and the $1,000,000 of loans sold by Mr. Levy, hereinafter referred to as the "Subordinated Loans"). The Subordinated Loans bear interest at 10% per annum, payable monthly, mature on September 5, 2000, as extended, are subordinated to the New Revolver and are collateralized by substantially all assets of the Company.

In February and March 1999, the Company borrowed $2.3 million from three unrelated private investors, of which $1.8 million matures in September 2000 and $500,000 in June 1999, all of which are subordinated to the New Revolver.

In connection with the Subordinated Loans, warrants were issued to purchase an aggregate of 1,666,668 shares of the Company's common stock (including 666,666 to Mr. Levy of which 250,000 warrants were subsequently transferred to unrelated private investors, 41,666 to a company controlled by Mr. Mark Levy and 41,667 to a company controlled by other members of Mr. Levy's family, all as part of Mr. Levy's sale of participation interests) at an exercise price of $1.50 per share, exercisable on the date of grant and expiring on March 5, 2001. Effective September 22, 1998, the maturity date for the Subordinated Loans was extended for one year to September 5, 2000. As consideration for the extension, the Company replaced the previously issued warrants with new warrants under identical terms but with exercise prices as follows: (i) warrants to purchase 750,000 shares exercisable at $1.00 per share and (ii) warrants to purchase 916,668 shares exercisable at $1.25 per share. The original and replacement warrants were valued under the Black-Scholes option-pricing model on their respective dates of issuance aggregating $424,000 and were recorded as a discount to the Subordinated Loans, of which $137,000 has been amortized as interest expense for the year ended December 31, 1998.

In connection with loans made by Mr. Levy during 1997, the Company issued warrants to Mr. Levy to purchase 65,000 shares of the Company's common stock at a purchase price of $2.35 per share, exercisable on the dates of issuance, and expiring on October 1, 2000. The warrants were valued at $48,000 on the dates of issuance, of which $20,000 and $28,000 were amortized as interest expense for the years ended December 31, 1998 and 1997, respectively.

     Convertible Notes

The Company has issued certain convertible notes with a face amount of $400,000, which have been discounted based on an effective interest rate of 12%, include accrued interest of $214,000 and $206,000 at December 31, 1998 and December 31, 1997, respectively, mature in 2000 and are convertible into 160,000 shares of common stock of the Company (based on one common share for each $2.50 of face amount).

     Maturites

Scheduled and estimated maturities of the Company's borrowings are as follows:

            Year ending December 31,
                      1999             $  500
                      2000              7,043
                                       ------
                                       $7,543
                                       ======


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


(8)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominently in one business segment, information storge solutions, including external RAID subsystems.
During 1998 and 1997, the Company had sales to two customers,

Discreet Logic (a Canadian customer) and Intergraph Corp., which accounted for 27% and 13%, respectively, of net sales for 1998 and 11% and 10%, respectively, for 1997. One customer, Intergraph Corp., accounted for 53% of net sales for the year ended October 31, 1996.

Sales to geographic areas other than the United States and Canada have not been significant.


(9)  LITIGATION

In June 1996, Jack Ehrenhuas, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the Supreme Court of the State of New York, County of Nassau, against the Company and , Michael Wise (currently a Director and Vice Chairman of the Board of Directors). The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by the Company (see Note 2 to Consolidated Financial Statements) and seek compensatory damages plus punitive damages.

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against a subsidiary, its then president, R. Daniel Smith ("Mr. Smith"), and Intelligent Manufacturing Systems, Inc. ("IMS"), a company for which Mr. Smith was the Chief Executive Officer and sole shareholder. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are currently in discovery. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiffs' claims and, accordingly, the Company believes that the claims are without merit.

In June 1998, a Complaint was filed in the Supreme Court of the State of New York by AIBC Investment Services Corp. ("the Plaintiff"), which claims that the Company, its wholly-owned subsidiary and Mr. Smith (the "Defendants") breached an agreement wherein the Plaintiff was allegedly engaged as placement agent in connection with raising funds for the Defendants. The Plaintiff seeks damages in the amount of not less than $262,500 plus interest, warrants to purchase the Company's common stock at a price to be determined and punitive damages. The case is in the initial stages of discovery and the Company believes that the claims are without merit and will not result in any material liability.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations.


(10)  8% CONVERTIBLE PREFERRED STOCK

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The Staff indicated that a preferred stock dividend, attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during 1998, the Company recorded $1,218,000 as an additional embedded dividend attributable to the beneficial conversion privilege on its convertible preferred stock, including $1,045,000 on the Series B Preferred Stock and $173,000 on the Series A Preferred Stock (see below).

Series B

Effective April 14, 1998, the Company received $3.2 million in cash (net of $.3 million in issuance costs), including $1 million from Mr. Levy, from a private placement of 8% Convertible Preferred Stock, Series B (the "Series B Preferred Stock"). The Series B Preferred Stock was convertible into common stock, on various dates through April 2000, at a conversion price equal to the lesser of $1.44 per share or 77% of the market price at the date of conversion. At closing, the Company issued warrants to purchase 280,000 shares of the Company's common stock (including 80,000 to Mr. Levy), exercisable at any time through April 2001 at an exercise price of $1.50 per share.

In July and September 1998, $200,000 of the Series B Preferred
Stock held by unrelated private investors was converted into 394,949 shares of the Company's common stock.

On October 30, 1998, the Company redeemed $2.3 million of the Series B Preferred Stock held by unrelated private investors for approximately $2.5 million in cash (including a premium of $115,000 and accrued dividends of $102,000) and warrants to purchase 300,000 shares of the Company's common stock, exercisable upon issuance at $1.00 per share and expiring in October 2001. In conjunction with this redemption, effective October 28, 1998, the Company issued Series C Preferred Stock (see below) with a stated value of $1 million in exchange for the remaining $1 million of Series B Preferred Stock which was held by Mr. Levy.

As a result of these two transactions, all of the Company's convertible preferred stock which was based on a variable conversion price was redeemed either for cash or preferred stock that is based on a fixed conversion price.

Series A

On July 7, 1998, the Company borrowed $1 million from a private investor under an 8% Convertible Subordinated Debenture (the "Debenture"), payable on September 25, 1998, as extended. In September 1998, the Debenture was converted into 1,667 shares of the Company's 8% Convertible Preferred Stock, Series A (the "Series A Preferred Stock").

The Series A Preferred Stock with a stated value of $1 million as of December 31, 1998 accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $.60 per share, commencing July 7, 1999, and has an automatic conversion feature in which each share not converted as of July 7, 2000 automatically converts into shares of the Company's common stock.

Series C

The Series C Preferred Stock with a stated value of $3 million (including the $1 million that was exchanged for Series B) as of December 31, 1998 accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share, commencing July 7, 1999, and has an automatic conversion feature in which each share not converted as of July 7, 2000 automatically converts into the Company's common stock.

Series D

During October 1998, the Company received $2.7 million in cash from unrelated private investors in a private placement of its 8% Convertible Preferred Stock, Series D (the "Series D Preferred Stock"). Of this amount, $2.5 million was used in the redemption of the Series B Preferred Stock. The Series D Preferred Stock with a stated value of $2,700,000 as of December 31, 1998, accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share commencing April 27, 1999, and has an automatic conversion feature in which each share not converted into the Company's common stock within three years from the date of issuance is automatically converted.

(11)  STOCK OPTIONS AND WARRANTS

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

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted under the Plan, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123.
The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected lives of ten years; volatility at 60% for 1998,ranging from 57% to 60% for 1997 and 30% for 1996, and; risk-free interest rates of 5.3% for 1998, ranging from 5.7% to 6.79% for 1997 and 6.7% for 1996.


Under the accounting provisions of SFAS 123, the Company's net loss and loss per share, for the year ended December 31, 1998, would have been reduced to the pro forma amounts indicated below (in thousands, except per share):

                          Year Ended         Two Months
                         December 31,          Ended
                      -------------------   December 31,
                        1998       1997        1996
     Net loss:        --------   --------   ------------
       As reported    ($10,407)  ($7,886)      ($ 43)
       Pro forma      ($10,836)  ($8,123)      ($672)
     Loss per share:
       As reported       ($.55)   ($.42)       ($.00)
       Pro forma         ($.57)   ($.43)       ($.04)

Changes in options outstanding are summarized as follows:

                                                     Weighted-
                                                      Average
                                          Weighted-    Fair
                                          Average    Value Per
                                          Exercise    Share of
                                            Price     Options
                                 Shares   Per Share   Granted
                                (in thousands)
                                 ------   ---------  ---------
Year ended October 31, 1996:
  Granted - equal to market
    value                        1,050       $2.07      $ .91
                                 -----
Balance, October 31, 1996        1,050        2.07
  Granted - equal to
    market value                   225        2.10       1.58
  Granted - exceeds
    market value                   200        4.00       1.37
                                 -----
Balance, December 31, 1996       1,475        2.53
  Granted - equal to
    market value                   325        2.21       1.64
  Forfeited                        (35)       2.10
                                 -----
Balance, December 31, 1997       1,765        2.48
                                 -----
  Granted - equal to
    market value                   881        1.38       1.03
  Granted - exceeds
    market value                 1,160        1.14        .52
  Forfeited                       (860)       1.98
                                 -----
Balance, December 31, 1998       2,946(a)     1.67
                                 =====
__________
 (a) In June 1998, the Company granted a conditional Employee Incentive Stock Option to its President, Lawrence F. Steffann, to purchase 750,000 shares of the Company's common stock. The grant is conditional because of the 2.5 million share limitation under the Plan. The agreement provides for the removal of the condition upon approval by the Company's shareholders (at its 1999 Annual Meeting of Stockholders) of an amendment to the Plan to increase the number of shares reserved for issuance under the Plan.


At December 31, 1998, 1997 and 1996, a total of 1,189,000, 705,000 and 475,000, respectively, of the outstanding options were exercisable with a weighted-average exercise price of $2.31, $2.91 and $3.20, respectively, per share.

The following table summarizes information about fixed stock options at December 31, 1998:


                                                                  Weighted
                            Weighted                              Average
               Number        Average     Weighted    Number        Exercise
             Outstanding    Remaining    Average   Exercisable     Price of
 Exercise    at Dec. 31,   Contractual   Exercise  at Dec. 31,    Exercisable
  Prices        1998          Life        Price       1998          Options
           (in thousands)                         (in thousands)
--------    -----------   -----------   --------  -----------     -----------

$.50-$1.50      1,885       9.3 years     $1.20         192          $1.23
$2.00-$2.38       861       8.3 years     $2.14         797          $2.14
  $4.00           200       8.0 years     $4.00         200          $4.00
                -----                                 -----
                2,946                                 1,189
                =====                                 =====


At December 31, 1998, the Company had outstanding warrants under which 1,762,000 shares of common stock could be acquired.
Information relating to these warrants is summarized as follows:


                              Number
                            of Shares
        Expiration          Subject to        Exercise
           Date              Warrants           Price
                          (in thousands)
        ----------          ----------        --------

      December 1999            500              $2.10
      October  2000             65              $2.35
      December 2000            400              $1.38
      March 2001               417              $1.25
      April 2001                80              $1.50
      October 2001             300              $1.10
                             -----
                             1,762
                             =====

As of December 31, 1998, the Company had reserved common stock for the following purposes (in thousands):

         Convertible preferred stock       7,367
         1996 Stock Option Plan            2,500
         Stock Option Plan (b)               446
         Stock warrants                    1,762
         Convertible notes payable           160
                                          ------
                                          12,235
                                          ======

     __________
      (b) Represents the number of common shares that were conditionally granted because they exceed the 2.5 million shares reserved under the Plan.


(12)  RELATED PARTY TRANSACTIONS


   Hilcoast Advisory Services, Inc. ("Advisor")

From July 1, 1996 through October 31, 1997, the Company paid $6,000 per month, plus reimbursement of out-of-pocket expenses, to Advisor for certain financial consulting and administrative services to the
Company.   Mr. Levy is the Chairman of the Board, Chief Executive
Officer and a majority shareholder of the Advisor's parent. Management believes that the terms of this agreement were no less favorable to the Company than those that would be received from other sources.

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


(13)  LEASES

The Company leases its operating facilities under operating leases which expire at various dates through February 2002. At December 31, 1998, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

          1999      $454
          2000       317
          2001       150
          2002        22
                    ----
                    $943
                    ====

Rent expense was $513,000 and $485,000 for the years ended December 31, 1998 and 1997, respectively, $57,000 for the two months ended
December 31, 1996 and $62,000 for the year ended October 31, 1996.


(14)  401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan") covers substantially all employees meeting certain minimum age and service requirements. Contributions to the plan are determined by the Board of Directors. No contributions have been made by the Company to the 401(k) Plan as of December 31, 1998.


(15) SUBSEQUENT EVENTS

From January 1, 1999 to April 15, 1999, the Company obtained approximately $3.1 million from borrowings, consisting of $2.3 million from private investors and $790,000 from Mr. Levy (see Note 6 to Consolidated Statements), and approximately $2.6 million from the exercise of options and warrants and the issuance of 500,000 shares of newly issued common stock to a private investor.

In March 1999, the Company entered into an agreement to purchase 75% of the outstanding common stock of Andataco, Inc. ("Andataco") from its principal stockholder, David Sykes. That agreement also contemplates that the Company would purchase from Mr. Sykes a note in the principal amount of $5,196,000, issued to him by Andataco. Following the purchase of Mr. Sykes' shares, he would continue to serve as President of Andataco, pursuant to a proposed three-year employment agreement. The purchase is contingent on the Company raising the capital necessary to fund the acquisition. If the transaction is completed, it would be the Company's intention to acquire the remaining Andataco shares as soon as possible following an independent professional determination of the fair value of such shares.

The Company is currently negotiating with unrelated private investors to obtain approximately $15 million in a private placement of convertible preferred stock (the "Private Placement"). Proceeds from the Private Placement would be used to finance the proposed Andataco acquisition, if consummated, and to provide additional working capital for the Company. There can be no assurance, however, that the Company will be successful in obtaining the funds necessary to finance the proposed acquisition nor that the acquisition will be completed.

In March 1999, the Company received the initial purchase order under a recently established OEM relationship to supply high-performance RAID storage enclosures to Silicon Graphics, Inc. (SGI), a major computer server manufacturer. The purchase order calls for the Company to ship approximately $5.8 million of products to SGI commencing in the second quarter of 1999. The initial term of the OEM arrangement is expected to be for three (3) years. A discontinuation or significant reduction of this relationship could have a material adverse effect on the Company's business.


(16) FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1997, the Company recorded an adjustment to write-down inventory by approximately $2.9 million resulting from a re-valuation of certain inventory acquired in the Parity acquisition, potential obsolete inventory and transitional issues associated with the implementation of a new materials requirement planning system. Management was unable to reasonably estimate the effect, if any, of certain of those adjustments on prior quarters in 1997 because of implementation issues with the materials requirement planning system.

(17) COMMITMENTS

As of December 31, 1998, the Company had four long-term employment agreements including an agreement with the Company's president, Lawrence F. Steffann, which expires on June 1, 2001, and agreements with three employees made in connection with the Borg acquisition, all of which expire January 31, 2003.


Item 9.  Disagreement on Accounting and Financial Disclosure


          Not Applicable


                           PART III


Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the caption "Election of Directors" and "Management" in the Company's definitive Proxy Statement (the "Proxy Statement") to be filed with respect to the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.


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


                            PART IV



Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a) (1)   Financial Statements - See index to Consolidated
          Financial Statements at page 35 of this Form 10-K.

    (2) Financial statement schedules have been omitted because they are not required, or because the information required therein is set forth in the Consolidated
          Financial Statements or the notes thereto.

    (3)   Exhibits  -  See Exhibit Index at page 65-69 of this Form
          10-K.


(b) No reports were filed or amended by the Registrant on Form 8-K during the fourth quarter of 1998.

                          EXHIBIT INDEX

Exhibit
Number                           Description


 3.1  Restated Certificate of Incorporation filed with State of
      Delaware on November 30, 1998

 3.2  By-laws of Registrant, as amended  (6)

 3.3  Certificate of Elimination of the Designation of the Series
      A Preferred Stock of Registrant  (3)


 4.1 Form of Warrant dated January 26, 1999 issued in connection with Promissory Note dated January 26, 1999 between Registrant, (i) Herbert Gimelstob, for 200,000 shares, (ii) Maurice Halperin, for 200,000 shares, (iii) Patricia Auld, for 100,000 shares and (iv) James P. Marden, for 100,000 shares

 4.2  Certificate of Designation of Series A Convertible Preferred
      Stock  (1)

 4.3  Certificate of Designation of Series B Convertible Preferred
      Stock  (1)

 4.4  Form of Share Exchange Agreement dated June 9, 1998 between
      Registrant and holders of the Series A Preferred Stock
      whereby such holders exchanged their Series A Preferred
      Stock for Series B Preferred Stock  (3)

 4.5  Certificate of Designation of Series C Convertible Preferred
      Stock  (1)

 4.6  Certificate of Designation of Series D Convertible Preferred
      Stock  (1)

 4.7 Form of Warrant dated September 22, 1998 issued in connection with extending certain subordinated notes as follows: (i) Bernard Marden - 333,334 shares; (ii) Herbert Gimelstob - 416,667 shares; (iii) Fairway Partnership - 333,334 shares; (iv) H. Irwin Levy - 166,666 shares; (v) Bernard Green - 83,333 shares; (vi) Meyer Capital - 83,333 shares; (vii) MLL Corp. - 166,666 shares; (viii) JoJo Corp.
      - 41,666 shares; (ix) N&S Corp. - 41,667 shares

 4.8  Subscription Agreement between Registrant and Maurice
      Halperin in connection with Series A Convertible Preferred
      Stock  (1)

 4.9 Registration Rights Agreement between Registrant and Maurice Halperin in connection with Series A Convertible Preferred
      Stock  (1)

 4.10 Form of Warrant dated October 28, 1998 issued in connection with Redemption of Series B Convertible Preferred Stock, between Registrant and (i) CPR (USA), Inc., 180,000 shares,
      (ii) LibertyView Fund, 23,400 shares and (iii) LibertyView Plus Fund, 96,600 shares (1)

 4.11 Form of Subscription Agreement between Registrant and H.
      Irwin Levy for loans made by H. Irwin Levy to Registrant
      which were exchanged for Series C Convertible Preferred
      Stock  (1)

 4.12 Subscription Agreement between Registrant and H. Irwin Levy for the exchange of Series B Convertible Preferred Stock for Series C Convertible Preferred Stock (1)

 4.13 Registration Rights Agreement between Registrant and H.
      Irwin Levy for Series C Convertible Preferred Stock  (1)

 4.14 Letter Agreement between Registrant and H. Irwin Levy
      regarding Series C Convertible Preferred Stock  (1)

 4.15 Letter Agreement between Registrant and LibertyView Capital
      Management, Inc. regarding the redemption of $2.3 million of Series B Convertible Preferred Stock (1)

 4.16 Letter Agreement between Registrant and LibertyView Capital
      Management, Inc. regarding registration rights for warrants issued in connection with the redemption of $2.3 million of Series B Convertible Preferred Stock (1)

 4.17 Form of Subscription Agreement for Series D Convertible
      Preferred Stock  (1)

 4.18 Form of Registration Rights Agreement for Series D
      Convertible Preferred Stock  (1)

 4.19 Restated Certificate of Incorporation of the Registrant, - see Exhibit 3.1 above

 4.20 By-Laws of Registrant, as amended - see Exhibit 3.3 above
      (3)

 4.21 8% Convertible Subordinated Debenture dated June 7, 1998 issued by Registrant to Maurice Halperin, as amended on
      August 7, 1998  (2)

10.1  Promissory Note for $500,000 dated March 15, 1999 between
      Registrant and Maurice Halperin

10.2  Promissory Note for $1 million dated March 1, 1999 between
      Registrant and H. Irwin Levy

10.3  Form of Promissory Note dated January 26, 1999 between
      Registrant and (i) Herbert Gimelstob ($600,000), (ii)
      Maurice Halperin ($600,000), (iii) Patricia Auld ($300,000)
      and (iv) James P. Marden ($300,000)

10.4  Loan and Security Agreement dated August 3, 1998 by and among the Registrant, nStor Corporation, Inc. and Finova
      Capital Corporation  (2)

10.5 Form of Amended and Restated Promissory Note dated September 22, 1998 between Registrant and Bernard Marden, Herbert
      Gimelstob, Fairway partnership and H. Irwin Levy (1)

10.6 Security Agreement between Registrant and H. Irwin Levy dated July 31, 1998 (1)

10.7  Loan Agreement between Registrant and H. Irwin Levy dated
      July 31, 1998 for $1.5 million (1)

10.8  Employment Agreement between Registrant and Lawrence
      Steffann, President of the Registrant, dated as of June 1,
      1998

10.9 Employee Incentive Stock Option Agreement between Registrant and Lawrence Steffann, dated as of June 1, 1998

10.10 Asset Purchase Agreement, dated May 23, 1996, between
      Seagate Peripherals, Inc. as seller and Intelligent
      Manufacturing Systems, Inc. as purchaser.  (7)

10.11 Amendment No. 1 to the Asset Purchase Agreement, dated June
      4, 1996, between Seagate Pheripherals, Inc. and Intelligent
      Manufacturing Systems, Inc.  (7)

10.12 Assignment of Asset Purchase Agreement by Intelligent
      Manufacturing Systems, Inc. to nStor Corporation, Inc.  (7)

10.13 Consent to Assignment of Asset Purchase Agreement by Seagate Peripherals, Inc. (7)

10.14 Asset Purchase Agreement Between Parity Systems, Inc. and
      nStor Corporation, Inc., dated November 30, 1996.  (8)

10.15 Form of Warrant, dated December 30, 1996, granting Parity
      Systems, Inc. the right to purchase 500,000 shares of the
      Registrant's common stock.  (8)

10.16 Agreement and Plan of Reorganization by and among nStor
      Technologies, Inc., nStor Corporation, Inc. and R. Daniel
      Smith, dated October 31, 1996.  (6)

10.17 1996 Stock Option Plan, dated October 5, 1996.  (6)

10.18 Promissory Note from Registrant to H. Irwin Levy dated,
      September 16, 1997 for $1 million.  (11)

10.19 Letter Agreement between H. Irwin Levy and Registrant, dated September 16, 1997 regarding note incorporated by reference at 10.18.  (11)

10.20 Amended and Restated Promissory Note dated March 5, 1998 between Registrant and H. Irwin Levy for $2 million, which amends the Note referenced at 10.18.  (5)

10.21 Amended and Restated Loan Agreement dated March 5, 1998 between H. Irwin Levy and Registrant, in the amount of $2
      million.  (5)

10.22 Promissory Note in the amount of $1 million dated March 5, 1998 between Fairway Partnership and Registrant (Duplicate notes were also executed for the same amount between Registrant and (i) Bernard A. Marden and (ii) Herbert Gimelstob.) (5)

10.23 Amended and Restated Security Agreement dated March 5, 1998 between H. Irwin Levy, Fairway Partnership, Herbert
      Gimelstob, and Bernard A. Marden (collectively, referred to as "Secured Parties")  (5)

10.24 Collateral Assignment of Note, Loan Agreement, Security
      Agreement and Security Instruments among Registrant and
      Secured Parties, dated March 5, 1998.  (5)

10.25 Stock Purchase Agreement dated February 2, 1998 between
      nStor Corporation, Inc. and David Stallmo, Randy K. Hall and Gerald Hohoenstein (4)

10.26 Form of amendment to Stock Purchase Agreement at 10.30 (four amendments, all of which extended the closing date of the proposed transaction)  (4)

21    Subsidiaries of the Registrant.

27    Financial Data Schedule.

______________
  (1) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended
      September 30, 1998, filed November 16, 1998.

  (2) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended
      June 30, 1998, filed August 13, 1998.

  (3) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Amendment No.1 to Registration
      Statement on Form S-3 filed on June 22, 1998.

  (4) Incorporated by reference to Exhibits previously filed as Exhibits to Registrants Form 10-Q for the quarter ended
      March 31, 1998, filed May 15, 1998.

  (5) Incorporated by reference to Exhibits filed as Exhibits to Registrants Form 10-K for the year ended December 31, 1997, filed on April 15, 1998.

  (6) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K dated January 27, 1997, filed January 28, 1997.

  (7) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K/A dated June 18, 1996, filed September 3, 1996.

  (8) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K dated December 30, 1996, filed January 13, 1997.

  (9) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K/A dated December 30, 1996, filed March 14, 1997.

 (10) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended
      June 30, 1997,  filed August 14, 1997.

 (11) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended
      September 30, 1997, filed November 13, 1997.

                            SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           nSTOR TECHNOLOGIES, INC.

                                 /s/ Lawrence F. Steffann
April 12, 1999             By:_________________________________
                              Lawrence F. Steffann, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           /s/ Lawrence F. Steffann
April 12, 1999        ___________________________________________
                      Lawrence F. Steffann, President and Director

                           /s/ Mark F. Levy
April 13, 1999        ___________________________________________
                      Mark F. Levy, Vice President and Director


                           /s/ Michael L. Wise
April 9 , 1999        ___________________________________________
                      Michael L. Wise, Vice President and Director


                           /s/ Larry Calise
April 12, 1999        ___________________________________________
                      Larry Calise, Principal Financial
                       Officer and Principal Accounting Officer

                           /s/ H. Irwin Levy
April 13, 1999        ___________________________________________
                      H. Irwin Levy, Director



April   , 1999        ___________________________________________
                      Bernard Green, Director

                           /s/ James E. McGrath
April 14, 1999        ___________________________________________
                      James E. McGrath, Director