Form 10-K/A
period 1998-12-31
NSTOR TECHNOLOGIES INC
filed 1999-04-28
CIK 75448

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


               DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement of nStor Technologies, Inc.
           for the 1999 Annual Meeting of Stockholders
                    (incorporated in Part III)

                          PART I AND II


     Registrant incorporates by reference, Parts I and II of Registrants Form 10-K for the year ended December 31,
     1998, filed with the Securities and Exchange Commission on April 15, 1999.


                         PART I AMENDMENT

Item 1.  Business

                       Recent Developments

Proposed Acquisition


In order to finance the proposed acquisition of 75% of the outstanding common stock of Andataco, Inc. ("Andataco") from David Sykes, and the related purchase of a note in the principal amount of $5,196,000 issued to Mr. Sykes by Andataco, we are currently negotiating with unrelated private investors to obtain between $7.5 million and $10 million in a private placement of convertible preferred stock. As presently contemplated, such financing arrangement provides for H. Irwin Levy, Chairman of the Board of Directors and a major stockholder, to arrange for the investment of up to $1 million in shares of common stock in the event that only $7.5 million in financing is obtained. There can be no assurance, however, that we will be successful in obtaining the funds necessary to finance the proposed acquisition or that the acquisition will be completed.


                        PART II AMENDMENTS


Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                 Liquidity and Capital Resources


Financing Activities with Private Investors

Effective as of March 30, 1999, we agreed to issue an aggregate of 645,000 shares of our common stock in satisfaction of $1,290,000 of these recent borrowings, of which $790,000 was payable to Mr. Levy and $500,000 was payable to an unrelated private investor.

Recent Developments

In order to finance the proposed acquisition of 75% of the outstanding common stock of Andataco, Inc. ("Andataco") from David Sykes, and the related purchase of a note in the principal amount of $5,196,000 issued to Mr. Sykes by Andataco, we are currently negotiating with unrelated private investors to obtain between $7.5 million and $10 million in a private placement of convertible preferred stock. As presently contemplated, such financing arrangement provides for H. Irwin Levy, Chairman of the Board of Directors and a major stockholder, to arrange for the investment of up to $1 million in shares of common stock in the event that only $7.5 million in financing is obtained. There can be no assurance, however, that we will be successful in obtaining the funds necessary to finance the proposed acquisition or that the acquisition will be completed.


Item 8.  Financial Statements and Supplemental Data


           Note 6 to Consolidated Financial Statements

Borrowings

     Subordinated and Director Loans

Effective as of March 30, 1999, the Company agreed to issue an aggregate of 645,000 of newly issued shares of common stock in satisfaction of $1,290,000 of recent borrowings, of which $790,000 was payable to Mr. Levy, under a Promissory Note, and $500,000 was payable to an unrelated private investor.


           Note 15 to Consolidated Financial Statements

Subsequent Events

Effective as of March 30, 1999, the Company agreed to issue 645,000 shares of the Company's common stock in satisfaction of $1,290,000 of the approximate $3.1 million of recent borrowings. Of this amount, $790,000 was payable to Mr. Levy and $500,000 was payable to an unrelated private investor.

In order to finance the proposed acquisition of 75% of the outstanding common stock of Andataco, Inc. ("Andataco") from David Sykes, and the related purchase of a note in the principal amount of $5,196,000 issued to Mr. Sykes by Andataco, we are currently negotiating with unrelated private investors to obtain between $7.5 million and $10 million in a private placement of convertible preferred stock. As presently contemplated, such financing arrangement provides for H. Irwin Levy, Chairman of the Board of Directors and a major stockholder, to arrange for the investment of up to $1 million in shares of common stock in the event that only $7.5 million in financing is obtained. There can be no assurance, however, that we will be successful in obtaining the funds necessary to finance the proposed acquisition or that the acquisition will be completed.



                             PART III


Item 10.  Directors and Executive Officers of the Registrant


                            MANAGEMENT

     Directors and Executive Officers of the Company - Set forth below is the name, age, position with the Company, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each director and executive officer:


                                                     Director   Officer
  Name                Age      Position               Since      Since

H. Irwin Levy         72   Chairman of the Board       1995 (1)    -

Michael L. Wise       54   Vice Chairman of the Board  1989      1998 (2)
                             and Vice President

Lawrence F. Steffann  46   Director and President      1998      1998

Mark F. Levy          44   Director and Vice President 1992 (3)  1995 (3)

Larry J. Calise       41   Chief Financial Officer       -       1998
                             and Treasurer

Bernard R. Green      80   Director                    1997        -

James E. McGrath      44   Director                    1999 (4)    -


_________
 (1) Mr. H. Irwin Levy previously served as Chairman of the Board of Directors of the Company from 1987 until July 1991.

 (2) Mr. Wise previously served as President of the Company from March 1989 until December 1990 and from October 1992 until
     July 1996. He also served as Chairman of the Board of Directors from July 1991 until June 1998.

 (3) Mr. Mark Levy previously served as President from July 1996 to June 1998 and as Vice President, Secretary, and a Director of the Company from 1985 to 1990.

 (4) Mr. McGrath was appointed to the Board of Directors in January
     1999.



     H. Irwin Levy is Chairman of the Board and Chief Executive Officer of Hilcoast Development Corp. ("Hilcoast") and certain affiliated companies, all of which are privately held businesses, which position he has held since August 1992. Since December 1997, Mr. Levy has served as Chairman of the Board of CV Reit, Inc., a New York Stock Exchange listed Real Estate Investment Trust ("CV Reit") and was Chairman of the Board and Chief Executive Officer of CV Reit from 1985 until July 1992. He is currently of counsel to the West Palm Beach law firm of Levy Kneen Mariani Curtin Kornfeld and del Russo which provides legal services to the Company.

     Michael L. Wise is currently Chairman of the Board of Directors and Chief Executive Officer of Netword, Inc., a publicly held company that provides a utility for navigating the internet. Mr. Wise has been associated with the Company in various positions since 1986 and was the founder of IMNET Corporation of Delaware ("IMNET") which became a subsidiary of the Company in 1988. Mr. Wise served as President and Chairman of the Board of IMNET from July 1986 to June 1990. Mr. Wise has a PhD in physics.

     Lawrence F. Steffann was appointed president and a director of the Company in June 1998. Mr. Steffann was previously president of World Wide Ventures from January 1997 to May 1998, a company which provided consulting services to start-up technology companies. Previously, he held numerous executive management positions with Boca Research, Inc. from September 1990 to January 1997, including Chief Operating Officer from August 1995 to January 1997.

     Mark F. Levy is President of Cenvill Recreation, Inc. and certain affiliated companies, all of which are privately held businesses. Mr. Levy is the son of H. Irwin Levy and is licensed to practice law in the State of Florida.

     Larry J. Calise, a Certified Public Accountant, was appointed
Chief Financial Officer of the Company in April 1998. Prior to joining the Company in December 1997, Mr. Calise served as Chief
Financial Officer of American Executive Centers, Inc., a provider of business support services from 1996 to 1997. From 1986 until 1996, Mr. Calise held various positions, including Vice President-Finance and Administration for a division of Alexander Proudfoot, Plc, an international management consulting firm.

     Bernard R. Green is consultant to, and previously for more than forty years, managing or senior partner of, the accounting firm of Friedman, Alpren & Green of New York, New York and West Palm Beach, Florida. Mr. Green previously served as a director of Hilcoast from July 1992 until February 1997 and has been a private investor for more than twenty years.

     James E. McGrath is Chairman of the Board of Directors of
Xycom, Inc., a private high-technology factory automation company and Chairman of the Board of Directors and Chief Executive officer of Fairfax Capital Partners, Inc., a privately held merchant bank.
Mr. McGrath was also a co-founder and a Director of American
Medical Response, Inc. (from its inception in 1992 until its merger with Laidlaw Industries in 1997), a New York Stock Exchange listed company providing ambulance services. In addition, Mr. McGrath served as Chairman of the Board of Directors of Perceptron, Inc.
from 1993 until 1996, a publicly traded company, also in the high-technology industry.


Meetings and Committees of the Board of Directors


During the fiscal year ended December 31, 1998 (see "Executive Compensation"), the Board of Directors held seven meetings. No director attended fewer than 75 percent of the aggregate number of meetings of the Board of Directors held during the period he served on the Board.

The Audit Committee which met once during fiscal 1998, currently consists of Michael L. Wise, Bernard R. Green and Joseph D. Weingard (a consultant to the Company). The Audit Committee's responsibilities include overseeing the financial reporting process and the effectiveness of the Company's internal, accounting and financial controls, and making recommendations to the Board, including the designation of independent auditors on an annual basis.

The Compensation Committee, which did not meet during fiscal 1998, currently consists of Michael L. Wise, Mark F. Levy and Lawrence F. Steffann. The Compensation Committee's responsibilities include reviewing and approving executive compensation, including benefits, and stock options granted under the Company's 1996 Stock Option Plan.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of the Company have complied with all applicable Section 16(a) filing requirements except as follows: (i) due to an administrative oversight, Lawrence F. Steffann did not file Initial Statement of Beneficial Ownership of Securities on Form 3 on a timely basis with respect to commencement of his employment on June 1, 1998; and (ii) based solely upon the Company's review of R. Daniel Smith's Statement of Changes in Beneficial Ownership on Form 4 dated October 27, 1998, in which he reported twelve dispositions of the Company's common stock (August 3, 1998 to September 30, 1998), the Company determined all twelve transactions were not reported on a timely basis. Mr. Smith served as a director of the Company from Janaury 1997 through November 17, 1998.


Item 11.  Executive Compensation


The following table sets forth for the fiscal years ended December 31, 1998 and 1997 and October 31, 1996, the compensation awarded to, earned by or paid to those persons who were, during fiscal 1998, (i) the Chief Executive Officer of the Company and (ii) certain other executive officers of the Company (collectively, the "Named Officers"). As a result of the Company changing its fiscal year end from October 31 to December 31, fiscal 1997 includes the two month transition period ended December 31, 1996, a fourteen month period.

     Mark F. Levy served as President and Chief Executive Officer of the Company from July 1996 until June 1998, at which time
Lawrence F. Steffann was appointed as the Company's President and Chief Executive officer.


                    Summary Compensation Table

    Name and                                              All Other Annual
Principal Position         Year      Salary     Bonus       Compensation

Lawrence F. Steffann       1998     $103,007(1)   -              -
  President and Chief      1997         -         -              -
  Executive Officer        1996         -         -              -

    Name and                                              All Other Annual
Principal Position         Year      Salary     Bonus       Compensation


Mark F. Levy               1998         -         -          $39,000(2)
  Vice President           1997         -         -          $39,500(2)
                           1996         -         -          $34,000(2)

R. Daniel Smith            1998     $106,878(3)
  Former Executive         1997     $296,500      -              -
  Vice President           1996     $ 65,400(4)   -              -


__________
 (1) Represents salary received by Mr. Steffann commencing June 1, 1998, the first date Mr. Steffann became employed by the Company.

 (2) Consists of Board meeting fees and monthly management/consulting fees for services rendered by Mr. Levy in his capacity as a director and officer of the Company.

 (3) Represents salary received by Mr. Smith from January 1, 1998 to May 21, 1998, the date on which he resigned as Executive Vice President.

 (4) Represents salary received by Mr. Smith commencing June 3, 1996, the first date Mr. Smith became employed by the Company.


Employment Agreement

The Company entered into an employment agreement with Lawrence
F. Steffann, effective as of June 1, 1998, pursuant to which Mr. Steffann is employed as President of the Company and its operating subsidiary, nStor Corportion, Inc. The agreement provides for the employment of Mr. Steffann through June 1, 2001, at an annual base salary of $200,000 (which salary was increased to $250,000 annually effective January 1, 1999, the payment of which is currently being deferred), subject to annual increases in the discretion of the Board of Directors. The agreement further provides for the payment of a one-time bonus of $25,000 subject to the Company's attainment of certain operating targets for fiscal 1998, and for annual cash bonuses commencing with fiscal 1999, in the discretion of the Board of Directors. In addition, the Company is required to provide Mr. Steffann with a term life insurance policy in the amount of $1 million. Mr. Steffann was also granted options to purchase
750,000 shares of Common Stock. If Mr. Steffann's employment is terminated by the Company without cause (as defined therein), the employment agreement provides that Mr. Steffann will continue to receive his base salary for a period of twelve months following termination. Following a change in control of the Company (as defined in the agreement), if Mr. Steffan's employment is terminated by the Company, or is terminated by Mr. Steffann at his election due to a reduction in his job description, responsibilities or authority, the agreement provides that all options to purchase Common Stock granted to Mr. Steffann are to immediately vest. The employment agreement contains a non-competition covenant which restricts Mr. Steffann from competing with the Company during the term of the agreement and, except in the case of termination of employment by the Company without cause, for three years thereafter.


Option/Stock Appreciation Rights ("SAR") Grants

The following table sets forth information regarding options to purchase the Company's Common Stock granted during fiscal 1998 to the Named Officers pursuant to the 1996 Stock Option Plan ("the
Plan").  No SARs were granted.


                             Individual Grants               Potential
                            -------------------              Realizable
                             Percent                         Value
                 Number of   of Total                        at Assumed
                 Securities  Options/                        Annual Rates
                 Underlying    SARs                          of Stock Price
                 Options/   Granted to Exercise              Appreciation
                 SARs       Employees  or Base   Expira-     for Option Term
                 Granted    in Fiscal   Price     tion    ---------------------
                   (#)         1998     ($/sh)    Date      5%($)      10%($)
                 ---------- ---------- --------  -------  ---------- ----------
Lawrence F.
  Steffann       750,000 (1)   39%      $1.20    6/01/08  $1,466,005 $2,334,368

Mark F. Levy(3)   20,000 (2)    1%      $ .50   10/06/08  $16,289    $25,937
                  17,500 (2)    1%      $1.50   11/01/08  $42,758    $68,086


__________
(1) Effective as of June 1, 1998, the Company granted a conditional Employee Incentive Stock Option to Mr. Steffann to purchase 750,000 shares of the Company's common stock. The grant is conditional because of the 2.5 million share limitation under the Plan. The agreement provides for the removal of the condition upon approval by the Company's shareholders (at its 1999 Annual Meeting of Stockholders) of an amendment to the Plan to increase the number of shares reserved for issuance under the Plan.

(2) The Company granted an option to purchase 17,500 shares of the Company's Common Stock on November 1, 1998 for services provided to the Company during fiscal 1998, all of which became exercisable upon the date of grant. The Company granted an option to purchase 20,000 shares of the Company's Common Stock on October 6, 1998 pursuant to the Plan which provides for annual grants to directors on each director's anniversary of his appointment to the Board of Directors. The shares underlying the options become exercisable one year from the date of grant provided the director remains a director at that time.

(3) Mr. Levy is not a salaried employee of the Company (see discussion under "Directors Compensation").

Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning unexercised stock options held by the Named Officers as of December 31, 1998. No options were exercised by any of the Named Officers during fiscal 1998. No SAR's have been granted or are outstanding.



                  OPTION EXERCISES DURING 1998
                    AND YEAR-END OPTION VALUES


                                  Number of            Value of Unexercised
          Shares            Unexercised Options at    In-the-Money Options at
         Acquired            December 31, 1998 (#)    December 31, 1998 ($)(1)
            on     Value   ------------------------- -------------------------
Name     Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----     -------- -------- ----------- ------------- ----------- -------------

Lawrence
F.
Steffann   -0-      -0-      125,000      625,000      $193,750      $968,750

Mark F.
Levy       -0-      -0-      147,500       20,000      $ 66,625      $ 45,000

R. Daniel
Smith      -0-      -0-      400,000         -0-       $260,000      $   -0-

__________
(1) The closing price for the Company's Common Stock, as reported by the American Stock Exchange ("Amex") on December 31, 1998, was $2.75. Value is calculated by multiplying (a) the difference between $2.75 and the option exercise price by (b) the number of common shares of common stock underlying the option.



Compensation Committee Interlocks and Insider Participation

Since the Compensation Committee did not meet during fiscal 1998, the entire Board of Directors participated in deliberations concerning compensation paid to the Company's executive officers.

Lawrence F. Steffann, an employee of the Company, is also a member of the Board of Directors.


Directors Compensation

Non-salaried directors of the Company Receive $1,500 for each directors' meeting attended. Members of the Company's Audit
Committee receive annual compensation of $5,000.  Michael L. Wise,

Vice Chairman of the Board, waived his Audit Committee compensation. With the exception of Lawrence F. Steffann, none of the current directors are salaried employees of the Company. In addition to the above-described compensation received by the Named Officers during fiscal 1998, non-salaried directors earned compensation in the form of monthly management/consulting fees, board fees and/or committee fees for services rendered to the Company in their respective capacities as directors or officers as follows: Michael L. Wise - $25,000, H. Irwin Levy - $19,500, Bernard R. Green - $24,500. Commencing in September 1997, all directors agreed to defer receipt of all fees earned until certain events occur including obtaining sufficient financing. Mr. Wise's compensation is payable to Yadgim Partners, of which Mr. Wise's wife is a general partner.

Pursuant to the Company's 1996 Stock Option Plan, each non-employee director shall automatically be granted, effective each anniversary of said director's appointment to the Board, an option to purchase 20,000 shares of Common Stock at the then fair market value of the Common Stock.


Item 12.  Security Ownership of Management and Certain
          Certain Beneficial Owners


The following table sets forth, as of March 31, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own
more than 5% of the outstanding shares of Common Stock,   (ii) each
director and executive officer of the Company, including executive officers named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers of the Company as a group.

                                    Amount and
                                    Nature of          Percent of
Name and Address of                  Beneficial        Outstanding
 Beneficial Owner                  Ownership (1)         Shares

H. Irwin Levy                        4,018,099 (2)       18.2%
100 Century Blvd.
West Palm Beach, FL  33417

Bernard Marden                       3,465,359           14.9%
1290 S. Ocean Blvd.
Palm Beach, FL  33480

                                    Amount and
                                    Nature of          Percent of
Name and Address of                  Beneficial        Outstanding
 Beneficial Owner                  Ownership (1)         Shares

Herbert Gimelstob                    1,764,467            7.8%
7777 West Glades Road
Boca Raton, FL  33434

Maurice Halperin                     1,312,200            5.8%
2500 N. Military Trail
Boca Raton, FL  33431

Michael L. Wise                      1,016,312 (3)        4.7%
285 Tanglewood Crossing
Lawrence, NY  11559

Mark F. Levy                           806,666 (4)        3.7%
100 Century Blvd.
West Palm Beach, FL 33417

Bernard R. Green                       351,333 (5)        1.6%
583 North Lake Way
Palm Beach, FL  33480

Lawrence F. Steffann                   260,000            1.2%
450 Technology park
Lake Mary, FL  32746

James E. McGrath                        50,000            (6)
101 Tremont Street
Boston, MA  02108

Larry J. Calise                         25,000            (6)
450 Technology Park
Lake Mary, FL  32746

All executive officers,               6,132,410           27.5%
directors and director
nominees as a group (7 persons)

__________
(1) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of Common Stock shown as beneficially owned by such stockholder. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options, warrants, convertible equity securities or subscription agreements that are exercisable, convertible or obtainable within 60 days of the date hereof: Mr. H. Irwin

     Levy - 560,000 shares; Mr. Marden - 1,750,000 shares; Mr. Gimelstob - 1,200,000 shares; Mr. Halperin - 1,150,000 shares; Mr. Wise - 182,000 shares; Mr. Mark F. Levy - 120,000 shares; Mr. Green - 20,000 shares; Mr. Steffann - 250,000 shares; Mr. McGrath - 50,000 shares; Mr. Calise - 25,000 shares; and all executive officers and directors as a group - 1,207,000 shares. See "Executive Compensation".

(2) Includes 166,666 shares owned by a corporation controlled by Mr. Levy.

(3) Includes 227,410 shares owned by a retirement trust controlled by Mr. Wise. Also includes the following, as to which Mr. Wise disclaims beneficial ownership: 389,502 shares owned by Mr. Wise's wife, 65,000 shares owned by Mr. Wise's child, 50,400 shares owned jointly by Mr. Wise's wife and his mother and 18,000 shares owned by a general partnership controlled by Mr. Wise's wife.

(4) Includes (as to which Mr. Levy disclaims beneficial ownership) 10,000 shares owned by Mr. Levy's wife, 7,500 shares owned by Mr. Levy as guardian for his minor children and 41,666 shares owned by a corporation controlled by Mr. Levy as guardian for his minor children.

(5) Includes 20,000 shares owned by Mr. Green's wife and 10,000 shares owned by a trust in which Mr. Green's wife is a trustee. Mr. Green disclaims beneficial ownership as to these shares.

(6)  Less than 1%.


Item 13.  Certain Relationships and Related Transactions


Loans Made by a Director to the Company

At December 31, 1997, the Company's long-term debt included $950,000 due to H. Irwin Levy. During 1998, Mr. Levy and a company controlled by Mr. Levy (collectively, "Mr. Levy") loaned an additional net amount of $3,350,000 (consisting of $6,765,000 advanced, less $3,415,000 repaid) to the Company, with interest at 10% per annum. During April 1998, Mr. Levy sold participation interests in $1,000,000 of these loans, including $500,000 to unrelated private investors, $125,000 to a company controlled by Mark F. Levy, $125,000 to a company controlled by other members of Mr. Levy's family and $250,000 to Bernard R. Green. In addition, in April 1998, the Company issued $1 million of 8% Convertible Preferred Stock, Series B, ("Series B Preferred Stock") to Mr. Levy in satisfaction of $1 million of Mr. Levy's loans. In September and October 1998, the Company issued 8% Convertible Preferred

Stock, Series C ("Series C Preferred Stock") with a stated value of $2 million to Mr. Levy in satisfaction of $2 million of Mr. Levy's loans, leaving an outstanding balance due to Mr. Levy of $1,300,000 as of December 31, 1998.

In October 1998, the Company exchanged the $1 million of Series B Preferred Stock held by Mr. Levy for Series C Preferred Stock bringing Mr. Levy's aggregate investment in Series C Preferred Stock to $3 million. See Note 10 to Consolidated Financial Statements for a description of certain classes of preferred stock.

In connection with loans made by Mr. Levy to the Company during 1997, warrants were issued to Mr. Levy in January and February 1998 to purchase up to 10,000 shares of Common Stock of the Company at a purchase price of $2.35 per share, exercisable on the date of grant, expiring on October 1, 2000.

In connection with certain loans made by Mr. Levy (the "Subordinated Director Loans") to the Company during 1998, warrants were issued to Mr. Levy to purchase 666,666 shares of the Company's common stock of which 250,000 warrants were subsequently transferred to unrelated private investors, 41,666 to a company controlled by Mr. Mark Levy and 41,667 to a company controlled by other members of Mr. Levy's family, all as part of Mr. Levy's sale of participation interests. The warrants had an exercise price of $1.50 per share, exercisable on the date of grant and expiring on March 5, 2001. Effective September 22, 1998, the maturity date for the Subordinated Director Loan was extended for one year to September 5, 2000. As consideration for the extension, the Company replaced the previously issued warrants with new warrants under identical terms but with an exercise price of $1.25 per share.

Pursuant to a Promissory Note dated March 1, 1999, Mr. Levy has agreed to loan the Company up to an additional $1 million through September 30, 1999. From March 1, 1999 through March 30, 1999, the Company borrowed $790,000 under that Note. Effective as of March 30, 1999, the Company agreed to issue 395,000 shares of newly issued Common Stock of the Company to Mr. Levy in satisfaction of the $790,000 in borrowings.


Repayment of Loan Made to Previous Director

In December 1998, the Company received approximately $117,000 as repayment on a loan made to Richard Reiss, Jr., a former director of the Company. Mr. Reiss used the proceeds from the $130,000 loan to acquire, in the open market, 50,000 shares of the Company's common stock. Upon his resignation as a director of the Company, in November 1998, Mr. Reiss sold his 50,000 shares of common stock and remitted the proceeds to the Company. At the time of repayment, the outstanding principal and interest amounted to approximately $147,000.

                             PART IV


Registrant incorporates by reference, Part IV of Registrant's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1999.

In addition, pursuant to Item 14.(a)(3) - Exhibits, the following exhibits are being filed by Registrant herewith.





Exhibit
Number

4.1  Registration Rights Agreement dated April 14, 1999, between
     Registrant and Bernard Marden.

4.2  Subscription Agreement  between Registrant and Bernard Marden.

4.3  Warrant dated April 14, 1999 between Registrant and Bernard
     Marden.

                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               nSTOR TECHNOLOGIES, INC.

                      /s/ Lawrence F. Steffann
               By:___________________________________
                   Lawrence F. Steffann, President

Dated: April 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registratn and in the capacities and on the dates indicated.
                    /s/ Lawrence F. Steffann
April 26, 1999      ____________________________________________
                    Lawrence F. Steffann, President and Director

                    /s/ Mark F. Levy
April 26, 1999      ____________________________________________
                    Mark F. Levy, Vice President and Director

                    /s/ Michael L. Wise
April 27, 1999      ____________________________________________
                    Michael L. Wise, Vice President and Director

                    /s/ Larry J. Calise
April 26, 1999      ____________________________________________
                    Larry J. Calise, Principal Financial
                    Officer and Principal Accounting Officer

                    /s/ Bernard R. Green
April 22, 1999      ____________________________________________
                    Bernard R. Green,  Director

                    /s/ H. Irwin Levy
April 26, 1999      ____________________________________________
                    H. Irwin Levy,  Director

                    /s/ James E. McGrath
April 27, 1999      ____________________________________________
                    James E. McGrath,  Director