Form 10-Q
period 1999-03-31
NSTOR TECHNOLOGIES INC
filed 1999-05-17
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q


__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


  Number of shares outstanding of the Registrant's Common Stock,
  par value $.05 per share, as of April 30, 1999:   22,639,258
            nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                        TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
                                                          Page
                                                         Number

  Item 1. Financial Statements

     Consolidated Balance Sheets as of March 31,
       1999 (Unaudited) and December 31, 1998             3
     Consolidated Statements of Operations
       (Unaudited) for the three months ended
       March 31, 1999 and 1998                            4
     Consolidated Statements of Stockholders'
       Equity for the three months ended
       March 31, 1999 (Unaudited)                         5
     Consolidated Statements of Cash Flows
       (Unaudited) for the three months ended
       March 31, 1999 and 1998                           6-7
     Notes to Consolidated Financial Statements
       (Unaudited)                                       8-15

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                   15-22

  Item 3.  Not applicable


Part II.  OTHER INFORMATION

  Item 1.  Not Applicable

  Item 2.  Changes in Securities and Use of Proceeds       22

  Item 3,4 and 5.   Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K                22


SIGNATURES                                                 23

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   nSTOR TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                                   Mar. 31,
                                                     1999      Dec. 31,
             ASSETS  (Note 3)                    (unaudited)     1998
             ----------------                     ---------   ---------
Current assets:
  Cash and cash equivalents:
    Unrestricted                                   $   221     $   147
    Restricted                                          23          21
  Accounts receivable  (Note 2)                      2,313       2,462
  Inventories (Note 2)                               3,714       3,028
  Prepaid expenses and other                           935         364
                                                   -------     -------
     Total current assets                            7,206       6,022

Restricted cash (Note 3)                               500         500
Property and equipment, net  (Note 2)                1,509       1,653
Goodwill and other intangible assets, net (Note 2)   5,831       5,953
                                                   -------     -------
                                                   $15,046     $14,128
                                                   =======     =======
              LIABILITIES
              -----------
Current liabilities:
  Borrowings  (Note 3)                             $   165     $   500
  Accounts payable and other                         3,049       3,435
                                                   -------     -------
     Total current liabilities                       3,214       3,935

Long-term debt  (Note 3)                             7,563       7,043
                                                   -------     -------
     Total liabilities                              10,777      10,978
                                                   -------     -------

Commitments and contingencies

         STOCKHOLDERS' EQUITY (Note 4 and 6)
         ----------------------------------

Preferred stock, $.01 par; shares authorized
  1,000,000; shares issued and outstanding at
  March 31, 1999 and December 31, 1998 -
  Series A, Convertible Preferred Stock, 1,667;
  Series C, Convertible Preferred Stock, 3,000;
  Series D, Convertible Preferred Stock, 2,700;        -           -
Common stock, $.05 par; shares authorized
  40,000,000; 22,139,258 and 20,515,425 shares
  issued and outstanding at March 31, 1999 and
  December 31, 1998, respectively                    1,106       1,025
Additional paid-in capital                          44,137      40,409
Deficit                                            (40,974)    (38,284)
                                                   -------     -------
     Total stockholders' equity                      4,269       3,150
                                                   -------     -------
                                                   $15,046     $14,128
                                                   =======     =======

See accompanying notes to consolidated financial statements.

                   nSTOR TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)


                                                Three Months
                                               Ended March 31,
                                             --------------------
                                               1999       1998
                                                 (unaudited)
                                             ---------  ---------

Sales                                         $ 1,411    $ 3,606
Cost of sales                                   1,323      2,958
                                              -------    -------
     Gross profit                                  88        648
                                              -------    -------
Operating expenses:
  Selling, general and administrative           1,435      2,193
  Research and development                        519        568
  Depreciation and amortization                   395        281
                                              -------    -------
     Total operating expenses                   2,349      3,042
                                              -------    -------
     Loss from operations                      (2,261)    (2,394)

Interest and other income                         100         16
Interest expense                                 (310)      (162)
                                              -------    -------
Net loss                                       (2,471)    (2,540)

Preferred stock dividends                        (132)       -
Embedded dividend attributable to
  beneficial conversion privilege of
  Convertible Preferred Stock                     (87)       -
                                              -------    -------
Net loss applicable to common stock          ($ 2,690)  ($ 2,540)
                                              =======    =======

Basic and diluted net loss per
  common share                               ($   .13)  ($   .14)
                                              =======    =======
Average number of common shares
  outstanding, basic and diluted            21,182,665 18,670,477
                                            ========== ==========



See accompanying notes to consolidated financial statements.

                   nSTOR TECHNOLOGIES, INC.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (dollars in thousands)



                                        Preferred     Addi-
                       Common Stock       Stock       tional
                    ----------------- -------------  Paid-In
                      Shares   Amount Shares Amount  Capital  Deficit   Total
                    ---------- ------ ------ ------  -------  -------  -------

Balances, December
 31, 1998           20,515,425 $1,025  7,367 $  -    $40,409 ($38,284) $ 3,150

Issuance of common
 stock in connec-
 tion with:
   Satisfaction of
     borrowings        645,000     32                  1,258             1,290

   Exercise of
     options and
     warrants          978,833     49                  1,505             1,554

Common stock
 warrants issued
 in connection
 with long-term
 debt                                                    560               560

Common stock options
 granted to non-
 employees                                               318               318

Preferred stock
 dividends                                                       (132)    (132)

Embedded dividend
 attributable to
 beneficial con-
 version privilege
 of Series A
 Convertible
 Preferred Stock                                          87      (87)      -

Net loss for the
 three months
 ended March
 31, 1999                                                      (2,471)  (2,471)
                    ---------- ------ ------ ------  -------  -------  -------
Balances, March 31,
 1999 (unaudited)   22,139,258 $1,106  7,367 $  -    $44,137 ($40,974) $ 4,269
                    ========== ====== ====== ======  =======  =======  =======




See accompanying notes to consolidated financial statements.

                     nSTOR TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)


                                                          Three Months
                                                        Ended  March 31,
                                                       -------------------
                                                         1999       1998
                                                     (unaudited) (unaudited)
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($  2,471) ($  2,540)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                         395        281
      Amortization of deferred financing costs               99         -
      Amortization of deferred compensation                  28         -
      Provision for losses on accounts receivable            30         -
      Provision for inventory obsolescence                   75         -
      Other                                                 128         -
      Changes in assets and liabilities:
        Decrease in accounts receivable                     119        405
        (Increase) decrease in inventories                 (761)       411
        Increase in prepaid expenses and other             (281)       (11)
        Decrease in accounts payable and other             (361)    (2,340)
                                                       --------   --------
Net cash used by operating activities                    (3,000)    (3,794)
                                                       --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (129)      (290)
                                                       --------   --------
Net cash used by investing activities                      (129)      (290)
                                                       --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on revolving credit facility              (994)      (195)
  Additions to other borrowings                           3,100      4,710
  Repayment on other borrowings                            (300)      (410)
  Proceeds from exercise of stock options
    and warrants                                          1,554         -
  Cash paid for preferred stock dividends                  (157)        -
                                                       --------   --------
Net cash provided by financing activities                 3,203      4,105
                                                       --------   --------

Net increase in unrestricted cash and cash
  equivalents during the period                              74         21

Unrestricted cash and cash equivalents at the
  beginning of the period                                   147         61
                                                       --------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                    $    221   $     82
                                                       ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                           $    206   $    154
                                                       ========   ========
                     nSTOR TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (concluded)



                                                          Three Months
                                                        Ended  March 31,
                                                       -------------------
                                                         1999       1998
                                                     (unaudited) (unaudited)
                                                       --------   --------
NON-CASH FINANCING ACTIVITIES:

  Issuance of common stock in satisfaction of
    borrowings  (Note 3)                                $1,290     $   -
                                                        ======     ======

  Embedded dividend attributable to beneficial
    conversion privilege of Series A
    Convertible Preferred Stock                         $   87     $   -
                                                        ======     ======

  Deferred financing costs arising from
    issuance of warrants under borrowings               $  560     $   -
                                                        ======     ======

  Granting of options:
    Outside director                                    $  266     $   -
    Legal settlement                                        52         -
                                                        ------     ------
                                                        $  318     $   -
                                                        ======     ======



















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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K/A.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

Certain items in the consolidated financial statements as of March
31, 1998 have been reclassified to conform with the current presentation. These reclassifications had no impact on operating results previously reported.

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

     Net Income (Loss) Per Common Share ("EPS")

The effect of including potentially dilutive securities, (convertible preferred stock, stock options and warrants) in the EPS calculation would have been anti-dilutive. Accordingly, basic and diluted EPS for all periods presented are equivalent.

As of March 31, 1999, outstanding potentially dilutive securities include 2,429,333 shares underlying stock options, 7,366,667 shares underlying convertible preferred stock, 1,898,334 shares underlying warrants and 160,000 shares underlying convertible debt.


(2)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness. See Note 3 to Consolidated Financial Statements.

                                         Mar.31,    Dec.31,
                                          1999       1998
                                         ------     ------
Accounts Receivable

   Trade receivables                     $2,826     $2,964
   Less allowance for doubtful accounts    (513)      (502)
                                         ------     ------
                                         $2,313     $2,462
                                         ======     ======

                                         Mar.31,    Dec.31,
                                          1999       1998
                                         ------     ------
Inventories

   Raw materials                         $3,184     $2,641
   Work-in-process                          320         95
   Finished goods                           210        292
                                         ------     ------
                                         $3,714     $3,028
                                         ======     ======


Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method.
Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value.

Property and Equipment

   Computer equipment                    $1,414     $1,313
   Computer software                        732        729
   Furniture, fixtures
     and office equipment                   288        288
   Leasehold improvements                   332        332
   Other                                    268        243
                                         ------     ------
                                          3,034      2,905
   Less accumulated depreciation         (1,525)    (1,252)
                                         ------     ------
                                         $1,509     $1,653
                                         ======     ======

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years.


Goodwill and Other Intangible Assets

   Goodwill                              $6,545      $6,545
   Intellectual assets                      347         347
                                         ------      ------
                                          6,892       6,892
   Less accumulated amortization         (1,061)       (939)
                                         ------      ------
                                         $5,831      $5,953
                                         ======      ======

Goodwill represents the excess cost of acquired businesses over the fair value of net assets acquired. Intellectual assets consist of trademarks and proprietary technology. Goodwill and intellectual assets are carried at cost and are being amortized on a straight-line basis over ten to fifteen years.


(3)  BORROWINGS

The Company's borrowings consisted of the following (in thousands):


                                         Mar.31,    Dec.31,
                                          1999       1998
                                         ------     ------
Subordinated Loans (net of $244 and
  $287 unamortized discount)             $4,756     $4,713
Promissory Notes (net of $504
  unamortized discount)                   1,296         -
Asset based revolving credit facility
  (the "Revolver")                          744      1,738
Convertible Notes (net of $14 and $22
  unamortized discount)                     602        592
Other                                       330        500
                                         ------     ------
                                          7,728      7,543
Less current maturities                    (165)      (500)
                                         ------     ------
                                         $7,563     $7,043
                                         ======     ======


     Subordinated Loans

At March 31, 1999, the Company's borrowings included $5 million under promissory notes (the "Subordinated Loans") which bear interest at 10% per annum, payable monthly, mature on September 5, 2000, as extended, are subordinated to the Revolver and are collateralized by substantially all assets of the Company. The Subordinated Loans include $1 million held by H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder of the Company, or companies controlled by him (collectively, "Mr. Levy"), $250,000 held by Bernard R. Green ("Mr. Green"), a director, $125,000 to a company controlled by Mark F. Levy, Vice President and a director of the Company and Mr. Levy's son, and $125,000 to a company controlled by other members of Mr. Levy's family.

In connection with the Subordinated Loans, warrants were issued to purchase an aggregate of 1,666,668 shares of the Company's common stock, including 333,333 held by Mr. Levy, 83,333 by Mr. Green, 41,666 by a company controlled by Mr. Mark Levy and 41,667 by a company controlled by other members of Mr. Levy's family, at an exercise price of $1.50 per share, exercisable on the date of grant and expiring on March 5, 2001. Effective September 22, 1998, the maturity date for the Subordinated Loans was extended for one year to September 5, 2000. As consideration for the extension, the Company replaced the previously issued warrants with new warrants under identical terms but with exercise prices as follows: (i) warrants to purchase 750,000 shares exercisable at $1.00 per share and (ii) warrants to purchase 916,668 shares exercisable at $1.25 per share. The original and replacement warrants were valued under the Black-Scholes option-pricing model as of their respective dates of issuance aggregating $424,000 and were recorded as a discount to the Subordinated Loans, of which $43,000 has been amortized as interest expense for the three months ended March 31, 1999. During December 1998 and January 1999, all of the warrants were exercised except for 333,334 held by an unrelated private investor.


     Promissory Notes

In January 1999, the Company borrowed $1.8 million from four unrelated private investors (the "Promissory Notes"). The Promissory Notes bear interest at 8% per annum, payable monthly, mature on September 5, 2000, and are subordinated to the Revolver.

In connection with the Promissory Notes, the Company issued warrants to purchase 600,000 shares of the Company's common stock, exercisable upon issuance at $3.00 per share and expiring January 25, 2002. The warrants were valued under the Black-Scholes option-pricing model as of the date of issuance at $560,000 and were recorded as a discount to the Promissory Notes, of which $56,000 has been amortized as interest expense for the three months ended March 31, 1999.


     Revolving Credit Facilities


In August 1998, the Company entered into an asset based revolving credit facility, the Revolver, which provides for borrowings based on the lesser of $5 million or 80% of the Company's eligible accounts receivable, as defined. The Revolver bears interest, payable monthly, based on prime plus 2% (9-3/4% at March 31, 1999), is guaranteed by the Company and matures on August 3, 2000. The Company pays a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the Revolver are collateralized by substantially all assets of the Company, including $.5 million reflected as Restricted Cash. The Revolver provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses for the period commencing July 1, 1998 and ending December 31, 1998, and restrictions on the incurrence of additional debt, capital expenditures and the payment of dividends, other than preferred stock dividends. At December 31, 1998, the Company was not in compliance with the financial covenant concerning the Company's operating loss for 1998; however, effective February 4, 1999, the lender agreed to forbear declaring a default.


     Convertible Notes

The Company has issued certain convertible notes with a face amount of $400,000, which have been discounted based on an effective interest rate of 12%, include accrued interest of $216,000 and $214,000 at March 31, 1999 and December 31, 1998, respectively, mature in 2000 and are convertible into 160,000 shares of common stock of the Company (based on one common share for each $2.50 of face amount).


     Other Borrowings

Included in current maturities at December 31, 1998 was $.3 million
due to Mr. Levy.   The loan bore interest at 10% per annum, payable
monthly, and was repaid by the Company in February 1999.

Pursuant to promissory notes dated March 1, 1999 and March 15, 1999, the Company borrowed $.8 million from Mr. Levy and $.5 million from an unrelated private investor, respectively. Both notes bore interest at 10% per annum, payable monthly, and were payable through September 1999. Effective as of March 30, 1999, the Company agreed to issue 645,000 of newly issued shares of the Company's common stock (including 395,000 shares to Mr. Levy) in satisfaction of both notes.

From April 1, 1999 through May 14, 1999, Mr. Levy advanced an additional net amount of $.7 million to the Company (consisting of $1.1 million advanced, less $.4 million repaid) under promissory notes, which allow the Company to borrow up to an aggregate of $1.5 million, bear interest at 10% per annum, payable monthly, and which are due 30 days from demand.


(4)  CONVERTIBLE PREFERRED STOCK

The Company has three classes of convertible preferred stock
(Series A, C and D) with an aggregate stated value of $6.7 million (including $3 million held by Mr. Levy). The preferred stock accrues dividends at 8% per annum, is payable quarterly, and is convertible into an aggregate of 7,366,667 shares of the Company's common stock, based on an average fixed conversion price of $.91 per share, commencing April 27, 1999 (as to 2,700,000 shares) and July 7, 1999 (as to 4,666,667 shares). The preferred stock has automatic conversion features in which each share not converted by October 2001 (as to 2,700,000 shares) and July 2000 (as to 4,666,667 shares) is automatically converted into common stock.


(5)  INCOME TAXES

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


(6)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions, including external RAID subsystems. During the three months ended March 31, 1999, no customer accounted for more than 10% of the Company's sales.


(7) PROPOSED ACQUISITION

In March 1999, the Company entered into an agreement to purchase
75% of the outstanding common stock of Andataco, Inc. ("Andataco") from its principal stockholder, David Sykes ("Mr. Sykes"). That agreement also contemplates that the Company would purchase from Mr. Sykes a note in the principal amount of $5,196,000, issued to him by Andataco. Following the purchase, Mr. Sykes would continue to serve as an executive officer of Andataco, pursuant to a proposed three-year employment agreement. The purchase is contingent on the Company raising the capital necessary to fund the acquisition. If the transaction is completed, it would be the Company's intention to acquire the remaining Andataco shares as soon as possible following an independent professional determination of the fair value of such shares.

The Company is currently negotiating with unrelated private investors to obtain $7 million in a private placement of 8% convertible preferred stock
(the "Private Placement").   Proceeds from the Private Placement would be
used to finance the proposed Andataco acquisition, if consummated, and to provide additional working capital for the Company. There can be no assurance, however, that the Company will be successful in obtaining the funds necessary to finance the proposed acquisition nor that the acquisition will be completed.

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

Subsequent written and oral forward looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed by our company with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

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

Our company's activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the RAID business from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In April 1998, we acquired Borg Adaptive Technologies, Inc. which brought to our company the next generation of RAID technology, AdaptiveRAID.

In March 1999, we entered into an agreement to purchase 75% of the outstanding common stock of Andataco (see "Liquidity and Capital Resources, Recent Developments - Proposed Acquisition"). Assuming the proposed acquisition is consummated as expected, our results of operations are anticipated to be significantly impacted, including, but not limited to, increases in future sales, cost of sales, operating expenses and interest expense. There can be no assurance, however, that the proposed acquisition will be consummated.

Three Months Ended March 31, 1999 vs. March 31, 1998

     Sales

Net sales for the three months ended March 31, 1999 were $1.4 million as compared to $3.6 million for the three months ended March 31, 1998, a decrease of $2.2 million or 61%. The decline in sales reflects delays in the market introduction of new generation products with enhanced hardware and software features and our decision to eliminate non-storage related businesses, including our memory division.

In March 1999, we entered into a new Original Equipment Manufacturer
("OEM") relationship to supply high-performance RAID storage enclosures to Silicon Graphics, Inc. (SGI), a major server manufacturer. We expect to begin shipping products under SGI's initial $5.8 million purchase order in May 1999. Accordingly, we expect sales to be positively impacted during the remainder of fiscal 1999. The initial term of the OEM arrangement is expected to be for three years. A discontinuation or significant reduction of this relationship could have a material adverse effect on our business.

In addition, assuming the proposed Andataco acquisition is consummated, we believe that we will obtain access to additional sales distribution channels through which we expect to increase sales of our new generation storage systems as well as anticipated newly developed products. There can be no assurance, however, that the proposed acquisition will be consummated.

Cost of Sales/Gross Margins

Gross margins decreased to 6% for the three months ended March 31, 1999 as compared to 18% for the quarter ended March 31, 1998. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

The decline in gross margin is primarily the result of a decrease in sales of products with overall higher margins, in addition to reduced economies of scale attributable to the level of fixed costs inherent in our operations coupled with significantly lower sales revenues.

Operating Expenses

     Selling, General and Administrative

Selling, general and administrative expenses were $1.4 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively, a decrease of $.8 million or 35%. The decrease is primarily the result of the following: (i) reduced levels of salaries and travel costs associated with our integrated systems division which was phased out and sold during the third quarter of 1998; (ii) reduced compensation costs resulting from our decision in 1998 to reduce our work force as a result of declining sales; and (iii) lower sales commissions due to decreased levels of sales during the 1999 quarter.

     Research and Development

Research and development expenses were $.5 million for the three months ended March 31, 1999 and $.6 million for the three months ended March 31, 1998. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.


Interest Expense

Interest expense for the three months ended March 31, 1999 increased $.1 million as a result of the increase in borrowings and the amortization of financing costs arising from certain indebtedness (see Note 3 to the Consolidated Financial Statements).

Preferred Stock Dividends

In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. The staff indicated that a preferred stock dividend attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, for the quarter ended March 31, 1999, we recorded $87,000 as an embedded dividend attributable to the beneficial conversion privilege on our Series A Convertible Preferred Stock.

In addition, for the three months ended March 31, 1999, all classes of our convertible preferred stock required dividends at 8% per annum which aggregated $132,000. There was no outstanding preferred stock during the first quarter of 1998.

                 Liquidity and Capital Resources


Consolidated Statements of Cash Flows

     Operating Activities

Net cash used by operating activities amounted to $3 million and $3.8 million for the three months ended March 31, 1999 and 1998, respectively. The most significant use of cash was our $2.5 million loss from operations (before changes in assets and liabilities) during both periods. During 1998, we also used cash of $2.3 million in the reduction of accounts payable and other liabilities.

     Investing Activities

Net cash used by investing activities was approximately $.1 million and $.3 million for the three months ended March 31, 1999 and 1998, respectively, both resulting from investments in property and equipment.

     Financing Activities

Net cash provided by financing activities for the three months ended March 31, 1999 was $3.2 million and primarily consisted of net borrowings of $2.8 million from private investors, including $.8 million from Mr. Levy, $1.6 million in proceeds from the exercise of stock options and warrants, less net repayments of $1 million under the Revolver. Cash provided by financing activities for the three months ended March 31, 1998 amounted to $4.1 million and included net borrowings of $4.3 million from private investors, including $1.3 million from Mr. Levy.

Asset Based Credit Facility

On August 3, 1998 we obtained the Revolver, an asset based revolving credit facility which provides for borrowings based on the lesser of $5 million or 80% of our eligible accounts receivable, as defined. The Revolver bears interest, payable monthly, based on prime plus 2% (9-3/4% at March 31, 1999), is guaranteed by our company and matures on August 3, 2000. We pay a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the Revolver are collateralized by substantially all of our assets, including $.5 million reflected as Restricted Cash. The loan agreement provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses and restrictions on the incurrence of additional debt and capital expenditures and the payment of dividends, other than preferred stock dividends. At December 31, 1998, we were not in compliance with the financial covenant concerning our operating loss for 1998; however, effective February 4, 1999 the lender agreed to forebear declaring a default.


Financing Activities With Private Investors

In late 1997, we determined that amounts available under our previous credit facility would not be sufficient to satisfy our cash requirements and, therefore, additional debt and/or equity financing would be necessary. Subsequently and through March 31, 1999, we obtained net cash proceeds of approximately $17.8 million (including $4.3 million during the three months ended March 31, 1999) from private investors, consisting of $6.5 million of 8% Convertible Preferred Stock, $8.1 million of net borrowings (including $1.3 million which we satisfied by issuing 645,000 shares of our common stock) and $3.2 million from the exercise of warrants and options to purchase 2,428,832 shares of our common stock. The 8% Convertible Preferred Stock is convertible into 7,366,667 shares of our common stock based on an average fixed conversion price of $.91 per share, commencing April 27, 1999.

Of these amounts, Mr. Levy advanced a net amount of $4.8 million (consisting of $8.5 million advanced, less $3.7 million repaid - see Notes 3 and 4 to Consolidated Financial Statements) and $.5 million in connection with his exercise of warrants to purchase 413,332 shares of our common stock.

From April 1, 1999 through May 14, 1999, Mr. Levy advanced an additional net amount of $.7 million (consisting of $1.1 million advanced, less $.4 million repaid). Mr. Levy has agreed to loan us an additional $.8 million under a promissory note which is due 30 days from demand.

In April 1999, we issued 500,000 shares of newly issued common stock to an unrelated private investor for $1 million.

We believe that amounts expected to be available under lending arrangements with financial institutions and from Mr. Levy will be sufficient to satisfy our working capital needs for the foreseeable future, as presently contemplated. There can be no assurance, however, that we may not require additional capital beyond our current forecasted needs nor that any such additional required funds would be available on terms acceptable to us, if at all, at such time or times as required by us.


Recent Developments - Proposed Acquisition

In March 1999, we entered into an agreement to purchase 75% of the outstanding common stock of Andataco from its principal stockholder, Mr. Sykes. That agreement also contemplates that we would purchase from Mr. Sykes a note in the principal amount of $5,196,000, issued to him by Andataco. Following the purchase, Mr. Sykes would continue to serve as an executive officer of Andataco, pursuant to a proposed three-year employment agreement. The purchase is contingent on our raising the capital necessary to fund the acquisition. If the transaction is completed, it would be our intention to acquire the remaining Andataco shares as soon as possible following an independent professional determination of the fair value of such shares.

We are currently negotiating with unrelated private investors to obtain approximately $7 million in a private placement of 8% convertible preferred stock (the "Private Placement"). Proceeds from the Private Placement would be used to finance the proposed Andataco acquisition, if consummated, and to provide additional working capital for our company. There can be no assurance, however, that we will be successful in obtaining the funds necessary to finance the proposed acquisition nor that the acquisition will be completed.


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

  Our State of Readiness

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

As to the second component of the Y2K readiness program, we intend to identify our significant customers, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000. We expect to reasonably ascertain their respective stages of Y2K readiness through the use of questionnaires, interviews and other available means. We will take appropriate action based on those responses, but there can be no assurance that the Information Systems provided by or utilized by other companies which affect our operations will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to us without disruption.

  Risks

If needed remediations and conversions to the Information Systems are not made on a timely basis by our materially-significant customers or vendors, we could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our operations, liquidity or financial condition. Factors which could cause material differences in results, many of which are outside our control, include, but are not limited to, the accuracy of representations by manufacturers of our Information Systems that their products are Y2K compliant, the ability of our customers and vendors to identify and resolve their own Y2K issues and our ability to respond to unforeseen Y2K complications.

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

Item 1.  Legal Proceedings

               Not applicable

Item 2.  Changes in Securities and Use of Proceeds

Effective January 26, 1999, in connection with certain borrowings, the Company issued warrants to purchase 600,000 shares of the Company's common stock. The warrants are exercisable at $3.00 per share upon the date of grant and expire January 25, 2002.

As of March 30, 1999, the Company agreed to satisfy $1.3 million of borrowings (including $.8 million from Mr. Levy) under promissory notes by issuing 645,000 shares (including 395,000 shares to Mr.
Levy) of the Company's common stock.

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