Form 10-Q
period 1999-06-30
NSTOR TECHNOLOGIES INC
filed 1999-08-16
CIK 75448

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


__X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of July 31, 1999:  22,637,258
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS





PART I.           FINANCIAL INFORMATION
                                                                    Page
                                                                   Number

  Item 1.         Financial Statements

         Consolidated Balance Sheets as of June 30,
           1999 (Unaudited) and December 31, 1998                       3
         Consolidated Statements of Operations
           (Unaudited) for the three and six months
           ended June 30, 1999 and 1998                                 4
         Consolidated Statements of Stockholders'
           Equity (Unaudited) for the six months
           ended June 30, 1999                                          5
         Consolidated Statement of Cash Flows
           (Unaudited) for the six months ended
           June 30, 1999 and 1998                                      6-7
         Notes to Consolidated Financial Statements
           (Unaudited)                                                 8-14



  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           14-21


  Item 3.  Not applicable


Part II.  OTHER INFORMATION                                           21-23




SIGNATURES                                                               23

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                           June 30,
                                                             1999       Dec. 31,
        ASSETS  (Notes 2 and 4)                          (unaudited)      1998
        ----------------------                            ---------     --------
Current assets:
  Cash and cash equivalents:
    Unrestricted .......................................     $   362     $   147
    Restricted .........................................          23          21
  Accounts receivable  (Note 3) ........................      11,032       2,462
  Inventories (Note 3) .................................       9,302       3,028
  Prepaid expenses and other ...........................       1,626         364
                                                             -------     -------
     Total current assets ..............................      22,345       6,022

Property and equipment, net  (Note 3) ..................       4,117       1,653
Goodwill and other intangible assets,
  net (Notes 2 and 3) ..................................      16,427       5,953
Restricted cash and other non-current
  assets  (Note 4) .....................................         658         500
                                                             -------     -------
                                                             $43,547     $14,128
              LIABILITIES                                    =======     =======
              -----------
Current liabilities:
  Current maturities of long-term debt (Note 4) ........     $   165     $   500
  Accounts payable and other ...........................      13,624       3,435
                                                             -------     -------
     Total current liabilities .........................      13,789       3,935
Long-term debt  (Note 4) ...............................      19,943       7,043
Minority interests .....................................          79        --
                                                             -------     -------
     Total liabilities .................................      33,811      10,978
                                                             -------     -------
Commitments and contingencies

         STOCKHOLDERS' EQUITY (Notes 2 and 5)
         ------------------------------------
Preferred  stock,  $.01 par;  shares  authorized
  1,000,000;  shares  issued and  outstanding at
  June 30, 1999 Series A, Series C, Series D,
  Series E and Series F Convertible Preferred Stock,
  1,667, 3,000, 2,700, 3,500 and 4,654 shares,
  respectively;  at December 31, 1998 - Series A,
  C and D Convertible  Preferred Stock, 1,667,
  3,000 and 2,700 shares, respectively                           -           -
Common stock, $.05 par; shares authorized 40,000,000;
  22,637,258 and 20,515,425 shares issued and outstanding
  at June 30, 1999 and December 31, 1998, respectively .      1,131       1,025
Additional paid-in capital .............................     53,937      40,409
Deficit ................................................    (45,332)    (38,284)
                                                           --------    --------
     Total stockholders' equity ........................      9,736       3,150
                                                           --------    --------
                                                           $ 43,547    $ 14,128
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                          Three Months          Six Months
                                         Ended June 30,        Ended June 30,
                                       ------------------  ------------------
                                         1999      1998       1999      1998
                                            (unaudited)          (unaudited)
                                       --------  --------  --------  --------

Sales ................................ $  9,398  $  5,738  $ 10,809  $  9,344
Cost of sales ........................    8,166     4,727     9,489     7,685
                                       --------  --------  --------  --------
     Gross profit ....................    1,232     1,011     1,320     1,659
                                       --------  --------  --------  --------
Operating expenses:
  Selling, general and
  administrative .....................    3,447     2,500     4,882     4,693
  Research and development ...........      699       581     1,218     1,149
  Depreciation and amortization ......      583       349       978       630
                                       --------  --------  --------  --------
     Total operating expenses ........    4,729     3,430     7,078     6,472
                                       --------  --------  --------  --------
     Loss from operations ............   (3,497)   (2,419)   (5,758)   (4,813)

Interest and other income ............        8        24       108        40
Interest expense .....................     (491)     (319)     (801)     (481)
Minority interests ...................       36      --          36      --
                                       --------  --------  --------  --------
Net loss .............................   (3,944)   (2,714)   (6,415)   (5,254)

Preferred stock dividends ............     (174)      (60)     (306)      (60)
Embedded dividends attributable to
  beneficial conversion privileges and
  warrants issued in connection with
  Convertible Preferred Stock ........     (240)     (722)     (327)     (722)
                                       --------  --------  --------  --------

Net loss applicable to common stock .. ($ 4,358) ($ 3,496) ($ 7,048) ($ 6,036)
                                       ========  ========  ========  ========

Basic and diluted net loss per
  common share ....................... ($   .19) ($   .19) ($   .32) ($   .32)
                                       ========  ========  ========  ========

Average number of common shares
  outstanding, basic and diluted  22,488,906  18,670,477  21,838,532  18,670,477
                                  ==========  ==========  ==========  ==========




          See accompanying notes to consolidated financial statements.


                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                  Preferred      Addi-
                                 Common Stock       Stock       tional
                              ----------------- -------------   Paid-In
                                Shares   Amount Shares Amount   Capital  Deficit  Total
                              ---------- ------ ------ -------  -------  ------- -------

Balances, December
 31, 1998                     20,515,425 $1,025  7,367 $  -    $40,409 ($38,284) $ 3,150

Issuance of Convertible
 Preferred Stock:
   Series E                                      3,500    -      3,500             3,500
   Series F                                      4,654    -      4,654             4,654

Issuance of common stock in
 connection with:
   Satisfaction of borrowings   645,000      32                  1,258             1,290
   Exercise of options and
     warrants                   976,833      49                  1,505             1,554
   Other                        500,000      25                    975             1,000

Common stock warrants issued
 in connection with:
   Long-term debt                                                  791               791
   Acquisition                                                     200               200

Common stock options granted
 to non-employees                                                  318               318

Preferred stock dividends                                                  (306)    (306)

Embedded dividend attribut-
 able to beneficial conver-
 sion privilege of Series A
 Convertible Preferred Stock                                       176     (176)      -

Embedded  dividend  attributable
 to common stock warrants issued
 in connection
 with Series E Convertible
 Preferred Stock                                                   151     (151)      -

Net loss for the six
 months ended June 30, 1999                                              (6,415)  (6,415)
                              ---------- ------ ------ ------  -------  -------  -------
Balances, June 30,
 1999 (unaudited)             22,637,258 $1,131 15,521 $  -    $53,937 ($45,332) $ 9,736
                              ========== ====== ====== ======  =======  =======  =======



          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   Six Months
                                                         Ended June 30,
                                                       -------------------
                                                         1999       1998
                                                     (unaudited) (unaudited)
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($  6,415) ($  5,254)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                         978        630
      Provision for losses on accounts receivable           853        225
      Provision for inventory obsolescence                  707         -
      Amortization of deferred financing costs              284         86
      Amortization of deferred compensation                 116         -
      Minority interests and other                           94         -
      Changes in assets and liabilities,
      net of effects from acquisitions:
          (Increase) decrease in accounts receivable     (2,713)       193
          (Increase) decrease in inventories               (765)       395
          Decrease (increase) in prepaid expenses
            and other                                       140        (77)
           Decrease in accounts payable and other          (534)    (2,736)
                                                       --------   --------
Net cash used by operating activities                    (7,255)    (6,538)
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (216)      (417)
  Cash paid for acquisitions                             (1,250)      (379)
                                                       --------   --------
Net cash used by investing activities                    (1,466)      (796)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments)on revolving
    credit facilities                                       363       (402)
  Additions to other borrowings                           5,407      6,315
  Repayment on other borrowings                          (1,100)    (1,865)
  Issuance of preferred stock, net                        2,000      3,245
  Proceeds from exercise of stock options
    and warrants                                          1,554         -
  Issuance of common stock                                1,000         -
  Cash paid for preferred stock dividends                  (288)        -
                                                       --------   --------
Net cash provided by financing activities                 8,936      7,293
                                                       --------   --------
Net increase (decrease) in unrestricted cash
  and cash equivalents during the period                    215        (41)

Unrestricted cash and cash equivalents at the
  beginning of the period                                   147         61
                                                       --------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                     $   362   $     20
                                                       ========   ========
                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (concluded)

                                                            Six Months
                                                         Ended  June 30,
                                                        -------------------
                                                          1999       1998
                                                      (unaudited) (unaudited)
                                                       ---------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                  $   454   $    329
                                                       ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  NON-CASH INVESTING ACTIVITIES:
    Acquisitions (Note 2):
      Fair value of assets acquired                    $ 27,986   $    527
      Liabilities assumed                               (16,782)        -
      Acquisition Notes issued                           (5,100)        -
      Series F Convertible Preferred Stock issued        (4,654)        -
      Warrants issued                                      (200)      (148)
                                                       --------   --------
          Cash paid                                    $  1,250   $    379
                                                       ========   ========

  NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock in satisfaction of
      borrowings  (Note 4)                             $  1,290   $     -
                                                       ========   ========

    Issuance of preferred stock in satisfaction
      of borrowings (Note 4)                           $  1,500   $     -
                                                       ========   ========




See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of nStor Technologies, Inc. and all majority owned subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain items in the consolidated  financial statements as of June 30, 1998 have
been   reclassified   to   conform   with  the   current   presentation.   These
reclassifications had no impact on operating results previously reported.

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

         Net Loss Per Common Share ("EPS")

The effect of including potentially dilutive securities in the EPS calculation would have been anti-dilutive. Accordingly, basic and diluted EPS for all periods presented are equivalent.

As of June 30, 1999, outstanding potentially dilutive securities include 2,591,000 shares underlying stock options, 10,084,667 shares underlying convertible preferred stock, 2,420,133 shares underlying warrants and 160,000 shares underlying convertible debt.


(2) ACQUISITION

On June 8, 1999, the Company acquired approximately 76% of the outstanding common stock of Andataco, Inc. ("Andataco") from affiliates of W. David Sykes ("Mr. Sykes"), Andataco's president (the "Andataco Acquisition"). In addition, the Company acquired a promissory note in the amount of $5.2 million payable by Andataco to Mr. Sykes. The aggregate purchase price was $10.5 million, consisting of: (i) $.5 million in cash, (ii) $5.1 million in promissory notes ("Acquisition Notes" - Note 4), (iii) $4.7 million of Series F Convertible Preferred Stock (Note 5) which is convertible into 1,551,333 shares of the Company's common stock and (iv) warrants to purchase 155,133 shares of the Company's common stock, exercisable upon issuance for three years at $3.30 per share, valued at $.2 million on the date of closing using the Black-Scholes option pricing model. In addition, the Company incurred transaction costs of $.7 million. Andataco is a publicly held company headquartered in San Diego, California which designs, manufactures and distributes information storage solutions for Windows NT and UNIX environments.

The Andataco Acquisition was accounted for using the purchase method of accounting with assets acquired and liabilities assumed recorded at their fair values as of June 1, 1999, the effective acquisition date, and the results of Andataco's operations included in the Company's consolidated financial statements from that date. Allocation of the purchase price of the Andataco Acquisition has been made on a preliminary basis subject to adjustment should new or additional facts about the business become known. The excess of the purchase price over the fair value of net assets acquired (goodwill) approximated $10.8 million and is being amortized over seven years.

On July 16, 1999, the Company acquired 1,612,904 shares of newly issued Andataco common stock from Andataco for $.5 million in cash, increasing the Company's ownership to approximately 77% (Note 4(b)). On August 5, 1999, the Board of
Directors of Andataco approved the Company's proposed acquisition of the remaining approximately 23% of Andataco's outstanding common shares for an aggregate purchase price of approximately $1.8 million, to be paid with the Company's common stock based on the average closing price for the ten days immediately prior to the closing of the proposed acquisition. The proposed acquisition is subject to various conditions, including approval by the stockholders of both companies. The Company expects the closing to occur in the fourth quarter of 1999. There can be no assurance, however, that the proposed acquisition will be consummated.

(3)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness (Note 4).

                                                          June 30,      Dec.31,
                                                           1999           1998
                                                        (unaudited)
                                                          --------      -------
Accounts Receivable
   Trade receivables ................................     $ 12,545      $ 2,964
   Less allowance for doubtful accounts .............       (1,513)        (502)
                                                          --------      -------
                                                          $ 11,032      $ 2,462
                                                          ========      =======
Inventories
   Raw materials ....................................     $  7,774      $ 2,641
   Work-in-process ..................................          446           95
   Finished goods ...................................        1,082          292
                                                          --------      -------
                                                          $  9,302      $ 3,028
                                                          ========      =======


Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete and slow moving inventory to estimated net realizable value.
                                                        June 30,        Dec.31,
                                                           1999           1998
                                                      (unaudited)
                                                         -------        -------
Property and Equipment
   Equipment .....................................       $ 3,556        $ 1,313
   Computer software .............................           749            729
   Furniture and fixtures ........................           505            288
   Leasehold improvements ........................           871            332
   Other .........................................           292            243
                                                         -------        -------
                                                           5,973          2,905
   Less accumulated depreciation .................        (1,856)        (1,252)
                                                         -------        -------
                                                         $ 4,117        $ 1,653
                                                         =======        =======

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years.

Goodwill and Other Intangible Assets
Goodwill ........................................       $ 17,392        $ 6,545
Intellectual assets .............................            347            347
                                                        --------        -------
                                                          17,739          6,892
Less accumulated amortization ...................         (1,312)          (939)
                                                        --------        -------
                                                        $ 16,427        $ 5,953
                                                        ========        =======

Goodwill represents the excess cost of acquired businesses over the fair value of net assets acquired. Intellectual assets consist of trademarks and proprietary technology. Goodwill and intellectual assets are carried at cost and are being amortized on a straight-line basis over seven to fifteen years. Amortization of intangible assets was $251,000 and $373,000 for the three and six months ended June 30, 1999, respectively, and $119,000 and $225,000 for the three and six months ended June 30, 1998, respectively.

(4)  LONG-TERM DEBT


(a) The Company's borrowings consisted of the following (in thousands):

                                                          June 30,      Dec.31,
                                                             1999          1998
                                                       (unaudited)
                                                          --------      -------
Asset based revolving credit facilities:
  Andataco Revolver  (Note 4(b)) ....................     $  6,131      $  --
  nStor Revolver  (Note 4(c)) .......................        1,932        1,738

Acquisition Notes, interest at 9.5%
  per annum, due July 2004  (Note 2) ................        5,100         --

Subordinated Notes (net of $795 and
  $287 unamortized discount) (Note 4(d)) ............        6,005        4,713

Notes convertible into 160,000 shares
  of common stock (net of $218 and $214
  unamortized discount), due in 2000 ................          610          592

Other (Note 4(e)) ...................................          330          500
                                                          --------      -------
                                                            20,108        7,543
Less current maturities .............................         (165)        (500)
                                                          --------      -------
                                                          $ 19,943      $ 7,043
                                                          ========      =======

(b)  Andataco Revolver

The Andataco Revolver provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Andataco Revolver currently bears interest at prime plus 1/2 percent (8.25% at June 30, 1999), is guaranteed by Mr. Sykes and matures in December 2002. Andataco pays a facility fee of .25% based on the average unused portion of the maximum borrowings. Advances under the Andataco Revolver are collateralized by substantially all assets of Andataco. The Andataco Revolver provides for certain financial covenants, including Andataco maintaining a certain minimum working capital and tangible net worth. During the second quarter ended June 30, 1999, Andataco was not in compliance with the financial covenant regarding tangible net worth; however, effective July 13, 1999, the lender agreed to waive the default, subject to, among other things, receipt from nStor of a $.5 million capital contribution. On July 16, 1999, nStor contributed $.5 million in cash as a capital contribution to Andataco.

(c)  nStor Revolver

The nStor Revolver provides for borrowings based on the lesser of $5 million or 80% of eligible accounts receivable, as defined, bears interest, based on prime plus 2% (9-3/4% at June 30, 1999), and matures on August 3, 2000. The Company pays a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the nStor Revolver are collateralized by substantially all assets of the Company (excluding Andataco), including $.5 million reflected as Restricted Cash. The nStor Revolver provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses for the six month period ending December 31, 1998, and restrictions on the incurrence of additional debt, capital expenditures and the payment of dividends, other than preferred stock dividends. At December 31, 1998, the Company was not in compliance with the financial covenant concerning the Company's operating loss for 1998; however, effective February 4, 1999, the lender agreed to forbear from declaring a default.

(d)  Subordinated Notes

At June 30, 1999, the Subordinated Notes amounted to $6.8 million (including $1.8 million borrowed from unrelated investors in January 1999). The
Subordinated Notes bear interest at 8%-10% per annum, mature on September 5, 2000 and are subordinated to the nStor Revolver. Of this amount, $5 million is collateralized by substantially all assets of the Company (excluding Andataco). The Subordinated Notes include $1 million held by H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder of the Company, or companies controlled by him (collectively, "Mr. Levy"), $250,000 held by Bernard R. Green a director, $125,000 held by a company controlled by Mark F. Levy, Vice President and a director of the Company and Mr. Levy's son, and $125,000 held by a company controlled by other members of Mr. Levy's family.

In connection with the Subordinated Notes, the Company issued warrants to purchase 2,266,668 shares of the Company's common stock (including 600,000 in 1999). The warrants were valued under the Black-Scholes option-pricing model as of their respective dates of issuance at an aggregate of $1.2 million (including $.8 million in 1999) and were recorded as a discount to the Subordinated Notes, of which $185,000 and $284,000 was amortized as interest expense for the three and six months ended June 30, 1999, respectively, and $122,000 was amortized as interest for the three and six months ended June 30, 1998.

(e)  Other

Included in current maturities at December 31, 1998 was $.3 million due to Mr. Levy. The loan bore interest at 10% per annum and was repaid by the Company in February 1999.

In March 1999, the Company borrowed $.8 million from Mr. Levy and $.5 million from an unrelated private investor, respectively. Both loans bore interest at 10% per annum and were payable in September 1999. Effective as of March 30, 1999, the Company issued 645,000 of the Company's common stock (including 395,000 shares to Mr. Levy) in satisfaction of both notes.

From April 1, 1999 through June 10, 1999, Mr. Levy advanced an additional net amount of $1.5 million to the Company (consisting of $2.3 million advanced, less $.8 million repaid), with interest at 10% per annum. Effective June 8, 1999, the Company issued Series E Convertible Preferred Stock with a stated value of $1.5 million in satisfaction of those borrowings (Note 5).

In July and August 1999, Mr. Levy loaned an additional net amount of $.6 million (consisting of $.7 million advanced, less $.1 million repaid) under a promissory note which allows the Company to borrow up to $750,000, with interest at 10% per annum, due 30 days from demand.


(5)  CONVERTIBLE PREFERRED STOCK

The Company has five classes of convertible preferred stock (Series A, C, D, E and F) with an aggregate stated value of $14.9 million (including $4.5 million held by Mr. Levy). Series A, C and D preferred stock, with an aggregate stated value of $6.7 million, accrues dividends at 8% per annum, payable quarterly, is convertible at any time into an aggregate of 7,366,667 shares of the Company's common stock, and has automatic conversion features in which each share not converted by October 2001 (as to 2,700,000 shares) and July 2000 (as to 4,666,667 shares) is automatically converted into common stock. Series E and F preferred stock, with an aggregate stated value of $8.2 million, accrues dividends at 8% through June 7, 2000, 9% commencing June 8, 2000 and 10% commencing June 8, 2001, and is convertible at any time into an aggregate of 2,718,000 shares of the Company's common stock.

In connection with the issuance of the Series E and F preferred stock in June 1999, the Company issued warrants to purchase 271,799 shares of the Company's common stock (including 50,000 to Mr. Levy), exercisable upon issuance at $3.30 per share and expiring on June 8, 2002. The warrants issued in connection with the Series E preferred stock (116,666 shares) were valued under the Black-Scholes option-pricing model as of June 8, 1999 at $151,000 and were recorded as an additional embedded dividend. The warrants issued to Mr. Sykes in connection with the Series F preferred stock (155,133 shares) were also valued under the Black-Scholes option-pricing model at $200,000 and were included in the acquisition costs of Andataco (Note 2).

(6)  INCOME TAXES

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

At October 31, 1998, Andataco reported unused net operating loss carryforwards for regular federal income tax purposes of approximately $13.9 million which expire through 2018. Due to a change of control, nStor's ability to utilize these carryforwards is limited.

(7)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions, including external RAID subsystems. During the six months ended June 30, 1999, one customer, Silicon Graphics, Inc., accounted for 22% of the Company's sales.


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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance of our new product lines, price competition, conditions in the technology industry and the economy in general, our customers and vendors ability to achieve year 2000 functionality, our ability to effectively integrate Andataco's operations with ours, as well as legal proceedings. The economic risk associated with materials cost fluctuations and inventory obsolescence is significant to our company. The ability to manage our inventories through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

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

Overview

nStor Technologies, Inc. through our wholly-owned operating subsidiary, nStor Corporation, Inc. (collectively "nStor") and our 77% owned Andataco subsidiary, is engaged as a manufacturer and supplier of high-performance information storage solutions, including external RAID (Redundant Array of Independent Disks) subsystems, Network Attached Storage, data storage enclosures, storage management software solutions and AdaptiveRAID technology. We design, manufacture and sell high performance fault tolerant data storage solutions that serve both the UNIX and NT platforms.

nStor's activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the RAID business from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In April 1998, we acquired Borg Adaptive Technologies, Inc. which brought to our company the next generation of RAID technology, AdaptiveRAID. In June 1999, we acquired approximately 76% of the outstanding common stock of Andataco (Note 2). In July 1999 we acquired an additional 1,612,904 shares of Andataco's common stock bringing our current ownership to approximately 77% (Note 2). As a result of the Andataco Acquisition, we believe that period to period comparisons for the three and six months ended June 30, 1999 may not be meaningful.

Three Months Ended June 30, 1999 vs. June 30, 1998

Sales

Net sales for the three months ended June 30, 1999 were $9.4 million as compared to $5.7 million for the three months ended June 30, 1998, an increase of $3.7 million or 64%. A decline in nStor sales of $2.3 million was more than offset by Andataco sales of $6 million for the month of June 1999. The decline in nStor sales reflects delays in the market introduction of certain new generation products and our elimination of non-storage related businesses including our memory and integrated system divisions.

Our overall sales are expected to increase significantly during the remainder of fiscal 1999 primarily resulting from the Andataco Acquisition and a new Original Equipment Manufacturer ("OEM") agreement (see below). Through our affiliation with Andataco, we expect to obtain access to additional sales distribution channels through which we anticipate increasing sales of our new generation storage systems as well as newly developed products. However, there is no assurance that we will be successful in marketing our products through Andataco sales channels.

During the second quarter, we entered into an OEM agreement to supply high-performance RAID storage enclosures to Silicon Graphics, Inc. (SGI), a major server manufacturer. We began shipping products under SGI's initial purchase order in May 1999. During June 1999, nStor's sales (exclusive of Andataco) increased to $2.5 million, representing 71% of nStor's sales for the quarter, primarily as a result of the SGI relationship. The initial term of the OEM agreement is for three years. A discontinuation or significant reduction under this agreement could have a material adverse effect on nStor's business.


Cost of Sales/Gross Margins

Gross margins decreased to 13% for the three months ended June 30, 1999 as compared to 18% for the quarter ended June 30, 1998. Contributing to the overall decrease was a $.6 million provision for slow moving inventory (compared to $.3 million during the 1998 quarter) as well as the level of fixed costs inherent in our operations coupled with lower nStor sales revenues. Excluding the inventory adjustment, overall gross margins were 19% and 23% during the quarter ended June 30, 1999 and 1998, respectively. Gross margins attributable to Andataco net sales were 24% for June 1999. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

We anticipate improved gross margins for the remainder of fiscal 1999 primarily as a result of the Andataco Acquisition and as nStor utilizes Andataco's sales channels to market our products.

Operating Expenses

     Selling, General and Administrative

Selling, general and administrative expenses were $3.4 million and $2.5 million for the three months ended June 30, 1999 and 1998, respectively, an increase of $.9 million or 38%. This increase is primarily the result of the Andataco Acquisition, which added $1.2 million in expenses for the month of June 1999, and a $.8 million provision for uncollectible accounts receivable (compared to $.2 million in 1998), partially offset by a $1.1 million reduction in nStor operating expenses. This reduction is primarily the result of the following: (i) reduced levels of salaries and travel costs associated with our integrated systems division which was phased out and sold in October 1998; (ii) reduced compensation costs resulting from a reduction in our work force as a result of declining sales prior to June 1999; and (iii) lower sales commissions due to decreased levels of sales. We expect selling, general and administrative costs to increase during the remainder of fiscal 1999 principally due to the Andataco Acquisition. However, this projected increase should be partially offset by certain cost savings expected to result from the integration of nStor and Andataco operations.

     Research and Development

Research and development expenses were $.7 million and $.6 million for the three months ended June 30, 1999 and 1998, respectively. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Interest Expense

Interest expense for the three months ended June 30, 1999 increased to $.5 million from $.3 million in 1998 as a result of the increase in borrowings and the amortization of financing costs arising from certain indebtedness ( Note 4). Interest expense is expected to increase during the remainder of fiscal 1999 primarily as a result of the Andataco Acquisition (Notes 2 and 4).

Preferred Stock Dividends

For the quarter ended June 30, 1999, we recorded $89,000 as an embedded dividend attributable to the beneficial conversion privilege on our Series A Convertible Preferred Stock. In addition, in connection with our Series E Convertible
Preferred Stock issued in June 1999, we recorded $151,000 as an embedded dividend attributable to the valuation of warrants to purchase 116,666 shares of our common stock (Note 5). The aggregate embedded dividends amounted to $240,000 for the three months ended June 30, 1999 as compared to $722,000 during the second quarter of 1998, which related to a series of preferred stock that was redeemed in October 1998.

For the three months ended June 30, 1999, all classes of our convertible preferred stock required cash dividends at 8% per annum which aggregated $174,000. For the three months ended June 30, 1998, we had one class of preferred stock which earned $60,000 in dividends. We expect cash dividends to increase during the remainder of fiscal 1999 principally due to $8.2 million of preferred stock issued in June 1999 (Note 5).


Six Months Ended June 30, 1999 vs. June 30, 1998

Sales

Net sales for the six months ended June 30, 1999 were $10.8 million representing an increase of $1.5 million or 16% over the six months ended June 30, 1998. A decline in nStor sales of $4.5 million was more than offset by Andataco's sales of $6 million for the month of June 1999. The decrease in nStor sales reflects delays in market introduction of certain new generation products and our elimination of non-storage related businesses including our memory and integrated systems division (approximately $2.1 million in 1998). See the quarterly discussion regarding SGI and Andataco for sales expectations for the remainder of fiscal 1999.

Cost of Sales/Gross Margins

Gross margins for the six months ended June 30, 1999 were $1.3 million or 12% as compared to $1.7 million or 18% for the six months ended June 30, 1998. Contributing to the overall decrease was a $.7 million provision for slow moving inventory (compared to $.3 million in 1998) as well as the level of fixed costs inherent in our operations coupled with lower nStor sales revenues. Excluding the inventory adjustment, overall gross margins for the six months ended June 30, 1999 were 19% as compared to 21% in 1998. Andataco's gross margins for the month of June 1999 were 24%. Our gross margins are dependent, in part, on product mix which fluctuates from time to time. See the quarterly discussion regarding our expectations for gross margins for the remainder of fiscal l999.

Operating Expenses

     Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 1999, were $4.9 million as compared to $4.7 million for the six months ended June 30, 1998. This $.2 million or 4% increase is primarily the result of the Andataco Acquisition which added $1.2 million in expenses for the month of June 1999, and a $.8 million provision for uncollectible accounts receivable (compared to $.2 million in 1998), partially offset by a $1.8 million reduction in nStor's operating expenses. The reduction in nStor expenses is attributable to lower sales commissions, reduced compensation and related costs resulting from an overall work force reduction, both of which were the result of declining sales, and the elimination of expenses associated with the integrated system division which was sold in October 1998.

     Research and Development

Research and development expenses were $1.2 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively. Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Interest Expense

Interest expense for the six months ended June 30, 1999 increased to $.8 million from $.5 million in 1998 as a result of the increase in borrowings and the amortization of financing costs arising from certain indebtedness (Note 4).

Preferred Stock Dividends

For the six months ended June 30, 1999, we recorded $176,000 as an embedded dividend attributable to the beneficial conversion privilege on our Series A Convertible Preferred Stock. In addition, in connection with our Series E
Convertible Preferred Stock issued in June 1999, we recorded $151,000 as an embedded dividend attributable to the valuation of warrants to purchase 116,666 shares of our common stock (Note 5). The aggregate embedded dividends amounted to $327,000 for the six months ended June 30, 1999 as compared to $722,000 during the six months ended June 30, 1998, which related to a series of preferred stock that was redeemed in October 1998.

For the six months ended June 30, 1999, all classes of our convertible preferred stock required cash dividends at 8% per annum which aggregated $306,000. For the six months ended June 30, 1998, we had one class of preferred stock which earned $60,000 in dividends.

                         Liquidity and Capital Resources


Consolidated Statements of Cash Flows

     Operating Activities

Net cash used by operating activities amounted to $7.3 million and $6.5 million for the six months ended June 30, 1999 and 1998, respectively. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $3.4 million and $4.3 million, respectively. Another significant use of cash during 1999 was an increase in accounts receivables in the amount of $2.7 million principally due to the significant increase in nStor's June 1999 sales. During 1998, we used cash of $2.7 million in the reduction of accounts payable and other liabilities.

     Investing Activities

Net cash used by investing activities was approximately $1.5 million and $.8 million for the six months ended June 30, 1999 and 1998, respectively, with $1.2 million and $.4 million, respectively, used for acquisitions (see Note 2 to Consolidated Financial Statements for a description of the 1999 Andataco Acquisition).

         Financing Activities

Net cash provided by financing activities for the six months ended June 30, 1999 was $8.9 million and primarily consisted of net borrowings of $4.3 million from private investors, including $1.5 million from Mr. Levy which was satisfied by the issuance of convertible preferred stock, $1.5 million in proceeds from the exercise of stock options and warrants, $1 million from the issuance of common stock, and $2 million from the issuance of convertible preferred stock. Cash provided by financing activities for the six months ended June 30, 1998 amounted to $7.3 million and included net borrowings of $4.4 million from private investors, including $2.4 million from Mr. Levy, and $3.2 million in net proceeds from the issuance of convertible preferred stock, including $1 million from Mr. Levy.

nStor Revolver

The nStor Revolver, our asset based revolving credit facility, provides for borrowings based on the lesser of $5 million or 80% of our eligible accounts receivable, as defined (Note 4). The nStor Revolver provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses for the six month period ended December 31, 1998, and restrictions on the incurrence of additional debt and capital expenditures and the payment of dividends, other than preferred stock dividends. At December 31, 1998, we were not in compliance with the financial covenant concerning our operating loss for 1998; however, effective February 4, 1999 the lender agreed to forebear from declaring a default.


Indebtedness Resulting from the Andataco Acquisition

In connection with the Andataco Acquisition, we issued $5.1 million in promissory notes due in July 2004. In addition, Andataco has an asset based revolving credit facility (Note 4) which provides for borrowings based on the lesser of $10 million or (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Andataco Revolver provides for certain financial covenants, including Andataco maintaining a certain minimum working capital and tangible net worth. During the quarter ended June 30, 1999, Andataco was not in compliance with the financial covenant regarding tangible net worth; however, effective July 13, 1999, the lender agreed to waive the default, subject to, among other things, receipt from nStor of a $.5 million capital contribution. On July 16, 1999, nStor contributed $.5 million in cash as a capital contribution to Andataco.


Financing Activities With Private Investors

Since late 1997, and through June 30, 1999, we have obtained net cash proceeds of approximately $22.3 million (including $8.8 million during the six months ended June 30, 1999) from private investors, consisting of $8.5 million of convertible preferred stock, $9.6 million of net borrowings (including $1.3 million which we satisfied by issuing 645,000 shares of our common stock and $1.5 million which we satisfied by issuing convertible preferred stock), $3.2 million from the exercise of warrants and options to purchase 2,428,832 shares of our common stock and $1 million from the issuance of 500,000 shares of newly issued common stock. Of these amounts, Mr. Levy has advanced or invested a net amount of $6.8 million.

From July 1, 1999 through August 13, 1999, Mr. Levy advanced an additional net amount of $.6 million under a promissory note which allows us to borrow up to $750,000, due 30 days from demand.

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

Recent Developments - Proposed Acquisition

On August 5, 1999, the Board of Directors of Andataco approved our proposed acquisition of the remaining approximately 23% of Andataco's outstanding common shares for an aggregate purchase price of approximately $1.8 million, to be paid with the Company's common stock based on the average closing price for the ten days immediately prior to the closing of the proposed acquisition. The proposed acquisition is subject to various conditions, including approval by the stockholders of both companies. We expect the closing to occur in the fourth quarter of 1999. There can be no assurance, however, that the proposed acquisition will be consummated.


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

       Our State of Readiness

We have implemented a Y2K readiness program with the objective of having all of our significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of our readiness program was to identify our internal Information Systems that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete and no significant issues requiring remediation or replacement have been identified. The review of our financial systems has been completed and no issues have been identified.

As to the second component of the Y2K readiness program, we have identified our significant customers, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000. Through the use of questionnaires, interviews and other available means we have ascertained that we have no significant exposure to Y2K issues at this time. However, there can be no assurance that the representations made to us by third parties are accurate or complete and there is a possibility that normal business operations could be disrupted.

The third component of our Y2K readiness program was the evaluation of our existing products', and planned future products' Y2K functionality. All of the date dependent software which we have developed has been validated as being Y2K compliant using commercially acceptable methods, including: expanding year fields to four digits: windowing; and date encoding techniques. Our other products have been verified as Y2K compliant based on the absence of date dependencies in hardware, software and firmware code.

       Y2K Costs

Our total cost of these Y2K compliance activities is not expected to exceed $50,000. The costs and time necessary to complete the Y2K modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.


Part II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

In June 1998, a Complaint was filed in the Supreme Court of the State of New York by AIBC Investment Services Corp. ("AIBC") claiming that the Company and a former officer and director, R. Daniel Smith, breached an agreement with AIBC in which AIBC was allegedly engaged as placement agent in connection with raising funds for the Company. Effective June 3, 1999, the action was dismissed without prejudice.

Item 2.  Changes in Securities and Use of Proceeds


On June 8, 1999, in a private placement, the Company issued an aggregate of 3,500 shares of Series E Convertible Preferred Stock and warrants to purchase an aggregate of 116,666 shares of common stock, to Bernard A. Marden, Hilcoast Development Corp. and Herbert Gimelstob for an aggregate purchase price of $3.5 million (including $1.5 million in satisfaction of debt (Part I, Item 1, Note 4)). Such shares of Series E Convertible Preferred Stock are convertible into 1,166,667 shares of the Company's common stock.

Also, on June 8, 1999, the Company issued 4,654 shares of Series F Convertible Preferred Stock, and warrants to purchase 155,133 shares of common stock, to W. David Sykes as part of the Andataco Acquisition (Part I, Item 1, Note 2), as the purchase price for a promissory note payable by Andataco to Mr. Sykes in the original principal amount of $5,196,000. Such shares of Series F Convertible Preferred Stock are convertible into an aggregate of 1,551,333 shares of the Company's common stock.

Both the Series E and F Convertible Preferred Stock accrue dividends at 8% through June 7, 2000, 9% commencing June 8, 2000 and 10% commencing June 8, 2001.

Each of the warrants described above is exercisable commencing June 8, 1999 at $3.30 per share.

The securities issued in the transactions described above were intended to be exempt from registration pursuant to Section 4(2) of the Securities Act as an offering to a limited number of persons.


Item 3.  Defaults Upon Senior Securities

                  Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable


Item 5.  Other Information

                  Not applicable


Item 6.  Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

      (27)  Financial Data Schedule


   (b) Reports on Form 8-K:

The Company filed Form 8-K and Form 8-K/A during the quarter ended June 30, 1999 as follows:

(i) A report on Form 8-K dated June 8, 1999 and filed June 23, 1999, reporting under item 2 - Acquisition or Disposition of Assets, in which the Company announced its acquisition of 76% of the common stock of Andataco, Inc.

(ii) A report on Form 8-K/A dated June 8, 1999 and filed July 2, 1999, reporting under item - 2 Acquisition or Disposition of Assets, in which the aforementioned 8-K was amended.









                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 nSTOR TECHNOLOGIES, INC.
                                       (Registrant)



                                   /s/ Jack Jaiven
August 13, 1999               _______________________________
                                Jack Jaiven
                                Principal Financial and
                                Accounting Officer