Form 10-Q
period 1999-09-30
NSTOR TECHNOLOGIES INC
filed 1999-11-15
CIK 75448

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]


Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of October 31, 1999: 22,720,061
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                    Page
                                                                   Number
                                                                   ------
  Item 1.    Financial Statements

        Consolidated Balance Sheets as of September 30,
          1999 (Unaudited) and December 31, 1998                       3

        Consolidated Statements of Operations
          (Unaudited) for the three and nine months
          ended September 30, 1999 and 1998                            4

        Consolidated Statements of Stockholders'
          Equity (Unaudited) for the nine months
          ended September 30, 1999                                     5

        Consolidated Statement of Cash Flows
          (Unaudited) for the nine months ended
          September 30, 1999 and 1998                                 6-7

        Notes to Consolidated Financial Statements
          (Unaudited)                                                 8-13



  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations           14-20


  Item 3.    Not applicable


Part II.     OTHER INFORMATION                                       21-22



SIGNATURES                                                            22

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                 Sept. 30,
                                                                    1999        Dec. 31,
                                                                (unaudited)       1998
                                                                -----------     --------

         ASSETS (Notes 2 and 4)

Current assets:
  Cash and cash equivalents:
    Unrestricted                                                 $    235       $    147
    Restricted (Note 4)                                               523             21
  Accounts receivable  (Note 3)                                     8,958          2,462
  Inventories (Note 3)                                              7,946          3,028
  Prepaid expenses and other                                        1,468            364
                                                                 --------       --------
     Total current assets                                          19,130          6,022

Property and equipment, net  (Note 3)                               3,620          1,653
Goodwill and other intangible assets,
  net (Notes 2 and 3)                                              15,875          5,953
Restricted cash and other non-current
  assets  (Note 4)                                                    259            500
                                                                 --------       --------
                                                                 $ 38,884       $ 14,128
                                                                 ========       ========
         LIABILITIES

Current liabilities:
  Current maturities of long-term debt (Note 4)                  $  1,717       $    500
  Accounts payable and other                                       13,316          3,435
                                                                 --------       --------
     Total current liabilities                                     15,033          3,935
Long-term debt  (Note 4)                                           16,533          7,043
Minority interests                                                    (30)          --
                                                                 --------       --------
     Total liabilities                                             31,536         10,978
                                                                 --------       --------
Commitments and contingencies

         STOCKHOLDERS' EQUITY (Notes 2 and 5)

Preferred stock, $.01 par; shares authorized 1,000,000;
  shares issued and outstanding at September 30, 1999 -
  Series A, Series C, Series D, Series E and Series F
  Convertible Preferred Stock, 1,667, 3,000, 2,700,
  3,500 and 4,654 shares, respectively; at December 31,
  1998 - Series A, C and D Convertible Preferred Stock,
  1,667, 3,000 and 2,700 shares, respectively                        --             --
Common stock, $.05 par; shares authorized 75,000,000;
  22,715,061 and 20,515,425 shares issued and outstanding
  at September 30, 1999 and December 31, 1998, respectively         1,135          1,025
Additional paid-in capital                                         53,897         40,409
Deficit                                                           (47,684)       (38,284)
                                                                 --------       --------
     Total stockholders' equity                                     7,348          3,150
                                                                 --------       --------
                                                                 $ 38,884       $ 14,128
                                                                 ========       ========


See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                                  Three Months                      Nine Months
                                                 Ended Sept. 30,                   Ended Sept. 30,
                                          -----------------------------     -----------------------------
                                              1999             1998             1999             1998
                                                   (unaudited)                      (unaudited)
                                          ------------     ------------     ------------     ------------
Sales                                     $     17,546     $      5,826     $     28,355     $     15,170
Cost of sales                                   12,531            5,015           22,020           12,700
                                          ------------     ------------     ------------     ------------
     Gross profit                                5,015              811            6,335            2,470
                                          ------------     ------------     ------------     ------------
Operating expenses:
  Selling, general and administrative            4,639            1,945            9,521            6,638
  Research and development                         835              748            2,053            1,897
  Depreciation and amortization                  1,124              361            2,102              991
                                          ------------     ------------     ------------     ------------
     Total operating expenses                    6,598            3,054           13,676            9,526
                                          ------------     ------------     ------------     ------------
     Loss from operations                       (1,583)          (2,243)          (7,341)          (7,056)

Interest and other income                           77               16              185               56
Interest expense                                  (650)            (242)          (1,451)            (723)
Minority interests                                 109               --              145               --
                                          ------------     ------------     ------------     ------------
Net loss                                        (2,047)          (2,469)          (8,462)          (7,723)

Preferred stock dividends                         (300)             (68)            (606)            (128)
Embedded dividends attributable to
  beneficial conversion privileges and
  warrants issued in connection with
  Convertible Preferred Stock                       (6)            (323)            (332)          (1,045)
                                          ------------     ------------     ------------     ------------

Net loss applicable to common stock            ($2,353)         ($2,860)         ($9,400)         ($8,896)
                                          ============     ============     ============     ============

Basic and diluted net loss per
  common share                                   ($.10)           ($.15)           ($.43)           ($.47)
                                          ============     ============     ============     ============

Average number of common shares
  outstanding, basic and diluted            22,692,189       18,852,103       21,895,876       18,732,882
                                          ============     ============     ============     ============


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)



                                                                Preferred
                                       Common Stock               Stock           Additional
                                 -----------------------   -----------------       Paid-In
                                   Shares       Amount     Shares    Amount        Capital        Deficit        Total
                                 ----------   ----------   ------   --------      ----------    ----------    ----------
Balances, December
 31, 1998                        20,515,425   $    1,025    7,367   $     --      $   40,409      ($38,284)   $    3,150

Issuance of Convertible
 Preferred Stock:
   Series E                                                 3,500         --           3,484                       3,484
   Series F                                                 4,654         --           4,633                       4,633

Issuance of common stock
 in connection with:
   Satisfaction of borrowings       645,000           32                               1,258                       1,290
   Exercise of options and
     warrants                       987,969           50                               1,526                       1,576
   Other                            566,667           28                               1,118                       1,146

Common stock warrants issued
 in connection with:
   Long-term debt                                                                        791                         791
   Acquisition                                                                           200                         200

Common stock options granted
 to non-employees                                                                        146                         146

Preferred stock dividends                                                                             (606)         (606)

Embedded dividend attribut-
 able to beneficial conver-
 sion privilege of Series A
 Convertible Preferred Stock                                                             181          (181)         --

Embedded dividend attributable
 to common stock warrants
 issued in connection with
 Series E Convertible
 Preferred Stock                                                                         151          (151)         --

Net loss for the nine
 months ended Sept. 30, 1999                                                                        (8,462)       (8,462)
                                 ----------   ----------    -----   --------      ----------    ----------    ----------
Balances, Sept. 30,
 1999 (unaudited)                22,715,061   $    1,135   15,521   $     --      $   53,897      ($47,684)   $    7,348
                                 ==========   ==========   ======   ======--      ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                              Nine  Months
                                                             Ended Sept. 30,
                                                       --------------------------
                                                           1999           1998
                                                       (unaudited)    (unaudited)
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                ($8,462)       ($7,723)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                         2,102            991
      Provision for losses on accounts receivable             883            561
      Provision for inventory obsolescence                    782            995
      Amortization of deferred financing costs                474             94
      Amortization of deferred compensation                   157             --
      Minority interests and other                            (15)            --
      Changes in assets and liabilities, net of
        effects from acquisitions:
           Increase in accounts receivable                   (669)          (754)
           Decrease in inventories                            516             85
           Increase in prepaid expenses and other             (16)           (46)
             Decrease in accounts payable and other          (942)        (2,315)
                                                         --------       --------
Net cash used by operating activities                      (5,190)        (8,112)
                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (337)          (434)
  Cash paid for acquisitions                               (1,058)          (379)
                                                         --------       --------
Net cash used by investing activities                      (1,395)          (813)
                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) on revolving
    credit facilities                                      (2,267)          (841)
  Additions to other borrowings                             6,880         24,155
  Repayment of other borrowings                            (1,990)       (17,996)
  Issuance of preferred stock, net                          1,962          3,237
  Proceeds from exercise of stock options
    and warrants                                            1,576             --
  Issuance of common stock                                  1,000             --
  Cash paid for preferred stock dividends                    (488)            (5)
  Increase in restricted cash and cash equivalents             --            503
                                                         --------       --------
Net cash provided by financing activities                   6,673          9,053
                                                         --------       --------
Net increase in unrestricted cash
  and cash equivalents during the period                       88            128

Unrestricted cash and cash equivalents at the
  beginning of the period                                     147             61
                                                         --------       --------
Unrestricted cash and cash equivalents at the
  end of the period                                      $    235       $    189
                                                         ========       ========

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)(concluded)



                                                             Nine Months
                                                           Ended  Sept. 30,
                                                     --------------------------
                                                         1999           1998
                                                     (unaudited)    (unaudited)
                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during period for interest                  $    944       $    528
                                                       ========       ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  Non-Cash Investing Activities:
    Acquisitions (Note 2):
      Fair value of assets acquired                    $ 27,940       $    527
      Liabilities assumed                               (16,782)            --
      Acquisition Notes issued                           (5,100)            --
      Series F Convertible Preferred Stock issued        (4,654)            --
      Common stock issued                                  (146)            --
      Warrants issued                                      (200)          (148)
                                                       --------       --------
          Cash paid                                    $  1,058       $    379
                                                       ========       ========

  NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock in satisfaction of
      borrowings  (Note 4)                             $  1,290       $     --
                                                       ========       ========
      Issuance of preferred stock in satisfaction
      of borrowings (Note 4)                           $  1,500       $  2,500
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

Certain items in the 1998 consolidated financial statements have been reclassified to conform with the current presentation. These reclassifications had no impact on operating results previously reported.

        Business

The Company is engaged as a manufacturer and supplier of high availability, high-performance information storage and Storage Area Networking (SAN) solutions, including external RAID (Redundant Array of Independent Disks) solutions, desktop storage systems, advanced storage management software and AdaptiveRAID(R) technology. nStor products are marketed through a worldwide network of OEMs and distributors.

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

As of September 30, 1999, outstanding potentially dilutive securities include 2,365,000 shares underlying stock options, 10,084,666 shares underlying convertible preferred stock, 2,411,997 shares underlying warrants and 160,000 shares underlying convertible debt.


(2) ACQUISITION

Effective June 1, 1999, the Company acquired approximately 76% of the outstanding common stock of Andataco, Inc. ("Andataco") from affiliates of W. David Sykes ("Mr. Sykes"), Andataco's president at that time. In addition, the Company acquired a promissory note in the amount of $5.2 million payable by Andataco to Mr. Sykes. The aggregate purchase price was $10.5 million, consisting of: (i) $.5 million in cash, (ii) $5.1 million in promissory notes ("Acquisition Notes" - Note 4), (iii) $4.7 million of Series F Convertible Preferred Stock (Note 5) which is convertible into 1,551,333 shares of the Company's common stock and (iv) warrants to purchase 155,133 shares of the Company's common stock, exercisable upon issuance for three years at $3.30 per share, valued at $.2 million on the date of closing using the Black-Scholes option pricing model. In addition, the Company incurred transaction costs of $.7 million. Andataco was a publicly held company headquartered in San Diego, California which designed, manufactured and distributed information storage solutions for Windows NT and UNIX environments.

On July 16, 1999, the Company acquired newly issued shares of Andataco common stock from Andataco for $.5 million in cash, increasing the Company's ownership to 77.2% (Note 4(b)).

Pursuant to an Agreement and Plan of Merger dated August 27, 1999, on November 2, 1999, the Company acquired the remaining 22.8% of Andataco from Andataco's minority shareholders for an aggregate purchase price of $1.8 million, consisting of 924,000 shares of the Company's common stock. In addition, the Company incurred transaction costs of approximately $.3 million. Pursuant to the Merger Agreement, a wholly-owned subsidiary of the Company was merged into Andataco with Andataco becoming a wholly-owned subsidiary of the Company (the "Merger").

The Andataco acquisition has been accounted for using the purchase method of accounting with assets acquired and liabilities assumed recorded at their fair values as of the respective dates of acquisition and the results of Andataco's operations included in the Company's consolidated financial statements from those dates. Allocation of the purchase price of the Andataco acquisition has been made on a preliminary basis subject to adjustment should new or additional facts about the business become known. The excess of the aggregate purchase price over the fair value of net assets acquired (goodwill) approximated $13 million (consisting of $10.8 million as of September 30, 1999 and $2.2 million arising from the Merger) and is being amortized over seven years.

(3)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness (Note 4).

                                             Sept.30,       Dec.31,
                                               1999          1998
                                           (unaudited)
                                           -----------      --------
Accounts Receivable
   Trade receivables                         $ 10,511       $  2,964
   Less allowance for doubtful accounts        (1,553)          (502)
                                             --------       --------
                                             $  8,958       $  2,462
                                             ========       ========
Inventories
   Raw materials                             $  7,321       $  2,641
   Work-in-process                                369             95
   Finished goods                                 256            292
                                             --------       --------
                                             $  7,946       $  3,028
                                             ========       ========


Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete and slow moving inventory to estimated net realizable value.

                                             Sept.30,       Dec.31,
                                               1999          1998
                                           (unaudited)
                                           -----------      --------
Property and Equipment
   Equipment                                 $  3,670       $  1,313
   Computer software                              749            729
   Furniture and fixtures                         505            288
   Leasehold improvements                         875            332
   Other                                          296            243
                                             --------       --------
                                                6,095          2,905
   Less accumulated depreciation               (2,475)        (1,252)
                                             --------       --------
                                             $  3,620       $  1,653
                                             ========       ========


Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years.

Goodwill and Other Intangible Assets
   Goodwill                                  $ 17,346       $  6,545
   Intellectual assets                            347            347
                                             --------       --------
                                               17,693          6,892
   Less accumulated amortization               (1,818)          (939)
                                             --------       --------
                                             $ 15,875       $  5,953
                                             ========       ========

Goodwill represents the excess cost of acquired businesses over the fair value of net assets acquired. Intellectual assets consist of trademarks and proprietary technology. Goodwill and intellectual assets are carried at cost and are being amortized on a straight-line basis over seven to fifteen years. Amortization of intangible assets was $506,000 and $879,000 for the three and nine months ended September 30, 1999, respectively, and $122,000 and $347,000 for the three and nine months ended September 30, 1998, respectively.


(4)  LONG-TERM DEBT

(a) The Company's borrowings consisted of the following (in thousands):

                                              Sept.30,       Dec.31,
                                                1999          1998
                                            (unaudited)
                                            -----------      --------
Asset based revolving credit facilities:
  Andataco Revolver  (Note 4(b))              $  4,481       $     --
  nStor Revolver  (Note 4(c))                      952          1,738

Acquisition Notes, interest at 9.5%
  per annum, due July 2004  (Note 2)             5,100             --

Subordinated Notes (net of $633 and
  $287 unamortized discount) (Note 4(d))         6,167          4,713

Notes convertible into 160,000 shares
  of common stock (net of $220 and $214
  unamortized discount), due in 2000               620            592

Other (Note 4(e))                                  930            500
                                              --------       --------
                                                18,250          7,543
Less current maturities                         (1,717)          (500)
                                              --------       --------
                                              $ 16,533       $  7,043
                                              ========       ========

(b)  Andataco Revolver

The Andataco Revolver provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Andataco Revolver currently bears interest at prime plus 1/2 percent (8.75% at September 30, 1999) and matures in December 2002. Andataco pays a facility fee of .25% based on the average unused portion of the maximum borrowings. Advances under the Andataco Revolver are collateralized by substantially all assets of Andataco. The Andataco Revolver provides for certain financial covenants, including Andataco maintaining a certain minimum working capital and tangible net worth. During the second quarter ended June 30, 1999, Andataco was not in compliance with the financial covenant regarding tangible net worth; however, effective July 13, 1999, the lender agreed to waive the default, subject to, among other things, receipt from nStor of a $.5 million capital contribution. On July 16, 1999, nStor contributed $.5 million in cash as a capital contribution to Andataco (Note 2).

(c)  nStor Revolver

The nStor Revolver provides for borrowings based on the lesser of $5 million or 80% of eligible accounts receivable, as defined, bears interest, based on prime plus 2% (10.25% at September 30, 1999), and matures on August 3, 2000. The Company pays a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the nStor Revolver are collateralized by substantially all assets of the Company (excluding those of Andataco), including $.5 million reflected as Restricted Cash. The nStor Revolver provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses for the six month period ending December 31, 1998, and restrictions on the incurrence of additional debt, capital expenditures and the payment of dividends, other than preferred stock dividends. At December 31, 1998, the Company was not in compliance with the financial covenant concerning the Company's operating loss for 1998; however, effective February 4, 1999, the lender agreed to forbear from declaring a default. The Company has agreed to repay the outstanding balance under the nStor Revolver by December 1999.

(d)  Subordinated Notes

At September 30, 1999, the Subordinated Notes amounted to $6.8 million (including $1.8 million borrowed from unrelated investors in January 1999). The Subordinated Notes bear interest at 8%-10% per annum and mature on September 5, 2001, as extended. Of this amount, $5 million is collateralized by substantially all assets of the Company (excluding those of Andataco). The Subordinated Notes include $1 million held by H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder of the Company, or companies controlled by him (collectively, "Mr. Levy"), $250,000 held by Bernard R. Green, a director, $125,000 held by a company controlled by Mark F. Levy, a director and Mr. Levy's son, and $125,000 held by a company controlled by other members of Mr. Levy's family.

In connection with the Subordinated Notes, the Company issued warrants to purchase 2,266,668 shares of the Company's common stock (including 600,000 in 1999). The warrants were valued under the Black-Scholes option-pricing model as of their respective dates of issuance at an aggregate of $1.2 million (including $.8 million in 1999) and were recorded as a discount to the Subordinated Notes, of which $162,000 and $446,000 was amortized as interest expense for the three and nine months ended September 30, 1999, respectively, and $41,000 and $94,000 was amortized as interest expense for the three and nine months ended September 30, 1998, respectively.

(e)  Other

Included in other long-term debt at December 31, 1998 was $.3 million due to Mr. Levy. The loan bore interest at 10% per annum and was repaid by the Company in February 1999.

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

From July 15, 1999 through November 12,1999, Mr. Levy loaned an additional net amount of $.9 million (consisting of $1 million advanced, less $.1 million repaid) under a promissory note which currently allows the Company to borrow up to $1 million on a revolving basis with interest at 10% per annum, due 30 days from demand. At September 30, 1999, the amount outstanding under this note was $.6 million.


(5)  CONVERTIBLE PREFERRED STOCK

The Company has five classes of convertible preferred stock (Series A, C, D, E and F) with an aggregate stated value of $14.9 million (including $4.5 million held by Mr. Levy). Series A, C and D preferred stock, with an aggregate stated value of $6.7 million, accrues dividends at 8% per annum, payable quarterly, is convertible at any time into an aggregate of 7,366,666 shares of the Company's common stock, and has automatic conversion features in which each share not converted by October 2001 (as to 2,700,000 shares) and July 2000 (as to 4,666,666 shares) is automatically converted into common stock. Series E and F preferred stock, with an aggregate stated value of $8.2 million, accrues dividends at 8% through June 7, 2000, 9% commencing June 8, 2000 and 10% commencing June 8, 2001, and is convertible at any time into an aggregate of 2,718,000 shares of the Company's common stock.

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

(7)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions, including external RAID subsystems. During the nine months ended September 30, 1999, one customer, Silicon Graphics, Inc., accounted for 21% of the Company's sales.

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


OVERVIEW

nStor Technologies, Inc. and our subsidiaries (collectively "nStor") are engaged as manufacturers and suppliers of high-availability high-performance information storage and Storage Area Networking (SAN) solutions, including external RAID (Redundant Array of Independent Disks) solutions, desktop storage systems, Network Attached Storage, data storage enclosures, advanced storage management software solutions and AdaptiveRAID technology. We design, manufacture and sell high performance fault tolerant data storage solutions that serve both the UNIX and NT platforms.

nStor's activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the RAID business in Lake Mary, Florida, from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In April 1998, we acquired Borg Adaptive Technologies, Inc. which brought to our company the next generation of RAID technology, AdaptiveRAID. In June and July 1999, we acquired approximately 77% of the outstanding common stock of Andataco and in November 1999, we acquired the remaining 23% of Andataco (collectively, the "Andataco Acquisition") (Note
2). Andataco is based in San Diego, California. As a result of the Andataco Acquisition, we believe that period to period comparisons for the three and nine months ended September 30, 1999 may not be meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

SALES

Net sales for the three months ended September 30, 1999 were $17.5 million as compared to $5.8 million for the three months ended September 30, 1998, an increase of $11.7 million or 202%. The increase was attributable to the Andataco Acquisition, partially offset by delays in the market introduction of certain new generation products and our elimination of non-storage related businesses, including our memory and integrated system divisions.

During the second quarter, we entered into an Original Equipment Manufacturer
(OEM) agreement to supply high-performance RAID storage enclosures to Silicon Graphics, Inc. (SGI). We began shipping products under SGI's initial purchase order in May 1999. In the third quarter SGI announced that it had reached a preliminary understanding with another computer systems company to form a joint venture to assume the further development and distribution of its line of Windows NT(R) platform-based workstations. As a direct result of this SGI decision, actual shipments to SGI in the third quarter were below forecast and are expected to be significantly below recent forecasts for the future. The reduction in SGI shipments have been offset by the addition of Andataco sales and expected replacement OEM agreements. There can be no assurance, however, that such OEM agreements will be executed on terms acceptable to us.


COST OF SALES/GROSS MARGINS

Gross margins increased to 29% for the three months ended September 30, 1999 as compared to 14% for the quarter ended September 30, 1998. Contributing to the improved gross margins were the Andataco product sales and the utilization of Andataco's sales channels to market our products. Our gross margins are dependent, in part, on dynamic market pricing and on product mix which fluctuate from time to time.


OPERATING EXPENSES

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $4.6 million and $1.9 million for the three months ended September 30, 1999 and 1998, respectively, an increase of $2.7 million or 142%. This increase is primarily the result of the Andataco Acquisition, which added $3.5 million in expenses for the third quarter, which was partially offset by a $.8 million reduction in nStor operating expenses. This reduction is primarily the result of the reduced levels of salaries and travel costs associated with our integrated systems division which was phased out and sold in October 1998.

     RESEARCH AND DEVELOPMENT

Research and development expenses were $.8 million and $.7 million for the three months ended September 30, 1999 and 1998, respectively. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $1.1 million and $.4 million for the three months ended September 30, 1999 and 1998, respectively. The increase was primarily due to the Andataco Acquisition (Note 2) which added $.4 of depreciation from property and equipment and $.4 of amortization of goodwill for the three months ended September 30, 1999.


INTEREST EXPENSE

Interest expense for the three months ended September 30, 1999 increased to $.7 million from $.2 million in 1998 primarily as a result of indebtedness arising from the Andataco Acquisition (Notes 2 and 4), an increase in other borrowings and the amortization of financing costs arising from certain indebtedness (Note
4).

PREFERRED STOCK DIVIDENDS

For the quarter ended September 30, 1999, we recorded $6,000 as an embedded dividend attributable to the beneficial conversion privilege on our Series A Convertible Preferred Stock, as compared to $323,000 during the third quarter of 1998, which related to a series of preferred stock that was redeemed in October 1998.

For the three months ended September 30, 1999, all classes of our convertible preferred stock ($14.9 million aggregate face amount) required cash dividends at 8% per annum which aggregated $300,000 (Note 5). For the three months ended September 30, 1998, we had one class of preferred stock which earned $68,000 in dividends.


NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. SEPTEMBER 30, 1998

SALES

Net sales for the nine months ended September 30, 1999 were $28.4 million representing an increase of $13.2 million or 87% over the nine months ended September 30, 1998. The increase was attributable to the Andataco Acquisition, partially offset by delays in market introduction of certain new generation products and our elimination of non-storage related businesses including our memory and integrated systems division (approximately $2.1 million in 1998). See the quarterly discussion regarding SGI and Andataco for future sales expectations.


COST OF SALES/GROSS MARGINS

Gross margins for the nine months ended September 30, 1999 were 22% as compared to 16% for the nine months ended September 30, 1998. Included in cost of goods sold for the nine months ended September 1999 was a $.8 million provision for slow moving inventory (compared to $1.0 million in 1998). Excluding the inventory adjustment, overall gross margins for the nine months ended September 30, 1999 were 25% as compared to 23% in 1998. Our gross margins are dependent, in part, on dynamic market pricing and on product mix which fluctuate from time to time.

OPERATING EXPENSES

     SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $9.5 million as compared to $6.6 million for the nine months ended September 30, 1998. This $2.9 million or 44% increase is primarily the result of the Andataco Acquisition which added $4.7 million in expenses for the nine months ended September 1999, and a $.9 million provision for uncollectible accounts receivable (compared to $.6 million in 1998), partially offset by a $2.7 million reduction in operating expenses at our Lake Mary location. The reduction in expenses at that location is primarily attributable to the elimination of expenses associated with the integrated system division which was sold in October 1998.

     RESEARCH AND DEVELOPMENT

Research and development expenses were $2.1 million and $1.9 million for the nine months ended September 30, 1999 and 1998, respectively. Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $2.1 million and $1.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily due to the Andataco Acquisition (Note 2) which added $.5 million of depreciation from property and equipment and $.5 of amortization of goodwill for the nine months ended September 30, 1999.


INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1999 increased to $1.5 million from $.7 million in 1998 as a result of indebtedness arising from the Andataco Acquisition (Notes 2 and 4), an increase in other borrowings and the amortization of financing costs arising from certain indebtedness (Note 4).


PREFERRED STOCK DIVIDENDS

For the nine months ended September 30, 1999, we recorded $181,000 as an embedded dividend attributable to the beneficial conversion privilege on our Series A Convertible Preferred Stock. In addition, in connection with our Series E Convertible Preferred Stock issued in June 1999, we recorded $151,000 as an embedded dividend attributable to the valuation of warrants to purchase 116,666 shares of our common stock (Note 5). The aggregate embedded dividends amounted to $332,000 for the nine months ended September 30, 1999 as compared to $1 million during the nine months ended September 30, 1998, which related to a series of preferred stock that was redeemed in October 1998.

For the nine months ended September 30, 1999, all classes of our convertible preferred stock ($14.9 million aggregate face amount, including $8.2 million issued in June 1999) required cash dividends at 8% per annum which aggregated $606,000. For the nine months ended September 30, 1998, we had one class of preferred stock which earned $128,000 in dividends.

                         LIQUIDITY AND CAPITAL RESOURCES


CONSOLIDATED STATEMENTS OF CASH FLOWS

     OPERATING ACTIVITIES

Net cash used by operating activities amounted to $5 million and $8.1 million for the nine months ended September 30, 1999 and 1998, respectively. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $4.1 million and $5.1 million for the nine months ended September 30,1999 and 1998, respectively. Other significant uses of cash during 1999 included a reduction of accounts payable and other liabilities of $.9 million and an increase in accounts receivables in the amount of $.7 million. During 1998, we used cash of $2.3 million in the reduction of accounts payable and other liabilities and $.8 million in the increase of accounts receivable.

     INVESTING ACTIVITIES

Net cash used by investing activities was approximately $1.5 million and $.8 million for the nine months ended September 30, 1999 and 1998, respectively, with $1.2 million and $.4 million, respectively, used for acquisitions (see Note 2 to Consolidated Financial Statements for a description of the 1999 Andataco Acquisition).

     FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended September 30, 1999 was $6.7 million and primarily consisted of net borrowings of $4.9 million from private investors, including $2.6 million from Mr. Levy, of which $1.5 million was satisfied by the issuance of convertible preferred stock and $.8 million was satisfied by issuance of common stock; $1.6 million in proceeds from the exercise of stock options and warrants, $1 million from the issuance of common stock, and $2 million from the issuance of convertible preferred stock, partially offset by net repayments on revolving credit facilities. Cash provided by financing activities for the nine months ended September 30, 1998 amounted to $9.1 million and included net borrowings of $6.2 million from private investors, including $2.4 million from Mr. Levy and $3.2 million in net proceeds from the issuance of convertible preferred stock, including $1 million from Mr. Levy.


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


NSTOR REVOLVER

The nStor Revolver, another asset based revolving credit facility, provides for borrowings based on the lesser of $5 million or 80% of our eligible accounts receivable, as defined (Note 4). The nStor Revolver provides for certain financial covenants including current ratio and net worth requirements, limitations on operating losses for the six month period ended December 31, 1998, and restrictions on the incurrence of additional debt and capital expenditures and the payment of dividends, other than preferred stock dividends. At December 31, 1998, we were not in compliance with the financial covenant concerning our operating loss for 1998; however, effective February 4, 1999 the lender agreed to forebear from declaring a default. The Company has agreed to repay the outstanding balance under the nStor Revolver by December 1999.


FINANCING ACTIVITIES WITH PRIVATE INVESTORS

Since late 1997, and through September 30, 1999, we have obtained net cash proceeds of approximately $23 million (including $9.4 million during the nine months ended September 30, 1999) from private investors, consisting of $8.5 million of convertible preferred stock, $10.2 million of net borrowings (including $1.3 million which we satisfied by issuing 645,000 shares of our common stock and $1.5 million which we satisfied by issuing convertible preferred stock), $3.3 million from the exercise of warrants and options to purchase 2,439,968 shares of our common stock and $1 million from the issuance of 500,000 shares of newly issued common stock. Of these amounts, Mr. Levy has advanced or invested a net amount of $6.8 million.

From July 1999 through November 12, 1999, Mr. Levy advanced an additional net amount of $.9 million under a promissory note which currently allows the Company to borrow up to $1 million, due 30 days from demand.

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

        Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 1999, the Company held an Annual Meeting of Stockholders. At the meeting, the shareholders approved all matters considered with the following vote distribution:

Item                               Affirmative    Negative      Withheld
Election of Board of Directors
   Bernard R. Green                 25,861,061                   137,494
   H. Irwin Levy                    25,861,227                   137,328
   Mark F. Levy                     25,766,067                   232,486
   Lawrence F. Steffann             24,309,878                 1,688,677
   Michael L. Wise                  25,867,261                   131,294

Issuance of Common Stock in
  connection with acquisition of
  Andataco, Inc.                    19,343,393      37,067        52,843

Increase number of authorized
  shares to 75,000,000 from
  40,000,000                        19,630,284     263,350        25,442

Eliminate cumulative voting for
  directors                         19,584,133     234,642       100,601

Amend 1996 Stock Option Plan
  to increase number of shares
  reserved for issuance to
  7,000,000 from 2,500,000          18,630,961     740,066        62,276

Reappoint BDO Seidman LLP as
  independent auditors for
  fiscal 1999                       25,963,014       7,108        28,433

ITEM 5.  Other Information

      Not applicable


ITEM 6.  Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

      10.1 Modification of Demand Note dated July 15, 1999 between Registrant and H. Irwin Levy

      10.2 Form of Amended and restated Promissory Note dated January 29, 1999, between Registrant and (i) Herbert Gimelstob ($600,000), (ii) Maurice Halperin ($600,000), (iii) Patricia Auld ($300,000) and
             (iv) James P. Marden ($300,000)

      10.3 Form of Amended and restated Promissory Note dated September 22, 1998, between Registrant and Bernard Marden, Herbert Gimelstob, Fairway Partnership and H. Irwin Levy


       27    Financial Data Schedule


   (b) Reports on Form 8-K:

(i) The Company was not required to file Form 8-K during the quarter for which this report is filed.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        nSTOR TECHNOLOGIES, INC.
                                              (Registrant)



                                        /s/ Jack Jaiven
November 15, 1999                       ------------------------------------
                                        Jack Jaiven
                                        Principal Financial and
                                        Accounting Officer