Form 10-K
period 1999-12-31
NSTOR TECHNOLOGIES INC
filed 2000-04-14
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
        SECURITIES AND EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999

                                              OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                          Commission File Number: 08354

                            nStor Technologies, Inc.
                            ------------------------
             (exact name of registrant as specified in its charter)

       Delaware                               95-2094565
       --------                               ----------
(State of Incorporation)                 (I.R.S. Employer ID No.)

                 10140 Mesa Rim Rd., San Diego, California 92121
                ------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 858-453-9191 Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
          Title of each class           on which registered

                None                           None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.05 per share
                     ---------------------------------------
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK
HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share ("Common Stock"), was the only class of voting common equity of the Registrant outstanding on December 31, 1999. Based on the last sales price of the Common Stock on the American Stock Exchange ("AMEX") on March 15, 2000 ($5.75), the aggregate market value of the approximately 20,605,000 shares of the voting Common Stock held by non-affiliates was approximately $118.5 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

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

             Yes ____                     No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              31,387,228 shares of Common Stock, par value $.05 per
                  share, were outstanding as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Definitive Proxy Statement of nStor Technologies, Inc.
                   for the 2000 Annual Meeting of Stockholders
                           (incorporated in Part III)

                                     PART I

Item 1.   Business

GENERAL

nStor Technologies, Inc., through its operating subsidiaries, nStor Corporation, Inc. and Andataco, Inc. (Andataco) is a manufacturer and supplier of high-availability (ability to remain on line and accessible), high-performance (ability to record and access data with the greatest amount of speed and accuracy) Internet storage and customized Storage Area Network (SAN) solutions, including external RAID (Redundant Array of Independent Disks) solutions, tape backup products and advanced storage management software solutions. We were incorporated as a Delaware corporation in 1959.

Our product line supports a variety of operating systems, including Microsoft Windows NT, Novell NetWare, IBM OS/2, Mac, SCO UNIX, UnixWare, SGI IRIX, Sun Solaris, and Linux. Our product line utilizes technology architectures including; Fibre Channel, Ultra2 LVD (Low Voltage Differential), SCSI (Small Computer Systems Interface), Ultra SCSI, and Ultra160 SCSI. Our RAID solutions provide data storage solutions, particularly for applications requiring substantial storage performance and capacity, such as document imaging, video and multimedia, or transaction-intensive environments, such as banking and order entry systems.

We market our products through a direct sales force in the United States and through a global network of reseller and Original Equipment Manufacturer (OEM) partners worldwide. With company-owned operations in the United States and Asia, and strategic partners in Europe, Latin America, Canada and Australia, we are well positioned to meet the demanding storage requirements of our global customers.

On June 8, 1999, we purchased approximately 76% of the total issued and outstanding common stock of Andataco from affiliates of W. David Sykes, the then President of Andataco (Mr. Sykes), for $5.1 million, in the form of 9.5% subordinated promissory notes, due in 2004. As part of the acquisition of Andataco, we also acquired from Mr. Sykes a promissory note in the original principal amount of $5.2 million payable by Andataco to Mr. Sykes. The purchase price for the promissory note was: $.5 million in cash, 4,654 shares of our Series F convertible preferred stock convertible into an aggregate of 1,551,333 shares of our common stock based on a conversion price of $3.00 per share, and three year warrants to purchase an additional 155,133 shares of our common stock for $3.30 per share.

On November 2, 1999, we acquired the remaining shares of Andataco common stock by merging Andataco with a wholly owned subsidiary, which we organized for that purpose. In the merger, we issued approximately 924,000 shares of our common stock, with an aggregate value of $1,848,000, to the Andataco stockholders in exchange for the remaining shares of Andataco common stock. The aggregate consideration paid in the acquisition of 100% of Andataco totaled $14.4 million representing $12.8 million in purchase consideration and $1.6 million in transaction costs.

The acquisition of Andataco was accounted for using the purchase method of accounting. As a result, we have included the results of operations of Andataco beginning from the respective dates of acquisition. We believe that as a result of the Andataco acquisition, the comparative financial information prior to the Andataco acquisition may not be meaningful.

Our executive and business headquarters are located at 10140 Mesa Rim Rd., San Diego, California 92121 and our telephone number is (858) 453-9191. Our principal engineering and marketing offices are located in Lake Mary, Florida. Information regarding nStor can be accessed through the World Wide Web at http:// www.nStor.com.

Recent Developments

On January 10, 2000, we sold substantially all of the assets of our wholly-owned subsidiary, Borg Adaptive Technologies, including certain patented technology referred to as Adaptive RAID, to a wholly owned subsidiary of QLogic Corporation, for $7.5 million in cash and we expect to report a gain of approximately $6.5 million during the first quarter of 2000. As part of the sale, we retained a perpetual license in and to the Adaptive RAID technology. We do not anticipate that future revenues will be materially affected as a result of this transaction.

Effective January 17, 2000, Mr. Larry Hemmerich was appointed as our new President and Chief Executive Officer and as a director. Mr. Hemmerich replaces Lawrence F. Steffann who resigned as President and director effective January 14, 2000. From 1992 to 1997, Mr. Hemmerich served as Executive Vice President of Data General and was responsible for the development and management of Data General's Clariion computer storage division. Most recently, Mr. Hemmerich served as General Manager of the Software and SAN Management Operation of Hewlett-Packard's Enterprise Storage Business Unit.

On January 19, 2000, we acquired substantially all of the assets of OneofUs Company Limited (OneofUs) for an aggregate purchase price of $2,850,000, consisting of $250,000 cash and 776,000 shares of our common stock with an aggregate value of $2,600,000 (based approximately on the average market price of our stock during the ten (10) trading days ended January 19, 2000). The shares  were  issued  to  three  selling  stockholders  pursuant  to  employment
agreements   and  to  a  fourth  selling   stockholder  in  connection   with  a
confidentiality, noncompetition and nonsolicitation agreement. We agreed to register the shares on a Registration Statement on Form S-3. OneofUs is a Taiwan-based, privately-held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the SAN market.

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

According to DataQuest, a unit of Gartner Group, Inc. that provides global market research and consulting services for the information technology industry, forecasted storage revenues are expected to surpass $32 billion in 2000, growing at 43 percent annually, while the SAN and Network Attached Storage (NAS) segments are projected to grow 95 percent. DataQuest adds that the demand for storage capacity in terabytes (TBs) will grow at a compounded annual rate of 81 percent through 2002.

Much of this growth comes from the explosive growth associated with the Internet/Intranet and the market's shift in strategic focus from a server centric world to a storage centric world. The digital content creation and multimedia industry, with its intense storage/retrieval requirements, also fuel the demand for larger, more reliable storage solutions, including those used for video/audio streaming, video editing, graphic design and animation. This sets the stage for focused suppliers of SAN solutions to capture large segments of this market.

Other factors contributing to the growth of the industry include: the rapid adoption of Windows NT, migration of storage into larger disk arrays, and the changing landscape in interface and connectivity of storage devices. Currently, UNIX and Windows NT operating system platforms make up more than 80% of the combined RAID revenue estimate. Although UNIX provides a larger installed base, Strategic Research Corporation estimates that more than 80% of all networks have mixed operating systems. The mixed operating system environment, coupled with the rapidly changing storage architectures, supports the rapidly increasing demand for Windows NT. Additionally, the strong growth rate in the Windows NT operating system space has accelerated add-on purchases of external RAID systems.

RAID technology is an effective tool to protect network computer users from the loss of critical disk data. We believe that RAID subsystems will continue to play a significant role as the preferred method for data storage in network environments. We also believe that we are well positioned to provide fault-tolerant information storage systems to many segments of the market and will be able to participate in the forecasted growth in the information storage market. However, there can be no assurance that we will be successful in these efforts due to the possibility of increased competition, the development of alternative technologies, and other factors.

RAID TECHNOLOGY

RAID, a concept developed in 1988 by a team of researchers from the University of California at Berkeley, is an information storage technology consisting of three or more disk drives working together as one, using proprietary hardware and software to achieve extremely fast data transfer and Input/Output (I/O) rates, high levels of redundancy and large storage capacities.

RAID subsystems are able to achieve faster data transfer rates than individual disk drives because of their ability to spread data among all of the component disk drives and retrieve data from all of the component disk drives simultaneously at very fast speeds. They are also able to achieve faster I/O rates than individual disk drives because of their ability to spread I/O's among all of the component disk drives. (An I/O represents a user-requested read or write (opening or saving) of data from the disk.)

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

The recent proliferation of Internet, video and multimedia applications, coupled with the continued installation of client/server-based networks, has placed continuing demand on disk storage resources in terms of capacity, performance and fault-tolerance. The RAID technology initially introduced in 1988 was specifically designed to improve the performance and fault tolerance of disk-based subsystems. The algorithms and features of "first-generation" RAID products have been widely implemented. However, since its introduction, many of the technology's initial shortcomings and limitations still exist, such as the inability to adapt to I/O workload and dedicated RAID levels, complex system configuration and performance tuning, performance limitations as a result of writing in one of the RAID levels (RAID-5) and limited or no online capacity expansion. With the forecasted growth in the demand for RAID products, we believe a significant market opportunity exists for our "next-generation" RAID products (see Current Product Offerings).

We historically have been a provider of leading-edge storage products for the Unix and Windows NT markets. Over the longer term, however, changing corporate storage needs will require us to provide a more comprehensive set of solutions than we offer today. We are moving from a product-specific background to a SAN solution orientation that relies more heavily on its software components. The SAN infrastructure we envision incorporates not only our storage hardware products and complementary third-party peripherals, but also derives a considerable portion of its value from nStor-developed software. We have begun to develop these software components that we expect will facilitate integration of both hardware components as well as functions such as backup and data replication into a single SAN solution. However, there can be no assurance that we will be successful in these efforts given the possibility of increased competition, the development of alternative technologies, and other factors.

PRODUCTS

        Product Strategy

Our current hardware products include both Fibre Channel and SCSI-based solutions. The nStor-designed Fibre Channel products include SES-compliant (SCSI Enclosure Services) enclosures that can hold up to 900 Gigabytes (GBs) (18 disk drives) in a 4U (7") space, that are combined with our Fibre Channel RAID controllers to become the NexStor storage solution family. We also engineer and integrate a complete line of SCSI-based solutions that incorporates our enclosure technology and are sold as either RAID-ready enclosures or complete solutions integrated with third-party RAID controllers. Our software development centers on AdminiStor, a web-based storage management software solution that is used to configure RAID controllers, monitor and report enclosure status, and manage disk arrays.

Designed to reduce the cost of computer system ownership, our external RAID subsystems employ hot swap components, advanced cooling systems and redundant N+1 architecture (N+1 Architecture) to improve data reliability and availability. (N+1 Architecture requires the minimum number of components installed to support the system plus one additional hard drive as a backup.) Hot swap drives, power supplies and cooling fans eliminate single points of failure within an individual storage device; keeping data online and available when needed.

In April 2000 we announced the introduction of a new family of SAN storage solutions including the NexStor 802F and the NexStor 3150. Both new products have the capacity to hold eight disk drives in less than 3 1/2 inches (2U) of data center rack space, making it what we believe to be the most compact enterprise-level storage system on the market today.

The NexStor 802F accepts 1-inch or 1.6-inch Fibre Channel disk drives in a compact 2U enclosure for standard 19-inch racks, yielding almost twice the storage capacity in the same space as competitive alternatives. The NexStor 3150, a storage solution that integrates Fibre Channel RAID controllers within the same enclosure utilizes additional 802F's for scalability and creates what we believe to be the most compact fault-tolerant, SAN-ready enterprise storage system on the market today. We are now accepting orders for the NexStor 802F, with the first customer shipment planned by the end of the second quarter.

        Current Product Offerings

In addition to nStor-developed products, a strategic reseller agreement with EMC/Clariion allows our customers access to an expanded range of solutions. Our line of high performance, high availability storage solutions includes:

NexStor.  The NexStor  family is our Fibre  Channel  product  which  consists of
combinations  of  our   high-performance,   active/active   Fibre  Channel  RAID
controllers and NexStor Fibre Channel enclosures.

NexStor 2000/2050 - Fibre Channel RAID

The NexStor family features the performance benefits of Fibre Channel with the ability to move data at up to 200MB/s (megabytes per second). This product is available with either single (NexStor 2000) or dual (NexStor 2050) Fibre Channel RAID controllers.

NexStor 18F - JBOD

The NexStor 18F Fibre Channel JBOD (Just a Bunch of Disks) Storage Solution has fault-tolerant features. In addition to Fibre Channel (200MB/s), the NexStor 18F has dual-loop performance which produces a storage solution for Internet/Intranet servers, on-line transaction processing, document imaging, data warehousing and digital video and multimedia systems. The NexStor 18F accommodates up to 18 Fibre Channel disk drives in a single 4U enclosure, providing room for 900GB using currently available disk drive technology.

The NexStor 18F supports both a JBOD configuration or an optional single-loop or dual-loop Fibre Channel RAID controller. Our NexStor 18F enclosure features a cable-less, passive dual Fibre Channel Arbitrated Loop backplane (to which many of the storage devices are connected) engineered to incrementally boost performance and availability through a modular design. The air-plenum cooling design provides support for 7,200 RPM (rotations per minute) and 10,000 RPM disk drives, as well as support for the higher capacity 50GB disk drives. Other system features include data transfer rates up to 200MB/s, support for up to 126 storage devices, dual power cords, support for cable lengths up to 30 meters utilizing a copper interface or up to 10 kilometers utilizing fibre optics, and redundant, hot-swappable disk drives, fans, power supplies and loop resiliency circuits.

GigaRAID. Our GigaRAID family consists of mid-range active/active, highly scalable solutions, as well as entry-level RAID solutions, based on SCSI architecture. The GigaRAID/AA is suited for Internet, digital video/audio, seismic and other application areas that need to scale up to 5TB in a single data center, while the GigaRAID/LS is for entry-level environments that require up to 1.2TB of fault-tolerant storage.

GigaRAID/AA - RAID

The GigaRAID/AA offers active/active RAID controllers for fault tolerance, performance up to 80MB/s and the ability to scale up to 3TB. This product can be used for large-block sequential applications and mission-critical environments.

The GigaRAID/AA is a high-performance RAID array that combines the fault-tolerant benefits of RAID with proactive storage management. GigaRAID/AA provides visual, audible and electronic alarms signaling potential system failures allowing system administrators the opportunity to repair faulty components before affecting critical business information. Providing capacities of up to 1.08TB per base system, each GigaRAID/AA system includes single or dual-active controllers and is available in deskside tower or rackmount enclosures. GigaRAID/AA's microprocessor coupled with its cable-less chassis can provide for a full range of application types, including imaging, video-on-demand, bulk storage or on-line transactions.

GigaRAID/LS - RAID

Our GigaRAID/LS provides a cost-effective SCSI RAID solution that is scalable from 9GB to 1.2TB in a single rackmount or deskside tower enclosure. It includes a single Ultra2 LVD RAID controller that supports up to 128MB of battery-backed cache for increased performance and data protection.

The GigaRAID/LS is suited for the environments typically found in smaller Internet Service Providers (ISPs), dedicated application servers, file servers, digital video/audio delivery systems, as well as general technology users.

Each GigaRAID/LS module begins with up to eight 9GB, 18GB, 36GB or 50GB disk drives. Expansion modules provide up to 1.2TB of high-performance storage.

GigaSTOR. Our GigaSTOR family consists of general-purpose storage products that provide support for the Ultra2 LVD and Ultra160 SCSI products.

GigaSTOR/8000+ - RAID-Ready (JBOD)

The GigaSTOR/8000+ is a Ultra160 SCSI RAID-Ready storage solution which provides transfer rates up to 160MB/s and is compatible with existing single-ended and high voltage differential Host Bus Adapters (HBAs). The GigaSTOR/8000+ provides performance in throughput-intensive environments such as digital video/audio streaming and multi-node servers.

Administor. AdminiStor(R) 5.0 is the latest version of our Internet storage solution software for storage configuration, management and monitoring. Optimized for Application Service Providers (ASPs), ISPs, co-location and e-commerce sites, AdminiStor 5.0 uses the power of the Internet to access high-end storage solutions including SANs from anywhere in the world.

Backup. We offer a range of tape backup systems to complement our primary storage solutions.

Technical Service. We offer a range of full-time service and support programs, providing customers with a variety of on-site and help-desk plans.

SAN   Solutions.   We  design  and  install  SAN   solutions.   In  addition  to
nStor-developed storage products, we also offer SAN components such as switches and routers that have been pre-tested and certified.

We are continuing development of Fibre Channel and SAN solutions as these capabilities evolve into new standards. Since this is newer technology, we are working closely with a select group of interoperability partners to develop complete SAN solutions that incorporate compatible storage backup, replication and networking capabilities.

As storage continues to proliferate, the space required to house that storage becomes a premium. As a result, we are developing a variety of space-saving systems that we expect will, using currently available disk drives, support up to 600GB of storage within a 2U (3.50 inch) enclosure. As capacity in the 1-inch disk drive family increases, more storage can fit within this small space.

We also anticipate that Fibre Channel, both from an interface as well as an interconnect technology, will continue to rise in importance. We believe our acquisition of OneofUs, and its associated Fibre Channel RAID controller product line, strengthens our ability to provide a complete SAN solution. These enhancements, combined with improvements to the AdminiStor storage management software product and nStor-developed Fibre Channel storage subsystems, should enable us to continue offering SAN solutions that meet the price/performance requirements the market demands. However, there can be no assurance that we will be successful in these efforts due to the possibility of increased competition, the development of alternative technologies, and other factors.

PROPRIETARY TECHNOLOGY

We rely upon patents, copyright and trademark protection, as well as non-disclosure and confidentiality agreements with employees and customers, to establish, protect and preserve our proprietary rights. We own the following trademarks and copyrights:

        nStorTM
        AdminiStor(R)
        GigaRAID(R)
        Enterprise Storage Packaging(R)
        RAID Lite(R)
        RAPID-Tape(R)
        Smart Cabinet(R)
        StorViewTM
        nTeraTM
        nVantageTM
        DirectStorTM
        For the life of your data(R)

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

SALES AND MARKETING

We market our products and services through a direct sales force to users in the United States and through a global network of reseller and OEM partners in Europe, Asia, Latin America, Canada and Australia. We sell our products directly to end users through our field sales organizations and indirectly through two channels: (i) OEMs and (ii) volume channel, consisting of systems integrators, technical distributors and value added resellers ("VARs").

Our direct sales to end users through our field sales organization was our primary sales channel in 1999 representing over 80.6% of total sales. Our direct sales organization is arranged by specific geographical territories, each being assigned a regional manager, multiple district managers as well as an inside account managers (ISAMs). To maximize our visibility within each territory, regional and district managers are located within their respective territories and are supported by corporate-based ISAMs. One direct sales customer, Intel Corporation, accounted for 11% of net sales for 1999.

OEM-grade products are primarily sold directly to OEM server manufacturers for integration into their product offerings. Generally, the OEM products are labeled under the OEM's brand name. We believe the OEM channel provides significant revenue opportunity, market visibility and credibility, and can serve as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEMs are strategic in nature and therefore require unique sales strategies and support. OEM sales accounted for 19.4% of our sales for the year ended December 31, 1999.

One OEM customer, Silicon Graphics, Inc. (SGI) accounted for 15.1% of net sales for 1999 and two OEM customers, Discreet Logic and Intergraph Corp., accounted for 27% and 13%, respectively, of net sales for 1998 and 11% and 10%, respectively, of net sales for 1997.

Our products are frequently packaged by our volume channel customers as part of a complete data processing system or combined with other storage devices to deliver a storage subsystem.

The sales model for product distribution in Europe, the Asia/Pacific-Rim and Latin America is similar to the volume channel domestic model, utilizing systems integrators, technical distributors and VARs.

Each sales channel is supported by complementary pricing and margin structures. We believe this strategy allows us and our customers to effectively sell and market our products across multiple channels while still maintaining channel integrity.

Our sales organization sells directly to end users, recruits new OEM's, distributors and resellers, supports existing resellers, markets products to OEMs and system integrators and participates in trade shows.

Our marketing plan utilizes a variety of programs to promote and develop new and expanding markets for our product line and to support the sales strategy. The focal points of this plan include the supply of highly focused collateral material including product specification literature and application notes, web site innovation, development and promotion of the distribution channel, strategic media placement, active regional, national and international tradeshow participation, and aggressive public relations.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

We provide support from order entry to post sales service through our enterprise resource planning software. Products are tracked through each stage of engineering, manufacturing and distribution for the entire life of a product, and our customer service department can view the history of each individual system.

We believe that our ability to provide prompt and reliable technical support has enhanced our marketing efforts. We provide comprehensive customer and technical support for all of our products through our technical and customer services organization. A toll-free telephone number is provided for support to all OEM's, volume channel partners (resellers and integrators) and end users.

Our standard warranty is a one-year return-to-factory policy which covers both parts and labor. We pass on to the customer the warranty provided by the manufacturers for products that we distribute and for drives and tapes used in our products that are manufactured by a third party. We have not experienced material warranty claims; however, there can be no assurance that future warranty claims will not have a material adverse effect on our future operating results. We also offer extended warranties (two, three and five years) and on-site service for our products for a fee, including 24-hour service, seven days a week or 9-hour service, five days a week, for which we contract primarily with third-party service providers.

In addition, we offer a Depot Express program for certain of our products. Depot Express provides for advance replacement of failed components. If our Help Desk technical staff determines a replacement is necessary, we will ship a new component by the next business day, based upon availability. This service is available for a one-time fee at the time of the original purchase.

We also offer an Incident Depot Express program for certain of our products. Incident Depot Express provides expedited shipment for failed components on a per-incident basis, based upon availability. This is a non-contracted service and does not require a charge at the time of the original purchase. A fee is charged only if a component fails and a replacement is shipped out.

MANUFACTURING AND SUPPLIERS

Our manufacturing operations are currently located in San Diego, California. In December 1999, we began the process of transferring our manufacturing operations from Lake Mary, Florida to San Diego, California. The transfer of manufacturing operations was completed in early March 2000. Our products are assembled from components and prefabricated parts, such as controllers, cabinets, multiple disk drives and power supplies, manufactured and supplied by others. We work closely with a group of regional, national and international suppliers, which are carefully selected based on their ability to provide quality parts and components that meet our specifications and volume requirements. A number of our parts and components are not available off the shelf, and are specifically designed by us for integration into our products.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices. Although many of the components for our products are currently available from numerous sources at competitive prices, some of the components used in our products are presently available from a limited number of suppliers, or from a single supplier. Furthermore, because of increased industry demand for many of those components, their manufacturers may, from time to time, be unable to make delivery of orders on a timely basis. In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components, or the next generation of those components, available to us.

We have no long-term supply contracts. There can be no assurance that we will be able to obtain, on a timely basis, all of the components we require. If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share. In addition, scarcity of such components could result in cost increases which could adversely affect our operating results.

The sophisticated nature of our products requires extensive testing by skilled personnel. We utilize specialized testing equipment and maintain an internal test-engineering group to provide this product support.

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

There can be no assurance that orders from existing customers will continue at their historical levels, that we will be able to obtain orders from new customers, or that existing customers will not develop their own storage solutions internally and as a result reduce or eliminate purchases. Loss of one or more of our principal customers, or cancellation or rescheduling of material orders already placed, could materially and adversely affect our operating results.

RESEARCH AND DEVELOPMENT

We have three engineering centers to facilitate our product development including our center in Taipei, Taiwan which we acquired from OneofUs in January 2000. Each of these centers of competency is focused on a different aspect of our product development strategy.

Lake Mary, Florida is the competency center for our enclosure technology and development. In addition to designing, developing and testing our storage enclosures, engineers in Lake Mary are also responsible for the design, development and successful integration of controllers (both nStor-developed controllers as well as third-party products) into our enclosure technology.

San Diego, California is the competency center for our integrated solutions including an extensive SAN integration lab. Engineers in San Diego integrate the total SAN and general storage solutions that include nStor-created and third party software and hardware components. The SAN interoperability lab focuses on SAN component selection and validation, integration and delivery of end-user solutions as well as solution testing for all our SAN-related products and services.

Taipei, Taiwan is the competency center for the development of all our RAID controller technology and Fibre Channel drive firmware qualification for these controllers. The strategic location of this facility also provides access to the engineering and manufacturing industrial complex in Asia for added resources.

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

Aggregate research and development costs incurred were $3 million for the year ended December 31, 1999, and $2.6 million for each of the years ended December 31, 1998 and 1997.

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

EMPLOYEES

As of February 29, 2000, we employed 165 full-time employees, of which 41 were involved in engineering, product development and technical support, 59 in sales and marketing, 38 in manufacturing and operations, and 27 in finance, management and administration. Our employees are not covered by collective bargaining agreements and there have been no work stoppages. We believe our employee relations are good.

We also believe that our future success will largely depend upon our ability to continue to attract, employ and retain competent qualified technical, marketing and management personnel. Experienced personnel are in great demand and we must compete with other technology firms, some of which may offer more favorable economic incentives to attract qualified personnel.

Item 2.  Properties

Our principal executive, administrative and sales activities are located in approximately 42,400 square feet of facilities in San Diego, California. The present annual base rent for our San Diego facility is $331,000. The space is occupied under a lease agreement with an entity owned by Mr. Sykes, an officer of the Company until March 6, 2000, after which date he was no longer affiliated with the Company. The lease expires in March 2003.

We lease approximately 40,000 square feet of office and warehouse space in Lake Mary, Florida, under lease agreements for 22,000 square feet and 18,000 square feet, which expire in April 2000 and February 2002, respectively, at present annual base rents of approximately $149,000 and $119,000, respectively. The Company does not plan to renew the lease agreement for 22,000 square feet, which expires in April 2000.

We distribute products through a network of 12 sales offices worldwide. We believe the existing facilities are adequate to meet future needs. See Note 12 of the Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

Item 3.  Legal Proceedings

In June 1996, Jack Ehrenhuas, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the Supreme Court of the State of New York, County of Nassau, against us and Michael Wise, our then Chairman of the Board and a current director. The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by us and seek compensatory damages plus punitive damages.

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against one of our subsidiaries, its then president,
R. Daniel Smith ("Mr. Smith"), and a company controlled by Mr. Smith. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are currently in discovery. Our counsel believes that we have good defenses to both claims and that we will not incur any material liability. We are unaware of any facts that would support any of the plaintiffs' claims and, accordingly, we believe that the claims are without merit.

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of business. In our opinion, we are not a party to any litigation the outcome of which would have a material adverse effect on our business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The information required by this item is included under Item 4 in our Form 10-Q dated November 15, 1999 and is incorporated herein by reference.

                                     PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol NSO. The following table sets forth the high and low sales prices of our common stock for each quarter during the years ended December 31, 1999 and 1998 as reported by AMEX. During that period, we did not pay any dividends on our common stock and we do not expect to pay any dividends in the near future.

                                      Market Price Range

                                     --------------------
        1999                           High         Low
        ----                         --------    --------

     First quarter                   3-15/16      2
     Second quarter                  3-1/2        2
     Third quarter                   3            1-15/16
     Fourth quarter                  4-1/2        1-9/16


         1998

     First quarter                    2-1/16       1-9/16
     Second quarter                   1-9/16       1
     Third quarter                       7/8          3/8
     Fourth quarter                    2-5/8         7/16


       As of March 15, 2000, we had 31,387,228 shares of common stock outstanding and approximately 1,782 holders of record of such stock.

Recent Sales of Unregistered Securities and Use of Proceeds

On March 30, 1999, we issued 645,000 shares of our common stock (including 395,000 shares to Mr. H. Irwin Levy, the Chairman of the Board of Directors and a major shareholder (Mr. Levy), in satisfaction of approximately $1.3 million of long-term debt.

In April 1999, we issued 500,000 shares of our common stock and a warrant to purchase an aggregate of 250,000 shares of our common stock at a price of $2.00 per share for $1 million in cash to one private investor.

On June 8, 1999, we issued 3,500 shares of Series E Convertible Preferred Stock, of which 1,500 shares were in satisfaction of $1.5 million of borrowings from Mr. Levy, and three-year warrants to purchase an aggregate of 116,667 shares (including 50,000 shares to Mr. Levy) of our common stock at a price of $3.30 per share. Issued to three private investors, the Series E Convertible Preferred Stock, with a stated value of $1,000 per share, requires quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter, and is convertible into shares of our common stock based on a fixed conversion price of $3.00 per common share.

As part of the acquisition of Andataco, we issued 4,654 shares of Series F Convertible Preferred Stock to Mr. Sykes, the then President of Andataco. The shares of Series F Convertible Preferred Stock, with a stated value of $1,000 per share, are convertible into shares of our common stock based on a fixed conversion price of $3.00 per common share. The Series F Convertible Preferred Stock requires quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter.

In December 1999, we issued 1,878,462 shares of our common stock in full satisfaction of approximately $5.5 million of notes payable. As a result of this settlement, we recognized a $.5 million extraordinary loss from debt extinguishment.

All of the foregoing issuances were exempt from registration under Section 4(2) of the Act.

Item 6.  Selected Financial Data

         (dollars in thousands, except per share data)

The following table summarizes certain selected consolidated financial data for the years ended December 31, 1999, 1998 and 1997, for the two month transition period ended December 31, 1996, and for the years ended October 31, 1996 and 1995. In November 1996, we changed our fiscal year from October 31 to December 31, effective with the calendar year beginning January 1, 1997.

Certain amounts for years prior to fiscal 1999 have been reclassified to conform to the 1999 presentation. These reclassifications had no impact on operating results previously reported. The selected financial data has been derived from our audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report:


                                                                     Two Months
                                      Year Ended December 31,           Ended      Year Ended October 31,
                                  --------------------------------   December 31,  ----------- ----------
                                    1999(1)     1998       1997        1996          1996(4)     1995(4)
                                  --------   ---------   ---------   ------------  ---------   ---------

Sales                             $41,089     $18,026     $26,244       $4,739       $5,619           -
Gross profit                        9,763       2,768       4,783        1,348        2,072           -
(Loss) income from operations     (16,501)(2)  (9,491)     (7,521)        (105)         115           -
Net (loss) income                 (18,704)(3) (10,407)     (7,886)         (43)      12,798         (61)
Net (loss) income available
  to common stock                 (19,938)    (11,888)     (7,886)         (43)      12,798         (61)
Basic and diluted net (loss)
  income per common share            (.89)       (.63)       (.42)        (.00)         .73        (.00)

Average number of common
 shares outstanding            22,505,084   18,888,911  18,670,477  18,670,477   17,606,477  17,600,477

At end of period:

Total assets                       34,041       14,128     16,762       20,067       15,677      12,054

Long-term debt                      6,329        5,305      1,504          516          510         476

Shareholders' equity                6,273        3,150      5,037       12,817       12,390      10,932


----------
(1) Includes results of operations of Andataco beginning June 1999, as a result of the acquisition of Andataco, which was accounted for using the purchase method of accounting.

(2) Includes charge of $6.4 million related to a write-off of unamortized goodwill attributable to an acquisition completed in 1996, a write-off of obsolete inventory and employment termination costs.

(3) Includes extraordinary loss of $.5 million ($.02 per basic and diluted share).

(4) In 1995 and through June 1996, our only assets consisted of securities received in 1992 in exchange for substantially all of our operating assets. During that period, our only activities consisted of monitoring those securities and evaluating potential business opportunities. The 1996 net income principally consists of a $12 million gain from the sale of those securities and also includes an extraordinary gain of $.6 million ($.03 per basic and diluted share).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------


Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance or demand for our new product lines, price competition, conditions in the technology industry and the economy in general, as well as legal proceedings. The economic risk associated with materials cost fluctuations and inventory obsolescence is significant to our company. The ability to manage our inventories through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Overview

We are a manufacturer and supplier of high-availability, high-performance Internet storage and customized SAN solutions, including external RAID solutions, tape backup products and advanced storage management software solutions for a variety of operating systems including, UNIX, Windows NT and Linux.

Our activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the RAID business in Lake Mary, Florida, from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In June and July 1999, we acquired approximately 76% of the outstanding common stock of Andataco and in November 1999, we acquired the remaining 24% of Andataco. As a result of the acquisition of Andataco, we believe that period to period comparisons for the year ended December 31, 1999 may not be meaningful. In addition, due to the fact that Andataco's operating results were not included in our consolidated financial statements until June 1999, we expect that many of the components of our future operating results will increase significantly in fiscal 2000.

In January, 2000, we sold substantially all of the assets of a wholly-owned subsidiary which we had acquired in April 1998, including certain patented technology referred to as Adaptive RAID, to a wholly-owned subsidiary of QLogic Corporation for $7.5 million. We do not anticipate that future revenues will be materially affected as a result of this transaction.

Results of Operations

The following table sets forth certain operating data as a percentage of sales.

                                                     Year Ended December 31,
                                                ------------------------------
                                                  1999        1998        1997
                                                  ----        ----        ----
Sales ......................................       100%        100%        100%
Cost of sales ..............................        76          85          82
                                                  ----        ----        ----
Gross profit ...............................        24          15          18
Selling, general and
  administrative ...........................        37          46          34
Research and
  development ..............................         7          14          10
Depreciation and
  amortization .............................         8           8           3
Write-down of Goodwill .....................        11          --          --
                                                  ----        ----        ----
Loss from operations .......................       (39)        (53)        (29)
Interest expense and other, net ............         4           5          --
                                                  ----        ----        ----
Loss before extraordinary item .............       (43)        (58)        (29)


Extraordinary loss from debt
  extinguishment ...........................         1          --          --
                                                  -----       -----       ----
Net loss ...................................       (44%)       (58%)       (29%)
                                                  =====       =====       ====

Comparison of Fiscal Years Ended December 31, 1999 and December 31, 1998

We reported a net loss of $18.7 million for the year ended December 31, 1999 as compared to net loss of $10.4 million for the year ended December 31, 1998.

Results of operations for fiscal 1999 included an extraordinary loss of $.5 million on extinguishment of debt (see Note 6 to Consolidated Financial Statements).

Sales

Sales for the year ended December 31, 1999 were $41.1 million as compared to $18 million during the preceding year, an increase of $23.1 million or 128%. The primary factor for the increase was the acquisition of Andataco in June 1999, partially offset by delays in the market introduction of certain new generation products and our elimination of non-storage related businesses, including memory and integrated systems divisions (approximately $2.1 million in 1998).

During the second quarter of 1999, we entered into an OEM agreement to supply high-performance RAID storage enclosures to SGI, a major server manufacturer. The initial term of the arrangement was expected to be for three years. Between May and October 1999, sales to SGI totaled approximately $6 million. In the third quarter of 1999, SGI made the decision to phase out their Windows NT product to which our storage systems were attached. As a direct result, actual shipments to SGI subsequent to October 1999 have been minimal and are not expected to increase in the near future. SGI accounted for 15% of our net sales for 1999. Two OEM customers, Discrete Logic and Intergraph Corp., accounted for 27% and 13%, respectively, of 1998 net sales.

Cost of Sales/Gross Profit

Gross profit for the year ended December 31, 1999 increased to 24% from 15% for the year ended December 31, 1998. Contributing to the improved gross margins were the Andataco product sales and the utilization of Andataco's sales channels to market our products. Our gross margins are dependent, in part, on dynamic market pricing and on product mix which fluctuate from time to time.

Selling, General and Administrative Expenses

Selling, general and administrative costs for the year ended December 31, 1999 increased to $15.3 million (37% of sales) from $8.3 million (46% of sales) for the year ended December 31, 1998. This increase is primarily the result of the acquisition of Andataco, which was partially offset by a reduction in operating expenses at our Lake Mary location. The reduction in expenses at that location is primarily attributable to the elimination of expenses associated with the integrated system division which was sold in October 1998. The most significant increase in 1999 expenses resulted from compensation and related benefits of additional employees brought about by the acquisition of Andataco.

Research and Development

Research and development expenses for the year ended December 31, 1999 amounted to $3 million, representing 7% of sales as compared to the year ended December 31, 1998 when expenses were $2.6 million or 14% of sales. During January 2000, we sold substantially all of the assets of our Borg Adaptive Technologies subsidiary, which had contributed $.8 million and $.6 million to our research and development expenses during 1999 and 1998, respectively. Decreases in research and development expenses in 2000 as a result of this sale, however, are expected to be partially offset by additional investments in research and development which we believe will be required to remain competitive.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization / Write-down of Goodwill

Depreciation and amortization increased to $3.4 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998, principally due to the acquisition of Andataco, which added $1.1 million of amortization of goodwill and $.8 million of depreciation in 1999.

During the fourth quarter of 1999 (see Note 15 to Consolidated Financial Statements), we recorded a goodwill write-down of approximately $4.6 million. This write-down eliminated all remaining unamortized goodwill related to the 1996 acquisition of Parity Systems, Inc (Parity). The Parity goodwill was determined to have been impaired because of the Company's inability to generate future operating income from the assets acquired in the Parity acquisition.

Interest Expense

Interest expense in 1999 increased $1.1 million over 1998 as a result of the acquisition of Andataco which significantly increased our net average borrowings (see Note 5 to Consolidated Financial Statements).

Income Taxes

We have recorded a 100% valuation allowance for deferred tax assets which, more likely than not, will not be realized based on recent operating results.

Preferred Stock Dividends

EITF 98-5 addresses accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. In accordance with this EITF a preferred stock dividend attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during 1999 we recorded $.3 million as an embedded dividend attributable to the beneficial conversion privilege of certain classes of our convertible preferred stock as compared to $1.2 million in 1998 (see Note 9 to Consolidated Financial Statements).

In addition, for the year ended December 31, 1999, all classes of our convertible preferred stock required cumulative dividends at 8% and aggregated $.9 million as compared to $.3 million in 1998. The increase was principally due to additional issuances of preferred stock in 1999.

Comparison of Fiscal Years Ended December 31, 1998 and December 31, 1997

We reported a net loss of $10.4 million for the year ended December 31, 1998 as compared to a net loss of $7.9 million from the year ended December 31, 1997.

Sales

Sales for the year ended December 31, 1998 were $18 million as compared to $26.2 million during the preceding year, a decrease of $8.2 million or 31%. Factors contributing to this sales decline included: (i) delays in customer deliveries and in some cases, missed sales orders in early 1998, caused by our inability to meet customer production schedules brought about by our cash flow difficulties at that time; (ii) lost sales opportunities while reorganizing and training our sales force under new executive sales management; and (iii) entering 1998 with a significantly lower balance of sales orders than were in place as of the beginning of 1997. Another significant factor was a $3.8 million decrease in non-storage related product sales, including memory products and enterprise resource planning manufacturing software, as a result of our decision to phase out our non-storage related businesses.

Cost of Sales/Gross Profit

Gross profit decreased to 15% for the year ended December 31, 1998,as compared to 18% for the previous year. Our gross profit is dependent, in part, on product mix which fluctuates from time to time. The decline in gross profit is primarily due to a decreased sales level of products with overall higher margins and certain cash flow difficulties which limited our ability to purchase products in the most cost efficient manner. Excluding additions to inventory reserves, the overall gross profit for 1998 would have been 23% as compared to 24% for 1997.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.3 million (46% of sales) and $8.9 million (34% of sales) for the years ended December 31, 1998 and 1997, respectively. The $.6 million decrease is principally attributable to overall reduced spending levels resulting from planned cost reductions, primarily advertising and travel, which were implemented as a result of the lower sales levels. Selling, general and administrative costs as a percentage of sales increased 12% during 1998 principally attributable to the level of certain fixed costs we incurred while sales levels declined.

Research and Development

Research and development expenses were $2.6 million for the year ended December 31, 1998 and remained relatively unchanged from the preceding year. Certain of these expenses decreased as a result of the continued integration of previously acquired engineering activities. This decrease was offset by increased engineering staffing and related overhead of $.6 million resulting from the acquisition in April 1998 of Borg Adaptive Technologies, and increased project costs in connection with the development of new products.

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

Interest Expense

Interest expense in 1998 increased $.7 million over 1997 as a result of a significant increase in net average borrowings and the amortization of loan costs in connection with certain indebtedness.

Income Taxes

We have recorded a 100% valuation allowance for deferred tax assets which, more likely than not, will not be realized based on recent operating results.

Preferred Stock Dividends

During 1998 we recorded $1.2 million as an embedded dividend attributable to the beneficial conversion privilege of certain of our preferred stock. In addition, for the year ended December 31, 1998, all classes of our convertible preferred stock required cumulative dividends at 8% and aggregated $.3 million. There was no preferred stock outstanding in 1997.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows

        Operating Activities

Net cash used by operating activities amounted to $5.3 million and $10.5 million for the years ended December 31, 1999 and 1998, respectively. The most significant use of cash for both fiscal years was our loss from operations (before depreciation, amortization and other non-cash items as well as changes in assets and liabilities) of $8.2 million in 1999 and $6.7 million in 1998. The 1999 loss from operations was partially offset by a $1.5 million decrease in inventories and a $.6 million decrease in accounts receivable. In 1998, net cash used by operating activities also reflected a $3.5 million decrease in accounts payable and other liabilities and a $.8 million increase in inventories.

        Investing Activities

Net cash used by investing activities for the years ended December 31, 1999 and 1998 amounted to $2.1 million and $.8 million. Cash used by investing activities for acquisitions totaled $1.4 million and $.4 million during 1999 and 1998, respectively. Cash used for purchases of property and equipment was $.8 million and $.5 million during 1999 and 1998, respectively.

        Financing Activities

Net cash provided by financing activities for 1999 amounted to $7.9 million, and primarily consisted of net borrowings of $3.3 million, $2.0 million from the issuance of convertible preferred stock, $1.0 million from the issuance of common stock and $2.5 million from the exercise of stock options and warrants. Net cash provided by financing activities for 1998 amounted to $11.4 million, principally consisting of $5.9 million in net borrowings, $3.5 million from the issuance of convertible preferred stock (net of redemption) and $1.7 million from the exercise of stock options and warrants.

Asset Based Credit Facilities

Andataco Revolver

The Andataco Revolver provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Andataco Revolver currently bears interest at prime plus 1/2 percent (9.0% at December 31, 1999) and matures in April 2002. We pay a facility fee of .25% based on the average unused portion of the maximum borrowings. Advances under the Andataco Revolver are collateralized by substantially all assets of Andataco. The Andataco
Revolver provides for certain financial covenants, including Andataco maintaining a certain minimum tangible net worth. During the second quarter ended June 30, 1999, Andataco was not in compliance with that financial covenant; however, effective July 13, 1999, the lender agreed to waive the default, subject to, among other things, receipt from nStor of a $.5 million capital contribution. On July 16, 1999, nStor contributed $.5 million in cash as a capital contribution to Andataco. As of December 31, 1999, the outstanding balance under this credit facility was $5.1 million and an additional $.2 million was available based on eligible collateral.

At February 29, 2000 and March 31, 2000, Andataco was not in compliance with the minimum tangible net worth covenant of the Andataco Revolver. Effective March 29, 2000, the lender agreed to waive the default for both periods. Effective April 14, 2000 we have agreed with the lender to amend certain terms of the Andataco Revolver including the following: a change in the borrower from Andataco to nStor Corporation, Inc., another wholly owned subsidiary; an increase in the interest rate to prime plus 1.5%; and new minimum net worth and net income covenants on a consolidated basis. All other significant provisions of the Andataco Revolver are the same.

Effective April 12, 2000, Mr. Levy agreed to commit to a $2 million revolving line of credit facility to us, which bears interest at 10% per annum. The maturity date on this line of credit is the earlier of April 30, 2001 or when we execute our amended Andataco Revolver.

 nStor Revolver


In January 2000, we paid off the outstanding balance and terminated the nStor revolving line of credit agreement (nStor Revolver). During fiscal 1999, the nStor Revolver provided for borrowings based on the lesser of $5 million or 80% of eligible accounts receivable, as defined. Interest was paid based on prime plus 2%. Advances under the nStor Revolver were collateralized by substantially all of our assets (excluding those of Andataco), including $.5 million reflected as Restricted Cash as of December 31, 1998. The balance under the nStor Revolver as of December 1999 was $10,000.

Financing Activities

From late 1997 through December 31, 1999, we obtained net cash proceeds of approximately $25.2 million (including $11.7 million during the year ended December 31, 1999) from private investors, consisting of sales of convertible preferred stock and common stock, net borrowings and the exercise of warrants and options to purchase shares of our common stock. Of these amounts, Mr. Levy or a company controlled by Mr. Levy had advanced or invested a net amount of $8.4 million.

In December 1999, we issued 1,878,462 shares of our common stock in full satisfaction of $5.5 million of notes payable. As a result of this settlement, we recognized a $.5 million extraordinary loss from debt extinguishment.

On January 10, 2000, we sold substantially all of the assets of our wholly-owned subsidiary, Borg Adaptive Technologies, including our patented Adaptive RAID technology, to a wholly-owned subsidiary of QLogic Corporation. We received net cash proceeds of approximately $7 million, net of approximately $.5 million of transactions costs, of which $1.6 million was used to repay short-term notes payable to Mr. Levy. As part of the sale, we retained a perpetual license in and to the Adaptive RAID technology. We do not anticipate that future revenues will be materially affected as a result of this transaction.

We believe that amounts expected to be available under the Andataco Revolver and our available cash balances, principally as a result of the Borg sale, will be sufficient to satisfy our working capital needs during 2000, as presently contemplated. There can be no assurance that we may not require additional capital beyond our current forecasted needs nor that any such additional required funds would be available on terms acceptable to us, if at all, at such time or times as required by us.

Effect of Inflation

During recent years, inflation has not had an impact on the our operations and we do not expect that it will have a material impact in 1999.

Year 2000 Issue

As many computer systems, software programs and other equipment with embedded chips or processors (collectively referred to as Information Systems) use only two digits rather than four to define the applicable year, they may be unable to process accurately certain data, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 (Y2K) issue. The Y2K issue concerns not only information systems used solely within a company but also concerns third parties, such as customers, vendors and creditors, using Information Systems that may interact with or affect a company's operations.

We have not experienced any material disruption in our business or operations as a result of Y2K issues. However, there is no assurance that we will not experience interruptions in the future.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Item 8.  Financial Statements and Supplementary Data

Table of Contents to Consolidated Financial Statements

                                                                  Page

    Report of Independent Certified Public Accountants             26

    Consolidated Financial Statements:

     Balance sheets - December 31, 1999 and 1998                   27

     Statements of Operations - Year Ended

        December 31, 1999, 1998 and 1997                           28

     Statements of Shareholders' Equity - Year Ended
        December 31, 1999, 1998 and 1997                         29-30

     Statements of Cash Flows - Year Ended

        December 31, 1999, 1998 and 1997                         31-32

     Notes to Consolidated Financial Statements                  33-50

    Report of Independent Certified Public Accountants             51


FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of nStor Technologies, Inc. for the years ended December 31, 1999, 1998 and 1997 are filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of nStor Technologies, Inc.:

   Schedule I - Condensed Financial Information of Registrant    52-54

   Schedule II - Valuation and Qualifying Accounts                 55


Schedules not listed above are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                     BDO SEIDMAN, LLP


Costa Mesa, California
February 21, 2000, except
 as to the last two paragraphs
 of Note 14, which are as of
 April 14, 2000
                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   =========================================
                             (dollars in thousands)
                                                                 December 31,
                                                              -----------------
     ASSETS                                                     1999      1998
     ------                                                   -------   -------
Current assets:
  Cash and cash equivalents:
    Restricted ...........................................    $    23   $    21
    Unrestricted .........................................        650       147
  Accounts receivable ....................................      7,326     2,462
  Inventories ............................................      6,288     3,028
  Prepaid expenses and other .............................      1,614       364
                                                              -------   -------
        Total current assets .............................     15,901     6,022

Restricted cash and other non current assets .............        131       500
Property and equipment, net of $2,932 and
  $1,252 in accumulated depreciation .....................      3,476     1,653
Goodwill and other intangible assets, net of
  $1,311 and $939 in accumulated amortization ............     14,533     5,953
                                                              -------   -------
                                                              $34,041   $14,128
     LIABILITIES                                              =======   =======
     -----------
Current liabilities:
  Bank lines of credit ...................................    $ 5,111   $    --
  Director loans .........................................      1,585       300
  Convertible notes ......................................        629        --
  Other borrowings .......................................         --       200
  Accounts payable and other .............................     14,114     3,435
                                                              -------   -------
        Total current liabilities ........................     21,439     3,935

Long-Term liabilities:
  Acquisition notes ......................................      5,100        --
  Notes payable ..........................................      1,229     4,713
  Bank line of credit.....................................         --     1,738
  Convertible notes ......................................         --       592
                                                              -------   -------
        Total liabilities ................................     27,768    10,978
                                                              -------   -------
Commitments, contingencies and subsequent events

     SHAREHOLDERS' EQUITY
     --------------------
Preferred stock, $.01 par; 1,000,000 shares authorized,
 in order of preference:
  Convertible  Preferred Stock;  Series F, 4,054 and 0
   issued and outstanding as of December 31, 1999 and
   1998, respectively,  aggregate  liquidation  value
   $4,054; Series A, 1,667 issued and outstanding,
   aggregate liquidation value $1,000;  Series C, 3,000
   issued and outstanding,  aggregate liquidation value
   $3,000; Series D, 2,700 issued and outstanding,
   aggregate liquidation value $2,700;  Series E, 3,500
   and 0 issued and outstanding as of December 31, 1999
   and 1998,respectively, liquidation value $3,500               --          --
Common stock, $.05 par; 75,000,000 shares
 authorized; 26,517,824 and 20,515,425
 shares issued and outstanding at December 31, 1999
 and December 31, 1998, respectively ...............          1,331       1,025
Additional paid-in capital .........................         63,164      40,409
Accumulated deficit ................................        (58,222)    (38,284)
                                                           --------     -------
        Total shareholders' equity .................          6,273       3,150
                                                           --------     -------
                                                           $ 34,041     $14,128
                                                           ========     =======

          See accompanying notes to consolidated financial statements.

                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   =========================================
                 (dollars in thousands, except per share data)

                                                 Year Ended December 31,
                                             -----------------------------
                                                1999      1998       1997
                                                 --------   --------   --------
Sales .........................................  $ 41,089   $ 18,026   $ 26,244
Cost of sales .................................    31,326     15,258     21,461
                                                 --------   --------   --------
     Gross profit .............................     9,763      2,768      4,783
                                                 --------   --------   --------
Operating expenses:
  Selling, general and administrative .........    15,340      8,335      8,909
  Research and development ....................     2,981      2,572      2,618
  Depreciation and amortization ...............     3,355      1,352        777
  Write-down of goodwill ......................     4,588       --         --
                                                 --------   --------   --------
Total operating expenses ......................    26,264     12,259     12,304
                                                 --------   --------   --------
Loss from operations ..........................   (16,501)    (9,491)    (7,521)

Interest and other income .....................       313         71        120
Interest expense ..............................    (2,051)      (987)      (247)
                                                 --------   --------   --------
Loss before income tax ........................   (18,239)   (10,407)    (7,648)
Income tax expense ............................      --         --         (238)
                                                 --------   --------   --------
Loss before preferred dividends
  and extraordinary loss ......................   (18,239)   (10,407)    (7,886)

Extraordinary loss from debt
  extinguishment (net of tax of $0) ...........      (465)      --         --
                                                 --------   --------   --------

Net loss ......................................   (18,704)  (10,407)     (7,886)
                                                 --------   --------   --------
Preferred stock dividends .....................      (902)      (263)      --
Embedded dividend attributable to
  beneficial conversion privilege
  of Convertible Preferred Stock ..............      (332)    (1,218)      --
                                                 --------   --------   --------

Loss available to common stock ................  ($19,938)  ($11,888)  ($ 7,886)
                                                 ========   ========   ========

Basic and diluted net loss per common share:

  Loss before extraordinary loss ..............  ($   .87)  ($   .63)  ($   .42)
  Extraordinary loss ..........................      (.02)      --         --
                                                 --------   --------   --------
  Net loss per common share ...................  ($   .89)  ($   .63)  ($   .42)
                                                 ========   ========   ========

Average number of common shares
  outstanding, basic and diluted ..............22,505,084 18,888,911 18,670,477
                                               ========== ========== ==========

          See accompanying notes to consolidated financial statements.

                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                ===============================================
                             (dollars in thousands)


                                                      Preferred      Addi-
                                   Common Stock         Stock       tional
                                 -----------------  -------------   Paid-in
                                    Shares  Amount  Shares Amount   Capital     Deficit    Total
                                 ---------- ------  ------ ------   --------   ---------  -------
Balances, January 1, 1997        18,670,477 $ 934      -      -     $30,393     ($18,510) $12,817

Common stock option granted
 to outside directors                                                    61                    61

Common stock warrants issued
 in connection with borrowings                                           45                    45

Net loss for the year ended
 December 31, 1997                                                               (7,886)   (7,886)
                                ----------  ------   ----- ------   -------     -------   --------
Balances, December 31, 1997      18,670,477   934      -      -      30,499     (26,396)    5,037

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


                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                ===============================================
                       (dollars in thousands) (concluded)


                                                      Preferred      Addi-
                                   Common Stock         Stock       tional
                                 -----------------  -------------   Paid-in
                                    Shares  Amount  Shares Amount   Capital     Deficit    Total
                                 ---------- ------  ------ ------   --------   ---------  -------
Net loss for the year
 ended December 31, 1998                                                        ( 10,407) ( 10,407)
                                ----------  ------   ------ ------   -------    --------   --------
Balances, December 31, 1998     20,515,425   1,025    7,367    -      40,409    ( 38,284)    3,150

Issuance of Series E
 Convertible Preferred Stock
 in private placement, less
 $16 of issuance cost                                 3,500    -       3,484                  3,484

Issuance of Series F
 Convertible Preferred Stock
 for acquisition of Andataco,
 less $21 of issuance cost                            4,654    -       4,633                  4,633

Issuance of common stock in
 connection with:
   Satisfaction of borrowings    2,523,462    126                      6,714                  6,840
   Exercise of options and
     warrants                    1,686,241     85                      2,760                  2,845
   Conversion of Convertible
     Preferred Stock               200,000     10      (600)   -         (10)                    -
   Acquisition of Andataco         924,118     46                      1,802                  1,848
   Private placement               500,000     25                        975                  1,000
   Other                           168,578      8                        338                    346

Committed common stock
  related to executive
  termination, 123,479 shares                   6                        584                    590

Common stock warrants issued
  in connection with:
   Long-term debt                                                        791                    791
   Acquisition                                                           200                    200

Common stock options
 granted to non-employees                                                152                    152

Preferred stock dividends                                                            (902)     (902)

Embedded dividend attrib-
 utable to beneficial con-
 version privilege of
 Convertible Preferred Stock                                             332         (332)       -

Net loss for the year
 ended December 31, 1999                                                          (18,704)  (18,704)
                             ----------  ------   ----- ------       -------      --------  --------
Balances, December 31, 1999  26,517,824  $1,331  14,921 $   -        $63,164     ($58,222)  $ 6,273
                             ==========  ======   ===== ======       =======      ========  =======

----------
(a) In connection with the redemption of Series B Convertible Preferred Stock during 1998, $1 million of the remaining Series B was exchanged for Series C Convertible Preferred Stock. At December 31, 1999 there were 3,000 shares outstanding of Series C Convertible Preferred Stock with an aggregate stated value of $3 million.

          See accompanying notes to consolidated financial statements.

                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =====================================
                                 (in thousands)

                                                            Year Ended December 31,
                                                         ------------------------------
                                                           1999       1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:                    --------   --------   --------
  Net loss                                              ($18,704)  ($10,407) ($ 7,886)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization                        3,355      1,352       777
      Write-down of goodwill                               4,588          -        -
      Loss on extinguishment of debt                         465          -        -
      Provision for inventory obsolescence                   306      1,354     1,450
      Provision for uncollectible accounts receivable        954        837       522
      Amortization of deferred compensation                  171         44        40
      Amortization of deferred loan costs                    621        140        27
      Deferred income                                         -          -        182
      Minority interest in net income of
        consolidated subsidiary                              130         -         -
      Changes in assets and liabilities, net of effects
        from acquisition:
          Decrease in accounts receivable                    640        564       338
          Decrease (increase) in inventories               1,459       (805)   (1,912)
          Decrease (increase) in prepaid expenses
           and other                                         311       (112)      (94)
          Increase (decrease) in accounts payable and
            other liabilities                                403     (3,453)      242
                                                          -------    -------   -------
Net cash used by operating activities                     (5,301)   (10,486)   (6,314)
                                                          -------    -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions                              (1,372)      (379)       -
  Additions to property and equipment                       (767)      (456)   (1,453)
                                                          -------    -------   -------
Net cash used by investing activities                     (2,139)      (835)   (1,453)
                                                          -------    -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds from
    revolving bank credit facilities                      (2,590)    (1,507)    3,245
  Additions to other borrowings                            7,075     10,803       988
  Repayments on other borrowings                          (1,200)    (3,424)       -
  Issuance of Convertible Preferred
    Stock in private placements                            1,962      5,928        -
  Redemption of Convertible Preferred Stock                   -      (2,420)       -
  Issuance of common stock in private placement            1,000         -         -
  Proceeds from exercise of stock options and warrants     2,519      1,675        -
  Decrease (increase) in restricted
    cash and cash equivalents                                 -         503     (1,024)
  Cash paid for preferred stock dividends                   (823)      (151)         -
                                                          -------   -------   -------
  Net cash provided by financing activities                7,943     11,407     3,209
                                                          -------   -------   -------
Net increase (decrease) in unrestricted cash
  and cash equivalents during the year                        503        86    (4,558)
Unrestricted cash and cash equivalents at
   beginning of period                                        147        61     4,619
                                                          -------    -------   -------
Unrestricted cash and cash equivalents at end of period   $   650    $  147   $    61
                                                          =======    =======   =======

                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =====================================
                           (in thousands) (concluded)

                                                           Year Ended December 31,
                                                         ----------------------------
                                                           1999      1998      1997
                                                         --------  --------  --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during period for:

     Interest                                             $  941    $   807   $   140
                                                          =======   =======   =======
     Income taxes                                         $   -     $     3   $   238
                                                          =======   =======   =======
NON-CASH INVESTING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired                        $30,527    $   527   $    -
    Liabilities assumed                                  (16,667)        -         -
    Acquisition Notes issued                              (5,100)        -         -
    Series F Convertible Preferred Stock issued           (4,654)        -         -
    Common stock issued                                   (2,194)        -         -
    Common stock committed                                  (340)        -         -
    Warrant issued to seller                                (200)      (148)       -
                                                          -------   -------   -------
      Cash paid                                           $1,372    $   379   $    -
                                                          =======   =======   =======
NON-CASH FINANCING ACTIVITIES:

Issuance of common stock in satisfaction
    of borrowings                                         $ 6,840   $    -    $    -
                                                          =======   =======   =======
Issuance of Convertible Preferred
    Stock in satisfaction of

    borrowings                                            $ 1,500   $ 2,991   $    -
                                                          =======   =======   =======

  Embedded dividend attributable to beneficial
   conversion privilege of Convertible Preferred
   Stock:
      Series B                                            $    -    $ 1,045   $    -
      Series A                                                181       173        -
      Series E                                                151        -         -
                                                          -------   -------   -------
                                                          $   332   $ 1,218   $    -
                                                          =======   =======   =======

Deferred loan costs arising from
    issuance of warrants under
    subordinated loans                                    $   791   $   427   $    45
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

        Business

The Company is engaged as a manufacturer and supplier of high-availability, high-performance Internet storage and customized Storage Area Network (SAN) solutions, including external RAID (Redundant Array of Independent Disks) solutions, tape backup products and advanced storage management software solutions for the UNIX, Windows NT and Linux markets. (UNIX, Windows NT and Linux are computer operating systems).

        Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investment instruments with original maturities, when purchased, of three months or less.

        Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value. See Note 3 to Consolidated Financial Statements.

        Revenue Recognition

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns. Revenue related to extended warranty contracts is deferred and recognized over the period in which costs are expected to be incurred, based upon historical evidence, in performing services under the contracts. The Company also contracts with outside vendors to provide services relating to various on-site warranties which are offered for sale to customers; on-site warranty revenues and amounts paid in advance to outside service organizations are recognized in the financial statements in sales and cost of goods sold, respectively, over the warranty period.

        Warranty Costs

A provision is made for warranty costs in excess of those provided for by the original equipment manufacturer.

        Long-Lived Assets

The Company has adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Property and Equipment

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term.

        Goodwill and Other Intangible Assets

Intangible assets, substantially goodwill, are carried at cost and amortized under the straight-line method generally over 7 to 15 years, the estimated useful lives. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired (see Notes 2 and 3 to Consolidated Financial Statements).

During the fourth quarter of 1999 (see Note 15 to Consolidated Financial Statements), the Company recorded a goodwill write-down of approximately $4.6 million. This write-down eliminated all remaining unamortized goodwill related to the 1996 acquisition of Parity Systems, Inc (Parity). The Parity goodwill was determined to have been impaired because of the Company's inability to generate future operating income from the assets acquired in the Parity acquisition.

        Research and Development Costs

Research and development costs are expensed as incurred.

        Income Taxes

Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

        Net Loss Per Common Share ("EPS")

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

As of December 31, 1999 and 1998, outstanding potentially dilutive securities include the following, respectively: 4,622,997 and 2,946,500 shares underlying stock options; 9,884,666 and 7,366,667 shares underlying convertible preferred stock; 1,949,972 and 1,761,667 shares underlying warrants; 160,000 shares underlying convertible debt and 123,479 shares underlying commitments under severance agreements.

        Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Management believes that its projected income from operations and its bank line of credit will be sufficient to meet the Company's capital and operating requirements for the next twelve months. If sales are less than projected, or if the Company is unable to generate adequate cash flow from its sales, the Company may need to seek additional sources of capital which may not be available on terms acceptable to the Company and/or decrease its planned capital and operating expenditures.

        Financial Instruments

SFAS No.107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999 and 1998.

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

        Dependence on Suppliers

The Company  has and will  continue  to rely on outside  vendors to  manufacture certain subsystems and electronic components and subassemblies used in the production of the Company's products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The Company performs ongoing quality and supply evaluation reviews with its outside vendors. Supply, delivery and quality of subsystems and electronic components and subassemblies have been adequate to fulfill customer orders and management does not expect any vendor problems in the next 12 months.

        Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.

        Comprehensive Income

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components in a full set of general-purpose financial statements. All prior period data presented has been restated to conform to the provisions of SFAS 130. The Company had no other comprehensive income (loss) for all periods presented.

        New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000. We have not yet quantified the impact of adopting SFAS No. 133 on our financial statements and have not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

(2)  ACQUISITIONS

    Andataco, Inc.

On June 8, 1999, the Company purchased approximately 76% of the total issued and outstanding stock of Andataco, Inc. (Andataco) from affiliates of W. David Sykes (Mr. Sykes), the then President of Andataco, for $5.1 million. The purchase price was paid in the form of 9.5% subordinated promissory notes. The principal balance of the notes is due on June 17, 2004. Andataco is a developer, manufacturer, and marketer of high performance, high availability information storage solutions for the open systems market.

As part of the acquisition of Andataco, the Company also acquired from Mr. Sykes, a promissory note in the original principal amount of $5.2 million payable by Andataco to Mr. Sykes. The purchase price for the promissory note was: $.5 million in cash; 4,654 shares of the Company's Series F convertible preferred stock convertible into an aggregate of 1,551,333 shares of the Company's common stock based on a conversion price of $3.00 per share; and three-year warrants to purchase an additional 155,133 shares of the Company's common stock for $3.30 per share valued at $.2 million based on the Black-Scholes option-pricing model.

On November 2, 1999, the Company acquired the remaining shares of Andataco by exchanging approximately 924,000 shares of the Company's common stock (valued at approximately $1.8 million) for the remaining shares of common stock held by Andataco shareholders.

The acquisition, with an aggregate purchase price of $14.4 million, including $1.6 million in acquisition costs, was accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the respective acquisition dates. Effective with the initial acquisition in June 1999, the operating results of Andataco have been included in the Company's consolidated financial statements. The excess of the purchase price over the fair value of net assets acquired (goodwill) aggregated approximately $14.7 million and is being amortized on a straight-line basis over seven years.

The following are unaudited pro forma results of operations as if the acquisition of Andataco had occurred at the beginning of the fiscal years ended December 31, 1999 and 1998 (in thousands except for per share data):

                                     Year Ended December 31,
                            ------------------------------------------------
                                      1999                      1998
                            ----------------------    ----------------------
                                         Pro Forma                 Pro Forma
                            Historical    Combined    Historical    Combined

                            ----------   ---------    ----------   ---------

  Net sales                 $   41,089   $  65,338    $   18,026   $  95,545

  Loss before preferred
   dividends and extra-
   ordinary loss            $  (18,239)  $ (20,104)   $  (10,407)  $ (12,673)

  Net loss available

   to common stock          $  (19,938)  $ (22,110)   $  (11,888)  $ (14,956)

  Basic and diluted

   net loss per share       $    (0.89)  $   (0.95)   $    (0.63)  $   (0.77)

  Average number of common
   shares outstanding,
   basic and diluted        22,505,084   23,320,333   18,888,911  19,435,911


These pro forma results may not be indicative of the results of operations that would have been reported if the transaction had occurred as of these dates, or which may be reported in future periods.

(3)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness (see Note 5 to Consolidated Financial Statements).

                                                      December 31,
                                                    ---------------
                                                     1999     1998
                                                    ------   ------
Accounts Receivable

     Trade receivables                              $8,759   $2,964
     Less allowance for doubtful accounts           (1,604)    (502)
                                                    ------   ------
                                                     7,155    2,462
     Other receivables                                 171        -
                                                    ------   ------
                                                    $7,326   $2,462
                                                    ======   ======
Prepaid expenses and Other

     Prepaid service costs                          $1,174   $    -
     Other                                             440      364
                                                    ------   ------
                                                    $1,614   $  364
                                                    ======   ======
Inventories

     Raw materials                                  $4,942   $2,641
     Work-in-process                                   454       95
     Finished goods                                    892      292
                                                    ------   ------
                                                    $6,288   $3,028
                                                    ======   ======

Property and Equipment

     Computer equipment                             $4,075   $1,313
     Computer software                                 770      729
     Leasehold improvements                            788      332
     Furniture, fixtures and office equipment          465      288
     Other                                             310      243
                                                    ------   ------
                                                     6,408    2,905
     Less accumulated depreciation                  (2,932)  (1,252)
                                                    ------   ------
                                                    $3,476   $1,653
                                                    ======   ======

Depreciation expense amounted to approximately $1.8 million and $.9 million for the years ended December 31, 1999 and 1998, respectively.

Goodwill and Other Intangible Assets

     Goodwill                                      $15,497   $6,545
     Intellectual assets                               347      347
                                                    ------   ------
                                                    15,844    6,892
     Less accumulated amortization                  (1,311)    (939)
                                                    ------   ------
                                                   $14,533   $5,953
                                                    ======   ======

Amortization of goodwill and other intangible assets amounted to approximately $1.6 million and $.5 million for the years ended December 31, 1999 and 1998, respectively. During the fourth quarter of 1999, the Company recorded a goodwill write-down of $4.6 million (See Note 1 to Consolidated Financial Statements).

Accounts payable and other

     Accounts payable                              $ 8,072   $2,436
     Deferred revenue                                2,426       -
     Other                                           3,616      999
                                                    ------   ------
                                                   $14,114   $3,435
                                                    ======   ======


(4)     INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the SFAS 109 asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows (dollars in thousands):

                                              Year Ended December 31,
                                            1999         1998        1997
                                          --------     --------    --------
Amount computed at Federal statutory
  rate of 34%                             ($6,359)     ($3,538)    ($2,681)
Amortization of non-deductible
 intangible assets                            533           -           -
Expenses not deductible for tax
  purposes                                    159           79          51
Losses not deductible for tax purposes        158           -           -
Exercise of non-qualified stock options      (272)          -           -
Alternative minimum taxes                      -            -          238
Losses for which no current benefits
  are available                             5,781        3,459       2,630
                                         ---------     --------    --------
Provision for income taxes               $     -       $    -      $   238
                                         =========     ========    ========


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                   December 31,
                                                  1999     1998
                                                 ------   ------
         Deferred tax assets:
           Net operating loss carryforwards     $12,295   $6,267
           Alternative minimum tax carryforward     770      332
           Research and development credit
             carryforward                         1,422      802
           Depreciation and amortization          1,571      148
           Allowance for doubtful accounts          546     (171)
           Inventory and warranty reserves          860     (222)
                                                 ------   ------
         Net deferred tax assets                 17,464    7,156
         Less valuation allowance               (17,464)  (7,156)
                                                 ------   ------
         Deferred taxes                          $   -    $   -
                                                 ======   ======



At December 31, 1999 and 1998, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that loss carryforwards will not be realized based on recent operating results.

As of December 31, 1999, there were unused net operating loss carryforwards (the "NOL's") for regular federal tax purposes of approximately $36 million and California tax purposes of approximately $4.7 million expiring from 2012 through 2019 and 2001 through 2004, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.4 million which expire from 2002 through 2019 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million at December 31, 1999, which may be used indefinitely to reduce regular federal income taxes.

The acquisition of Andataco in 1999 caused a change in ownership for income tax purposes. Under Internal Revenue Code Section 382, the usage of approximately $8 million of Andataco's federal NOL carryforward and approximately $2 million of the California NOL carryforward will be limited annually to approximately $.4 million. The usage of Andataco's tax credit carryforward is also subject to limitation because of the change in ownership.

For the year ended December 31, 1997, the provision for federal income tax expense of $.2 million represents AMT taxes paid during 1997.

(5)  BORROWINGS

     Bank Line of Credit

Andataco Revolver

The Andataco Revolver provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Andataco Revolver currently bears interest at prime plus 1/2 percent (9.0% at December 31, 1999) and matures in April 2002. Andataco pays a facility fee of .25% based on the average unused portion of the maximum borrowings. Advances under the Andataco Revolver are collateralized by substantially all assets of Andataco. The Andataco Revolver provides for certain financial covenants, including Andataco maintaining a certain minimum working capital and tangible net worth. During the second quarter ended June 30, 1999, Andataco was not in compliance with the financial covenant regarding tangible net worth; however, effective July 13, 1999, the lender agreed to waive the default, subject to, among other things, receipt from nStor of a $.5 million capital contribution. On July 16, 1999, nStor contributed $.5 million in cash as a capital contribution to Andataco. As of December 31, 1999, the outstanding balance of the Andataco Revolver was $5.1 million and an additional approximately $.2 million was available based on eligible collateral. The weighted interest rate on the Andataco Revolver was 8.7% for the year ended December 31, 1999. See note 14 to consolidated financial statements.


nStor Revolver

In January 2000, the Company paid off the outstanding balance and terminated the nStor revolving line of credit agreement (nStor Revolver). During fiscal 1999, the nStor Revolver provided for borrowings based on the lesser of $5 million or 80% of eligible accounts receivable, as defined. Interest was paid based on prime plus 2% (10.5% at December 31, 1999). The Company paid a facility fee equal to 1% per annum on the total facility of $5 million. Advances under the nStor Revolver were collateralized by substantially all assets of the Company (excluding those of Andataco), including $.5 million reflected as Restricted Cash as of December 31, 1998. The balance under the nStor Revolver as of December 1999 was $10,000. The weighted interest rate on the nStor Revolver was 10.0% and 10.1% for the years ended December 31, 1999 and 1998, respectively.

Notes Payable, Director Loans and Extraordinary Loss on Extinguishment of Debt

At December 31, 1998, current borrowings included $.3 million due to a company controlled by H. Irwin Levy, a director and principal shareholder of the Company (collectively, Mr.Levy). During 1999, Mr. Levy advanced an additional $3.6 million to the Company. Of these amounts, the Company satisfied $.8 million by issuing 395,000 shares of the Company's common stock and satisfied $1.5 million by issuing 1,500 shares of the Company's Series E Convertible Preferred Stock (see note 9 to Consolidated Financial Statements). At December 31, 1999, current borrowings included $1.6 million due to Mr. Levy, the maximum amount available under a revolving basis with interest at 10% per annum, due 30 days from demand. Aggregate interest expense paid to Mr. Levy was $149,000, $217,000 and $27,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In January 2000, the promissory note was paid off and satisfied in full. See note 14 to consolidated financial statements.

In December 1999, the Company issued 1,878,462 shares of its common stock in full satisfaction of $5.5 million of Notes Payable, including 338,462 shares of common stock in full satisfaction of $1 million of Notes Payable to Mr. Levy and a company controlled by Mr. Levy; 42,308 shares of common stock in full satisfaction of $.1 million of Notes Payable to a company controlled by Mark Levy, a Director of the Company until January 2000; 42,308 shares of common stock in full satisfaction of $.1 million of Notes Payable to a company controlled by another member of the Levy family; and 84,615 shares of common stock in full satisfaction of $.3 million of Notes Payable to Bernard Green, a Director of the Company (Mr. Green). On the date of satisfaction, the unamortized discount on the Notes Payable was $.5 million which was recorded as an extraordinary loss on extinguishment of debt. The remaining Notes Payable amounted to $1.3 million (net of $21,000 of unamortized discount) at December 31, 1999, bear interest at 10% per annum and mature on September 5, 2001, as extended.

In connection with the issuance of $5 million of Notes Payable in 1998 and $1.8 million in 1999, the Company issued warrants to purchase 2,266,666 shares (600,000 in 1999 and 1,666,666 in 1998) of the Company's common stock including warrants to purchase 333,332 shares of the Company's common stock to Mr. Levy and a privately owned corporation controlled by Mr. Levy; warrants underlying 41,666 shares to Mark Levy; 41,667 shares to companies controlled by another member of the Levy family; and 83,333 shares to Mr. Green. The warrants were valued under the Black-Scholes option-pricing model as of their respective dates of issuance at an aggregate of $1.2 million and were recorded as a discount to the Notes Payable, of which $582,000 and $137,000 was amortized as interest expense for the years ended December 31, 1999 and 1998, respectively.

     Acquisition Notes

In connection with the acquisition of Andataco (See Note 2 to Consolidated Financial Statements), the Company issued $5.1 million in subordinated promissory notes to affiliates of Mr. Sykes (Acquisition Notes). The Acquisition Notes bear interest at 9.5% per annum and become due in June 2004.

     Convertible Notes

The Company has issued certain convertible notes with a face amount of $400,000, which have been discounted based on an effective interest rate of 12%, include accrued interest of $222,000 and $214,000 at December 31, 1999 and 1998, respectively, mature in 2000 and are convertible into 160,000 shares of common stock of the Company (based on one common share for each $2.50 of face amount).

Maturities

Scheduled and estimated maturities of the Company's borrowings are as follows:

             Years ending December 31,

                   2000                $ 7,325
                   2001                  1,229
                   2002                     -
                   2003                     -
                   2004                  5,100
                                       -------
               Total payments           13,654
               Less current portion      7,325
                                       -------
               Long-Term portion       $ 6,329
                                       =======

(6)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions, including external RAID subsystems. The Company's customers include end users, original equipment manufacturers, integrators and value added resellers. Financial instruments which potentially subjects the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. Sales to two customers accounted for 15% and 11%, 27% and 13%, and 11% and 10% for the years ended December 31, 1999, 1998 and 1997, respectively. No other customer accounted for 10% or more of sales in any of the three years presented.

Sales  to  geographic   areas  other  than  the  United  States  have  not  been
significant.

(7)  LITIGATION

In June 1996, Jack Ehrenhuas, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the Supreme Court of the State of New York, County of Nassau, against the Company and Michael Wise, its then Chairman of the Board and currently a director. The plaintiffs claim to have contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by the Company and seek compensatory damages plus punitive damages.

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against a subsidiary of the Company, its then president, R. Daniel Smith ("Mr. Smith"), and a company controlled by Mr. Smith. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Both cases are currently in discovery. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiffs' claims and, accordingly, the Company believes that the claims are without merit.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business or operations or cash flows.

(8)  COMMON STOCK

On March 30, 1999, the Company issued 645,000 shares of common stock (including 395,000 shares to Mr. Levy) in satisfaction of approximately $1.3 million of debt.

In April 1999, the Company issued 500,000 shares of common stock and a warrant to purchase an aggregate of 250,000 shares of common stock at a purchase price of $2.00 per share, for $1 million in cash to a private investor.

In November 1999, the Company acquired the remaining shares of Andataco common stock by merging Andataco with a wholly owned subsidiary, which had been organized for that purpose. In the merger, the Company issued approximately 924,000 shares of common stock, with an aggregate value of $1.8 million, to the Andataco shareholders in exchange for the remaining shares of Andataco common stock. As part of the acquisition cost of Andataco, the Company issued 168,578 shares of common stock to a financial advisor of Andataco.

In December 1999, the Company issued 1,878,462 shares of common stock in full satisfaction of $5.5 million of Notes Payable.

Also in December 1999, 600 shares of the Series F Preferred Stock were converted into 200,000 shares of common stock at a conversion price of $3.00 per share.

During fiscal year 1999, the Company issued approximately 1,686,000 shares of common stock on the exercise of stock options and warrants for an aggregate amount of $2.8 million.

(9)  8% CONVERTIBLE PREFERRED STOCK

EITF 98-5 addresses accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. In accordance with this EITF a preferred stock dividend, attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during 1999 and 1998, the Company recorded $.3 million and $1.2 million, respectively, as an additional embedded dividend attributable to the beneficial conversion privilege on its convertible preferred stock.

Series A

On July 7, 1998, the Company borrowed $1 million from a private investor under an 8% Convertible Subordinated Debenture (the "Debenture"), payable on September 25, 1998, as extended. In September 1998, the Debenture was converted into 1,667 shares of the Company's 8% Convertible Preferred Stock, Series A (the "Series A Preferred Stock").

The Series A Preferred Stock with a stated value of $1 million as of December 31, 1999 accrued dividends at 8% per annum, payable quarterly and was convertible into shares of the Company's common stock based on a fixed conversion price of $.60 per share. On February 1, 2000 all of the Series A Preferred Stock was converted into 1,666,667 shares of the Company's common stock.

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

On October 30, 1998, the Company redeemed $2.3 million of the Series B Preferred Stock held by unrelated private investors for approximately $2.5 million in cash (including a premium of $.1 million and accrued dividends of $.1 million) and warrants to purchase 300,000 shares of the Company's common stock, exercisable upon issuance at $1.00 per share and expiring in October 2001. In conjunction with this redemption, effective October 28, 1998, the Company issued 8% Convertible Preferred Stock, Series C (the "Series C Preferred Stock") with a stated value of $1 million in exchange for the remaining $1 million of Series B Preferred Stock which was held by Mr. Levy.

As a result of these two transactions, all of the Company's convertible preferred stock which was based on a variable conversion price was redeemed either for cash or preferred stock that is based on a fixed conversion price.

Series C

The Series C Preferred Stock with a stated value of $3 million (including the $1 million that was exchanged for Series B) as of December 31, 1999 accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share and has an automatic conversion feature in which each share not converted as of July 7, 2000 automatically converts into the Company's common stock. Mr. Levy holds all of the 3,000 outstanding shares of the Series C Preferred Stock.

Series D

During October 1998, the Company received $2.7 million in cash from unrelated private investors in a private placement of its 8% Convertible Preferred Stock, Series D (the "Series D Preferred Stock"). Of this amount, $2.5 million was used in the redemption of the Series B Preferred Stock. The Series D Preferred Stock with a stated value of $2.7 million as of December 31, 1999, accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share and has an automatic conversion feature in which each share not converted into the Company's common stock within three years from the date of issuance is automatically converted. On February 1, 2000 $.7 million of the Series D Preferred Stock was converted into 700,000 shares of the Company's common stock.

Series E

In a private placement of its Series E Convertible Preferred Stock, (the "Series E Preferred Stock") in June 1999, the Company issued 3,500 shares for $3.5 million, of which $1.5 million was in satisfaction of borrowings from Mr. Levy, and three-year warrants to purchase an aggregate of 116,667 shares of the Company's common stock at a price of $3.30 per share (including 50,000 shares to Mr. Levy). The Series E Preferred Stock with a stated value of $3.5 million as of December 31, 1999 requires quarterly dividends at the following annual rates:
8% during the first year, 9% during the second year and 10% thereafter. The Series E Preferred Stock is convertible into shares of the Company's common stock based on a fixed conversion price of $3.00 per share.

Series F

As part of the acquisition of Andataco, the Company issued 4,654 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock") to Mr. Sykes. The shares of Series F Preferred Stock, with a stated value of $4.7 million, are convertible into the Company's common stock based on a fixed conversion price of $3.00 per share. The Series F Convertible Preferred Stock requires quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter. In December 1999, 600 shares of the Series F Preferred Stock were converted into 200,000 shares of the Company's common stock. In January and February 2000, an additional 3,118 shares of Series F Preferred Stock were converted into 1,039,300 shares of the Company's common stock.

(10)  STOCK OPTIONS AND WARRANTS

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted to employees under its Option Plan (the "Plan"). Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market value on the date of grant over the exercise price.

Under the Plan, qualified and nonqualified stock options to purchase up to seven million shares of the Company's common stock may be granted to officers, directors, key employees and non-employees. The maximum term of the options granted under the Plan is ten years. The stock options granted under the Plan generally vest over three to five years annually on an equal basis.

SFAS No.123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted under the Plan, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected lives of ten years; volatility at 60% for 1999, 60% for 1998 and ranging from 57% to 60% for 1997, and; risk-free interest rates of 5.6% for 1999, 5.3% for 1998, and ranging from 5.7% to 6.79% for 1997.

Under the accounting provisions of SFAS 123, the Company's net loss and loss per share, for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands, except per share):

                                Year Ended  December 31,
                            ------------------------------
                              1999       1998       1997
                            --------   --------   --------
     Net loss:
       As reported          ($18,704)  ($10,407)  ($7,886)
       Pro forma            ($18,811)  ($10,836)  ($8,123)
     Loss per share:
       As reported             ($.89)     ($.63)   ($.42)
       Pro forma               ($.89)     ($.65)   ($.43)

Changes in options outstanding are summarized as follows:

                                                     Weighted-
                                                      Average
                                          Weighted-    Fair
                                           Average   Value Per
                                          Exercise    Share of
                                            Price     Options
                                 Shares   Per Share   Granted
                            (in thousands)
                                 ------   ---------  ---------
Balance, January 1, 1997         1,475        2.53
  Granted - equal to
    market value                   325        2.21       1.64
  Forfeited                        (35)       2.10
                                 -----
Balance, December 31, 1997       1,765        2.48
                                 -----
  Granted - equal to
    market value                   881        1.38       1.03
  Granted - exceeds
    market value                 1,160        1.14        .52
  Forfeited                       (860)       1.98
                                 -----
Balance, December 31, 1998       2,946(a)     1.67

  Granted - equal to
   market value                  3,453        2.23      1.60
  Exercised                       (818)       1.75
  Forfeited                       (958)       1.97
                                 -----
Balance, December 31, 1999       4,623
                                 =====

------------
 (a) In June 1998, the Company granted a conditional Employee Incentive Stock Option to its then President, Lawrence F. Steffann, to purchase 750,000 shares of the Company's common stock. The grant was conditional because of the 2.5 million share limitation under the Plan. On November 1, 1999 the shareholders of the Company approved to amend the 1996 Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 2,500,000 to 7,000,000.

At December 31, 1999, 1998 and 1997, a total of 853,000,  1,189,000 and 705,000, respectively, of the outstanding options were exercisable with a weighted-average exercise price of $2.20, $2.31 and $2.91, respectively, per share. The number of options available to grant under the Plan was 1,708,503 and 0 as of December 31, 1999 and 1998, respectively.

The following table summarizes information about fixed stock options at December 31, 1999:

                                                                   Weighted
                            Weighted                               Average
               Number        Average     Weighted    Number        Exercise
             Outstanding    Remaining    Average   Exercisable     Price of
 Exercise    at Dec. 31,   Contractual   Exercise  at Dec. 31,    Exercisable
  Prices        1999          Life        Price       1999          Options
           (in thousands)                         (in thousands)
--------    -----------   -----------   --------  -----------     -----------

$.50-$1.75      1,783       8.9 years     $1.41         326          $1.09
$2.00-$2.69     2,595       9.3 years     $2.23         327          $2.20
$3.00-$4.00       245       7.4 years     $3.82         200          $4.00
                -----       ---------     -----       -----          -----
 $.50-$4.00     4,623       9.0 years     $1.99         853          $2.19
                =====       =========     =====        =====         =====


At December 31, 1999, the Company had outstanding warrants under which 1,949,972 shares of common stock could be acquired. Information relating to these warrants is summarized as follows:

                             Number of
                              Shares                     Warrant Price
                          (in thousands)            Per Share      Total
                           -----------            ------------  -----------
Balance, January 1, 1997         500                 $2.10     $ 1,050,000

Warrants issued                   55                 $2.35         129,000
                            ---------                           ----------
Balance, December 31, 1997       555              $2.10-$2.35    1,179,000

Warrants issued                4,324              $1.00-$2.35    5,691,000
Warrants exercised            (1,450)             $1.00-$1.50   (1,675,000)
Warrants canceled             (1,667)                $1.50      (2,500,000)
                            ----------                          ----------
Balance, December 31, 1998     1,762              $1.00-$2.35    2,695,000

Warrants issued                1,122              $2.00-$3.30    3,197,000
Warrants exercised              (870)             $1.00-$2.10   (1,378,000)
Warrants expired                 (64)                $2.10        (134,000)
                            ----------                          ----------
Balance, December 31, 1999     1,950              $1.25-$3.30  $ 4,380,000
                            =========                           ==========

                              Number
                            of Shares
                            Subject to
        Expiration            Warrants        Exercise
           Date            (in thousands)      Price
        ----------          ----------        --------

      January 2000              30              $2.10
      October 2000              65              $2.35
      December 2000            400              $1.38
      March 2001               333              $1.25
      January 2002             600              $3.00
      April 2002               250              $2.00
      June 2002                272              $3.30
                             -----
                             1,950
                             =====

As of December 31, 1999, the Company had reserved common stock for the following purposes (in thousands):

         Convertible preferred stock       9,885
         1996 Stock Option Plan            4,623
         Stock warrants                    1,950
         Severance agreements                123
         Convertible notes payable           160
                                          ------
                                          16,741
                                          ======


(11)  RELATED PARTY TRANSACTIONS

     Syko Properties

The Company currently leases its San Diego corporate office from an entity owned by Mr. Sykes, an officer of the Company until early 2000, after which date he was no longer affiliated with the Company. The Company paid this entity approximately $193,000 during the year ended December 31, 1999 under the terms of the lease agreement.

     Hilcoast Advisory Services, Inc. ("Advisor")

From July 1996 through October 1997, the Company paid $6,000 per month, and commencing again in October 1999, began paying $5,000 per month, plus reimbursement of out-of-pocket expenses, to Advisor for certain financial consulting and administrative services provided to the Company. Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of the Advisor's parent. Management believes that the terms of this agreement were no less favorable to the Company than those that would be received from other sources.

(12)  LEASES

The Company leases its operating facilities under operating leases which expire at various dates through March 2003. At December 31, 1999, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

                       Due to       Due to
                    Non-related    Related
                       Party        Party           Total
                      --------     -------         -------
               2000   $   438       $  331         $   769
               2001       210          331             541
               2002       152          331             483
               2003        86           83             169
                      --------      ------          ------
                      $   886       $1,076         $ 1,962
                      =======      =======          ======


Rent expense was $790,000, $513,000 and $485,000 for the years ended December 31, 1999, 1998 and 1997, respectively (see Note 11 to Consolidated Financial Statements).

(13)  401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan") covers substantially all employees meeting certain minimum age and service requirements. Company contributions to the plan are determined by the Board of Directors. The Company has made no contributions to the 401(k) Plan as of December 31, 1999.

(14) SUBSEQUENT EVENTS

   OneofUs Company Limited

On January 19, 2000, the Company acquired substantially all of the assets of OneofUs Company Limited for an aggregate purchase price of $2,850,000, consisting of $250,000 cash and 776,000 shares of the Company's common stock with an aggregate value of $2,600,000 (based on the average market price of the Company's stock during the ten (10) trading days ended January 19, 2000). The shares were issued to three selling stockholders pursuant to employment
agreements   and  to  a  fourth  selling   stockholder  in  connection   with  a
confidentiality, noncompetition and nonsolicitation agreement. We agreed to register the shares on a Registration Statement on Form S-3. OneofUs is a Taiwan-based, privately-held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the Storage Area Network market.

  Borg Adaptive Technologies, Inc.

On January 10, 2000, the Company sold substantially all of the assets of Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7.5 million cash. The assets included all of the intellectual property rights relating to the Adaptive RAID technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements. The Company expects to record a gain of approximately $6.5 million from this transaction during the first quarter of fiscal year 2000. The Borg division costs were $1.0 million and $.7 million in 1999 and 1998, respectively.

In connection with the sale, the Company retained a perpetual license to use, compile and modify the software relating to the Adaptive RAID technology, as well as a license to distribute, market and sublicense the software in conjunction with our storage products.

   Executive Management

On January 20, 2000, the Company entered into a letter agreement with Harris Ravine (Mr. Ravine), the former Chief Executive Officer of the Company's Andataco subsidiary, relating to the termination of his employment. Pursuant to the agreement, the Company issued 80,000 shares of common stock to Mr. Ravine and paid him $10,000 in cash.

On January 26, 2000, the Company entered into a termination agreement with Lawrence F. Steffann (Mr. Steffann), the Company's former President, relating to the termination of his employment. Pursuant to the agreement, the Company issued 43,479 shares of common stock to Mr. Steffann and paid him approximately $27,000 in cash.

Effective January 17, 2000, Larry Hemmerich (Mr. Hemmerich) was appointed the Company's new President and Chief Executive Officer. In connection with this appointment, the Company entered into a two-year employment agreement with Mr. Hemmerich, providing for an annual base salary of $325,000, a $125,000 bonus in the first year and a bonus based upon meeting certain objectives set by the Board of Directors in the second year.

   Borrowings

At February 29, 2000 and March 31, 2000, Andataco was not in compliance with the minium tangible net worth covenant pursuant to the Andataco Revolver; however, effective March 29, 2000, the lender agreed to waive the default for both periods. Effective April 14, 2000, the Company and the lender agreed to amend certain terms of the Andataco Revolver including the following: a change in the borrower from Andataco to the Company; an increase in the interest rate to prime plus 1.5%; and new minimum net worth and net income covenants on a consolidated basis. All other significant provisions of the Andataco Revolver remain the same.

Effective April 12, 2000, Mr. Levy agreed to commit to a $2 million revolving line of credit facility to the Company, which bears interest at 10% per annum. The maturity date on this line of credit is the earlier of April 30, 2001 or when the Company executes its amended bank line of credit.


(15) FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1999, the Company recorded a write-down of goodwill of $4.6 million (see Note 1 to Consolidated Financial Statements). The Company also recorded a write-down of $.6 million resulting from a re-valuation of certain inventory, which included potentially obsolete inventory and transitional issues associated with transferring the operational portion of the business from Lake Mary to San Diego. Management was unable to reasonably estimate the effect, if any, of certain of those adjustments on prior quarters in 1999 because of the timing of completion of the acquisition of Andataco.

(16) COMMITMENTS

The common  stock  issued to Mr.  Ravine  and Mr.  Steffann  in January  2000 in
connection  with  their  employment   termination  agreements  was  recorded  as
committed common stock as of December 31, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
  nStor Technologies, Inc.



The audits referred to in our report dated February 21, 2000, except as to the last two paragraphs of note 14, which are as of April 14, 2000, relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included in the audit of the financial statement schedules listed in the accompanying index. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

                                                          BDO Seidman, LLP



Costa Mesa, California
February 21, 2000, except
 as to the last two paragraphs
 of Note 14, which are as of
 April 14, 2000
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                       Fiscal Year Ended December 31, 1999

The following represents the condensed unconsolidated balance sheet for nStor Technologies, Inc. as of December 31, 1999, and the condensed unconsolidated statements of operations and cashflows for the year ended December 31, 1999.

                     CONDENSED UNCONSOLIDATED BALANCE SHEET

                                                (in thousands)

                                                                    December 31,
     ASSETS                                                              1999
     ------                                                            -------
Current assets:
  Cash and cash equivalents ......................................     $    466
  Prepaid expenses and other .....................................           79
                                                                       --------
        Total current assets .....................................          545

Investments in and receivables from subsidiaries .................       14,945
Other non-current assets .........................................           68
                                                                       --------
                                                                       $ 15,558
     LIABILITIES                                                        =======
     ----------
Current liabilities:
   Borrowings ....................................................     $  2,214
   Accounts payable and other ....................................          550
   Dividends payable .............................................          192
                                                                       --------
        Total current liabilities ................................        2,956

Notes payable ....................................................        6,329
                                                                       --------
        Total liabilities ........................................        9,285
                                                                       --------

     SHAREHOLDERS' EQUITY
     --------------------
Preferred stock, $.01 par; 1,000,000 shares authorized,
 in order of preference:
  Convertible  Preferred Stock;  Series F, 4,054
  and 0 issued and outstanding as of  December  31, 1999
  and 1998,  respectively,  aggregate  liquidation  value
  $4,054; Series A, 1,667 issued and outstanding,
  aggregate  liquidation value $1,000;  Series C, 3,000
  issued and outstanding,  aggregate  liquidation value
  $3,000; Series D, 2,700 issued and outstanding,
  aggregate  Liquidation value $2,700;  Series E, 3,500
  and 0 issued and  outstanding as of December 31, 1999
  and 1998, respectively, liquidation value $3,500 ...............         --
Common stock, $.05 par; 75,000,000 shares authorized;
 26,517,824 and 20,515,425 shares issued and outstanding
 at December 31, 1999 and December 31, 1998, respectively ........        1,331
Additional paid-in capital .......................................       63,164
Accumulated deficit ..............................................      (58,222)
                                                                       --------
        Total shareholders' equity ...............................        6,273
                                                                       --------
                                                                       $ 15,558
                                                                       ========
                            nSTOR TECHNOLOGIES, INC.
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  CONDENSED UNCONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)


                                                                    Year Ended
                                                                    December 31,
                                                                         1999
                                                                     ----------
Loss from investment in subsidiaries ..........................        ($16,137)
Other income ..................................................              92
                                                                       --------
                                                                        (16,045)
Operating expenses:
  Selling, general and administrative .........................             637
                                                                       --------
Operating loss ................................................         (16,682)

Other expense:
  Interest expense ............................................           1,557
                                                                       --------
Loss before preferred dividends and
 extraordinary loss ...........................................         (18,239)

Extraordinary loss from debt extinguishments
 (net of tax of $0) ...........................................            (465)
                                                                       --------
Net loss ......................................................         (18,704)
                                                                       --------

Preferred stock dividends .....................................            (902)
Embedded dividend attributable to
  beneficial conversion privilege
  of Convertible Preferred Stock ..............................            (332)
                                                                       --------
Loss available to common stock ................................        ($19,938)
                                                                       ========
                            nSTOR TECHNOLOGIES, INC.
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONCLUDED)
                CONDENSED UNCONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                     Year Ended
                                                                    December 31,
                                                                         1999
CASH FLOWS FROM OPERATING ACTIVITIES:                               ------------
  Net loss .......................................................     ($18,704)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization of deferred compensation costs ................          171
      Amortization of deferred loan costs ........................          620
      Loss on extinguishment of debt .............................          476
   Changes in assets and liabilities, net of effects
    from acquisition:
          Decrease in receivables from subsidiaries ..............        8,567
          Increase in prepaid expenses and other .................         (141)
          Increase in accounts payable and
            other liabilities ....................................          188
                                                                       --------
Net cash used by operating activities ............................       (8,823)
                                                                       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions .....................................       (1,354)
                                                                       --------
Net cash used by investing activities ............................       (1,354)
                                                                       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from other borrowings .................................        7,075
  Repayments on other borrowings .................................       (1,200)
  Issuance of Convertible Preferred Stock in private
   placements, net of costs ......................................        1,962
  Issuance of common stock in private placement ..................        1,000
  Proceeds from exercise of stock options and warrants ...........        2,519
  Cash paid for preferred stock dividends ........................         (823)
                                                                       --------
  Net cash provided by financing activities ......................       10,533
                                                                       --------
Net increase in unrestricted cash and cash equivalents
 during the year .................................................          356
Unrestricted cash and cash equivalents at beginning of
 period ..........................................................          110
                                                                       --------
Unrestricted cash and cash equivalents at end of period ..........     $    466
                                                                       ========
                            nSTOR TECHNOLOGIES, INC.
                 Schedule II-- Valuation and Qualifying Accounts
               Fiscal Years Ended December 31, 1999, 1998 and 1997


                                                Additions
                          Balance at  Additions Resulting             Balance at
                          Beginning    Charged    from                  End of
                           of Year    to Income  Merger   Deductions*    Year
                          ---------- --------- ---------- ----------- ----------
Allowance for Doubtful
 Accounts Receivable:
  1999.................. $ 502,000 $  954,000  $ 228,000  $   80,000  $1,604,000
  1998..................   500,000    837,000         --     835,000     502,000
  1997..................   550,000    522,000         --     572,000     500,000

Allowance for Inventory
 Obsolescence:
  1999.................. $ 428,000 $1,497,000  $2,085,000 $  591,000  $3,419,000
  1998.................. 1,839,000  1,354,000         --   2,765,000     428,000
  1997..................   902,000  1,450,000         --     513,000   1,839,000

---------
* Deductions represent amounts written off against the allowance, net of recoveries.

Item 9.  Disagreement on Accounting and Financial Disclosure

               Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the caption "Election of Directors" and "Management" in our definitive Proxy Statement (the "Proxy Statement") to be filed with respect to our 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a) (1) Financial Statements - See index to Consolidated Financial Statements at page 25 of this Form 10-K.

     (2) Financial statement schedules have been omitted because they are not required, or because the information required therein is set forth in the Consolidated Financial Statements or the notes thereto.

     (3) Exhibits - See Exhibit Index at page 58-62 of this Form 10-K.

(b) The Registrant filed reports on Form 8-K during the fourth quarter of 1999 as follows:

     (i) A report on Form 8-K dated November 1, 1999 and filed November 5, 1999, reporting under Item 2 - Acquisition or Disposition of Assets and Item 5 - Other Events, and Exhibits, in which the Company announced its acquisition of the remaining 22.8% of the common stock of Andataco, Inc.

                                  EXHIBIT INDEX

Exhibit
Number                           Description

     2.1 Purchase Agreement, dated as of March 2, 1999, by and among the registrant, W. David Sykes and the Sykes Children's Trust of 1993 dated November 22, 1993 (13)

     2.2 Amendment No. 1 to Purchase Agreement, dated as of April 26, 1999, by and among the registrant, W. David Sykes, the Sykes Family Trust and the Sykes Children's Trust of 1993 dated November 22, 1993 (13)

     2.3 Amendment No. 2 to Purchase Agreement, dated as of April 26, 1999, by and among the registrant, W. David Sykes, the Sykes Family Trust and the Sykes Children's Trust of 1993 dated November 22, 1993 (13)

     2.4 Merger Agreement dated as of August 27, 1999 by and among nStor Technologies, Inc., NTI Acquisition Corp. and Andataco, Inc. (12)

     2.5 Asset Purchase Agreement dated as of January 10, 2000, by and among nStor Corporation, Inc., Borg Adaptive Technologies, Inc., QLogic Acquisition Corporation and QLogic Corporation (9)

     3.1 Restated Certificate of Incorporation filed with State of Delaware on December 28, 1999 (8)

     3.2  By-laws of Registrant, as amended (6)

     3.3 Certificate of Elimination of the Designation of the Series A Preferred Stock of Registrant (3)

     4.1 Form of Warrant dated January 26, 1999 issued in connection with Promissory Note dated January 26, 1999 between Registrant, (i) Herbert Gimelstob, for 200,000 shares, (ii) Maurice Halperin, for 200,000 shares, (iii) Patricia Auld, for 100,000 shares and (iv) James P. Marden, for 100,000 shares (7)

     4.2  Certificate of Designation of Series A Convertible Preferred Stock (1)

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

     4.6  Certificate of Designation of Series D Convertible Preferred Stock (1)

     4.7 Form of Warrant dated September 22, 1998 issued in connection with extending certain subordinated notes as follows: (i) Bernard Marden - 333,334 shares; (ii) Herbert Gimelstob - 416,667 shares; (iii) Fairway Partnership - 333,334 shares; (iv) H. Irwin Levy - 166,666 shares; (v) Bernard Green - 83,333 shares; (vi) Meyer Capital - 83,333 shares;
          (vii) MLL Corp. - 166,666  shares;  (viii) JoJo Corp. - 41,666 shares;
          (ix) N&S Corp. - 41,667 shares (7)

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

     4.20 By-Laws of Registrant, as amended - see Exhibit 3.2 above

     4.21 8% Convertible Subordinated Debenture dated June 7, 1998 issued by Registrant to Maurice Halperin, as amended on August 7, 1998 (2)

     4.22 Form of Subscription Agreement dated as of December 16, 1999, by and among the Registrant and certain noteholders (8)

     4.23 Nonqualified Stock Option Agreement, dated as of March 26, 1999, between the registrant and Norbert D. Witt (14)

     4.24 Certificate  of Designation  of Series E Convertible  Preferred  Stock
          (13)

     4.25 Certificate  of Designation  of Series F Convertible  Preferred  Stock
          (13)

     4.26 Warrant dated June 8, 1999, issued to W. David Sykes (13)

     4.27 Form of warrant, dated June 8, 1999, issued to purchasers of Series E Convertible Preferred Stock (13)

     4.28 9.5% Subordinated Note, dated June 8, 1999, issued to the Sykes Children's Trust of 1993 (13)

     4.29 9.5% Subordinated Note, dated June 8, 1999, issued to the Sykes Family Trust (13)

     4.30 Registration Rights Agreement, dated June 8, 1999, by and between nStor Technologies, Inc. and W.
          David Sykes (13)

     4.31 Form of Registration Rights Agreement, dated June 8, 1999, issued to the purchasers of Series E Convertible Preferred Stock (13)

     4.32 Form of Employee  Agreement  between the registrant and W. David Sykes
          (13)

     4.33 Letter Agreement, dated June 8, 1999, by and between H. Irwin Levy and
          W. David Sykes (13)

     10.1 Promissory Note for $500,000 dated March 15, 1999 between Registrant and Maurice Halperin (7)

     10.2 Promissory Note for $1 million dated March 1, 1999 between Registrant and H. Irwin Levy (7)

     10.3 Form of Promissory Note dated January 26, 1999 between  Registrant and
          (i) Herbert Gimelstob  ($600,000),  (ii) Maurice Halperin  ($600,000),
          (iii) Patricia Auld ($300,000) and (iv) James P. Marden ($300,000) (7)

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

     10.7 Loan Agreement between Registrant and H. Irwin Levy dated July 31, 1998 for $1.5 million (1)

     10.8 Employment Agreement between Registrant and Lawrence Steffann dated as of June 1, 1998 (7)

     10.9 Employee Incentive Stock Option Agreement between Registrant and Lawrence Steffann, dated as of June 1, 1998 (7)

    10.10 1996 Stock Option Plan, dated October 5, 1996. (6)

    10.11 Amended and Restated Promissory Note dated March 5, 1998 between Registrant and H. Irwin Levy for $2 million (5)

    10.12 Amended and Restated Loan Agreement dated March 5, 1998 between H. Irwin Levy and Registrant, in the amount of $2 million. (5)

    10.13 Promissory Note in the amount of $1 million dated March 5, 1998 between Fairway Partnership and Registrant (Duplicate notes were also executed for the same amount between Registrant and (i) Bernard A. Marden and (ii) Herbert Gimelstob.) (5)

    10.14 Amended and Restated  Security  Agreement  dated March 5, 1998 between
          H. Irwin Levy, Fairway Partnership, Herbert Gimelstob, and Bernard A. Marden (collectively, referred to as "Secured Parties") (5)

    10.15 Collateral Assignment of Note, Loan Agreement, Security Agreement and Security Instruments among Registrant and Secured Parties, dated March 5, 1998. (5)

    10.16 Stock  Purchase   Agreement  dated  February  2,  1998  between  nStor
          Corporation, Inc. and David Stallmo, Randy K. Hall and Gerald Hohoenstein (4)

    10.17 Form  of  amendment  to  Stock  Purchase   Agreement  at  10.16  (four
          amendments, all of which extended the closing date of the proposed transaction) (4)

    10.18 Software License Agreement dated as of January 10, 2000 by and among nStor Corporation, Inc. and QLogic Acquisition Corporation (9)

    10.19 Amendment to nStor Technologies, Inc. 1996 Stock Option Plan (10)

    10.20 Modification dated November 1, 1999, of Demand Note dated July 15, 1999 between Registrant and H. Irwin Levy (11)

    10.21 Form of Amended and restated Promissory Note dated January 29, 1999, between Registrant and (i) Herbert Gimelstob ($600,000), (ii) Maurice Halperin ($600,000), (iii) Patricia Auld ($300,000) and (iv) James P. Marden ($300,000) (11)

    10.22 Form of Amended and restated Promissory Note dated September 22, 1998, between Registrant and Bernard Marden, Herbert Gimelstob, Fairway Partnership and H. Irwin Levy (11)

    10.23 Modification dated December 1, 1999, of Demand Note dated July 15, 1999 between Registrant and H. Irwin Levy

    10.24 Modification dated December 16, 1999, of Demand Note dated July 15, 1999 between Registrant and H. Irwin Levy

    10.25 Letter of commitment dated April 12, 2000 for $2 million between H. Irwin Levy and Registrant

    21    Subsidiaries of the Registrant

    23    Consent of BDO Seidman, LLP

    27    Financial Data Schedule

--------------
  (1) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.

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

  (5) Incorporated by reference to Exhibits filed as Exhibits to Registrants Form 10-K for the year ended December 31, 1997, filed on April 15, 1998.

  (6) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K dated January 27, 1997, filed January 28, 1997.

  (7) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form 10-K for the year ended December 31, 1998 dated April 12, 1999, filed April 15, 1999.

  (8) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form S-3 dated and filed January 19, 2000.

  (9) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form 8-K dated and filed January 14, 2000.

  (10) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form S-8 dated January 6, 2000, filed January 10, 2000.

  (11) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.

  (12) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form 8-K dated and filed November 5, 1999.

  (13) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form 8-K dated June 8, 1999, filed June 23, 1999.

  (14) Incorporated by reference to Exhibits previously filed as Exhibits to registrant's Form S-3 filed July 2, 1999.

                                          SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           nSTOR TECHNOLOGIES, INC.

                                 /s/ Larry Hemmerich
March 29, 2000             By:________________________________
                              Larry Hemmerich, Chief Executive
                               Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           /s/ H. Irwin Levy
March 29, 2000        ___________________________________________
                      H. Irwin Levy, Chairman of the Board


                           /s/ Michael L. Wise
March 29, 2000        ___________________________________________
                      Michael L. Wise, Director


                           /s/ Bernard Green
March 29, 2000        ___________________________________________
                      Bernard Green, Director


                           /s/ Roger H. Felberbaum
March 29, 2000        ___________________________________________
                      Roger H. Felberbaum, Director


                           /s/ Larry Hemmerich
March 29, 2000        ___________________________________________
                      Larry Hemmerich, Chief Executive Officer
                       and Director

                           /s/ Jack Jaiven
March 29, 2000        ___________________________________________
                      Jack Jaiven, Principal Financial
                       Officer and Principal Accounting Officer