Form 10-Q
period 2000-03-31
NSTOR TECHNOLOGIES INC
filed 2000-05-15
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


         __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

       (State of other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No. )


                              10140 Mesa Rim Road
                          San Diego, California 92121
                    (Address of principal executive office)

                                 (858) 453-9191
                        (Registrant's telephone number)


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


         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of April 30, 2000: 31,703,024
                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
                                                          Page
                                                         Number

  Item 1. Financial Statements

     Consolidated Balance Sheets as of March 31,
       2000 (Unaudited) and December 31, 1999              3
     Consolidated Statements of Operations
       (Unaudited) for the three months ended
       March 31, 2000 and 1999                             4
     Consolidated Statement of Stockholders'
       Equity for the three months ended
       March 31, 2000 (Unaudited)                          5
     Consolidated Statements of Cash Flows
       (Unaudited) for the three months ended
       March 31, 2000 and 1999                            6-7
     Notes to Consolidated Financial Statements
       (Unaudited)                                        8-14

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                    15-20

  Item 3.  Not applicable


Part II.  OTHER INFORMATION                                21



SIGNATURE                                                  22

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 nSTOR TECHNOLOGIES, INC.
                               CONSOLIDATED BALANCE SHEETS
                                  (dollars in thousands)

                                                         Mar. 31,
                                                           2000      Dec. 31,
                                                       (unaudited)     1999
             ASSETS                                     ---------   ---------
Current assets:
  Cash and cash equivalents                              $ 2,612     $   650
  Accounts receivable                                      7,737       7,326
  Inventories                                              6,561       6,288
  Prepaid expenses and other                               1,379       1,637
                                                         -------     -------
     Total current assets                                 18,289      15,901

Property and equipment, net                                3,118       3,476
Goodwill and other intangible assets, net                 16,300      14,533
Other assets                                                  67         131
                                                         -------     -------
                                                         $37,774     $34,041
                                                         =======     =======
             LIABILITIES
Current liabilities:
  Bank line of credit                                    $ 5,200     $ 5,111
  Director loan                                               -        1,585
  Convertible notes                                          624         629
  Accounts payable and other                              12,387      14,114
                                                         -------     -------
     Total current liabilities                            18,211      21,439

Long-term debt                                             6,337       6,329
                                                         -------     -------
     Total liabilities                                    24,548      27,768
                                                         -------     -------

             STOCKHOLDERS' EQUITY
Preferred stock, $.01 par; 1,000,000 shares
  authorized, in order of preference:
   Convertible Preferred Stock (aggregate liquidation
   value $1,000 per share except for Series A which
   is $600 per share) issued and outstanding at
   March 31, 2000 and December 31, 1999; Series F,
   936 and 4,054; Series A, 0 and 1,667; Series C,
   3,000; Series D, 2,000 and 2,700; Series E, 3,500          -           -
Common stock, $.05 par; shares authorized 75,000,000;
  shares issued and outstanding 31,404,228 and
  26,517,824 at March 31, 2000 and December 31, 1999,
  respectively                                             1,569       1,331
Additional paid-in capital                                67,440      63,164
Deficit                                                  (55,783)    (58,222)
                                                         -------     -------
     Total stockholders' equity                           13,226       6,273
                                                         -------     -------
                                                         $37,774     $34,041
                                                         =======     =======

              See accompanying notes to consolidated financial statements.

                   nSTOR TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)


                                                   Three Months
                                                  Ended March 31,
                                                --------------------
                                                  2000       1999
                                                    (unaudited)
                                                ---------  ---------

Sales                                            $12,540    $ 1,411
Cost of sales                                      8,969      1,323
                                                 -------    -------
     Gross profit                                  3,571         88
                                                 -------    -------
Operating expenses:
  Selling, general and administrative              4,497      1,435
  Research and development                           616        519
  Depreciation and amortization                    1,116        395
                                                 -------    -------
     Total operating expenses                      6,229      2,349
                                                 -------    -------
     Loss from operations                         (2,658)    (2,261)

Gain on sale of assets of Borg Adaptive
  Technologies (Note 6)                            5,575         -
Interest and other income                             31        100
Interest expense                                    (298)      (310)
                                                 -------    -------
Net income (loss)                                  2,650     (2,471)


Preferred stock dividends                           (211)      (132)
Embedded dividend attributable to
  beneficial conversion privilege of
  Convertible Preferred Stock                         -         (87)
                                                 -------    -------
Net income (loss) available to common stock      $ 2,439   ($ 2,690)
                                                 =======    =======
Net income (loss) per share:
  Basic                                          $   .08   ($   .13)
                                                 =======    =======
  Dilutive                                       $   .07   ($   .13)
                                                 =======    =======

Shares used in computing net income
  (loss) per share:
  Basic                                        29,556,462 21,182,665
                                               ========== ==========
  Dilutive                                     40,118,016 21,182,665
                                               ========== ==========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (dollars in thousands)

                                        Preferred     Addi-
                       Common Stock       Stock       tional
                    ----------------- -------------  Paid-In
                      Shares   Amount Shares Amount  Capital  Deficit   Total
                    ---------- ------ ------ ------  -------  -------  -------

Balances, December
 31, 1999           26,517,824 $1,331  14,921  $ -   $63,164  ($58,222) $6,273

Issuance of common
 stock in connec-
 tion with:

  Conversion of
   Convertible
   Preferred Stock:
     Series A        1,666,667    83  (1,667)    -       (83)               -
     Series D          700,000    35    (700)    -       (35)               -
     Series F        1,039,300    52  (3,118)    -       (52)               -

  Acquisition of
   OneofUs             776,119    39                   2,561             2,600

  Exercise of
   options and
   warrants            580,839    29                   1,067             1,096

  Commitment to
   terminated
   executives          123,479     -                      -                 -

Compensation
 expense resulting
 from modifications
 to stock options
 and warrants in
 connection with the
 sale of the assets
 of Borg Adaptive
 Technologies                                                    818      818

Preferred stock
 dividends                                                      (211)    (211)

Net income for the
 three months ended
 March 31, 2000                                                 2,650    2,650
                    ---------- ------ ------ ------  -------  -------  -------
Balances, March 31,
 2000 (unaudited)   31,404,228 $1,569  9,436 $   -   $67,440 ($55,783) $13,226
                    ========== ====== ====== ======  =======  =======  =======
          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                             Three Months
                                                            Ended March 31,
                                                          -------------------
                                                            2000       1999
                                                              (unaudited)
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  2,650  ($  2,471)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
      Gain on sale of assets of Borg Adaptive
        Technologies                                        (5,575)        -
      Depreciation and amortization                          1,116        395
      Amortization of deferred financing costs                  -          99
      Amortization of deferred compensation                     -          28
      Provision for losses on accounts receivable               15         30
      Provision for inventory obsolescence                      -          75
      Other                                                     -         128
      Changes in assets and liabilities (net of effects
from acquisition):
        (Increase) decrease in accounts receivable            (337)       119
        Increase in inventories                               (273)      (761)
        Decrease (increase) in prepaid expenses and other      205       (281)
        Decrease in accounts payable and other              (1,978)      (361)
                                                          --------   --------
Net cash used in operating activities                       (4,177)    (3,000)
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of
    Borg Adaptive Technologies                               7,013         -
  Cash paid for acquisition                                    (68)        -
  Additions to property and equipment                         (148)      (129)
                                                          --------   --------
Net cash provided by (used in) investing activities          6,797       (129)
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) on bank lines of credit           89       (994)
  Additions to other borrowings                                 -       3,100
  Repayment on other borrowings                             (1,585)      (300)
  Proceeds from exercise of stock options and warrants       1,096      1,554
  Cash paid for preferred stock dividends                     (258)      (157)
                                                          --------   --------
Net cash (used in) provided by financing activities           (658)     3,203
                                                          --------   --------
Net increase in unrestricted cash and cash
  equivalents during the period                              1,962         74

Unrestricted cash and cash equivalents at the
  beginning of the period                                      650        147
                                                          --------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                       $  2,612   $    221
                                                          ========   ========
                     nSTOR TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (continued)

                                                             Three Months
                                                            Ended March 31,
                                                          -------------------
                                                            2000       1999
                                                        (unaudited) (unaudited)
                                                          --------   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                              $   279     $   206
                                                          =======     =======

NON-CASH INVESTING ACTIVITIES:
  Acquisitions:
   Fair value of assets acquired                          $ 2,944     $   -
   Liabilities assumed or incurred                           (276)        -
   Common stock issued                                     (2,600)        -
                                                          -------     -------
   Cash paid                                              $    68     $   -
                                                          =======     =======

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock in satisfaction of
    borrowings                                            $   -       $ 1,290
                                                          =======     =======
  Embedded dividend attributable to beneficial
    conversion privilege of Series A
    Convertible Preferred Stock                           $   -       $    87
                                                          =======     =======
  Deferred financing costs arising from
    issuance of warrants under borrowings                 $   -       $   560
                                                          =======     =======
  Granting of options:
    Outside director                                      $   -       $   266
    Legal settlement                                          -            52
                                                          -------     -------
                                                          $   -       $   318
                                                          =======     =======




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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. Certain items in the consolidated financial statements as of March 31, 1999 have been reclassified to conform with the current presentation. These reclassifications had no impact on operating results previously reported.

     Business

The Company is engaged as a manufacturer and supplier of high-availability, high-performance Internet storage and customized Storage Area Network (SAN) solutions, including external RAID (Redundant Array of Independent Disks) solutions, tape backup products and advanced storage management software solutions for the UNIX, Windows NT and Linux computer operating systems.

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

     Net Income (Loss) Per Common Share ("EPS")

Basic EPS is calculated by dividing the net income (loss) available to common stock by the weighted average number of shares outstanding during the period. Diluted EPS includes the effect of potentially dilutive securities. During the three months ended March 31, 1999, the effect of including potentially dilutive securities would have been antidilutive. Accordingly, basic and dilutive EPS for that period is equivalent. The calculation of diluted EPS for the three months ended March 31, 2000 follows (in thousands except per share data):

Net income available to common stock                         $      2,439
Preferred stock dividends                                             211
                                                              -----------
Net income available to common stock
  plus assumed conversions, diluted                          $      2,650
                                                              ===========

Weighted average shares                                        29,556,462
Weighted common stock equivalents                              10,561,554
                                                              -----------
Total weighted average shares, diluted                         40,118,016
                                                              ===========

Net income per share, diluted                                 $      0.07
                                                              ===========

As of March 31, 2000, there were 11,799,580 outstanding potentially dilutive securities, consisting of:

     Convertible preferred stock                   6,478,699
     Stock options                                 3,440,748
     Warrants                                      1,720,133
     Convertible notes                               160,000
                                                  ----------
                                                  11,799,580
                                                  ==========

(2) ACQUISITION OF ASSETS OF ONEOFUS COMPANY, LTD.

On January 19, 2000, the Company acquired substantially all of the assets of OneofUs Company Limited (OneofUs) for an aggregate purchase price of $2.9 million, consisting of $.3 million cash and short-term liabilities, and 776,119 shares of the Company's common stock with an aggregate value of $2.6 million (based on the average market price of the Company's stock during the ten (10) trading days ended January 19, 2000). The shares were issued to three selling stockholders pursuant to employment agreements and to a fourth selling stockholder in connection with a confidentiality, noncompetition and nonsolicitation agreement. OneofUs was a Taiwan-based, privately-held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the SAN market.

The acquisition of OneofUs has been accounted for using the purchase method of accounting with assets acquired and liabilities assumed recorded at their fair values as of the date of acquisition. Allocation of the purchase price has been made on a preliminary basis subject to adjustment should new or additional facts about the business become known. The excess of the purchase price over the fair value of net assets acquired (goodwill) approximated $2.8 million and is being amortized over seven years.

(3)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness. See Note 4 to Consolidated Financial Statements.

                                            Mar.31,    Dec.31,
                                             2000       1999
                                            ------     ------
Accounts Receivable

   Trade receivables                        $9,173     $8,759
   Less allowance for doubtful accounts     (1,587)    (1,604)
                                            ------     ------
                                             7,586      7,155
   Other receivables                           151        171
                                            ------     ------
                                            $7,737     $7,326
                                            ======     ======

Inventories

   Raw materials                            $5,407     $4,942
   Work-in-process                             258        454
   Finished goods                              896        892
                                            ------     ------
                                            $6,561     $6,288
                                            ======     ======

Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value.

Prepaid expenses and Other

   Prepaid service costs                    $1,224     $1,174
   Other                                       155        463
                                            ------     ------
                                            $1,379     $1,637
                                            ======     ======

Property and Equipment

   Computer equipment                       $4,170     $4,075
   Computer software                           770        770
   Leasehold improvements                      791        788
   Furniture, fixtures
     and office equipment                      355        465
   Other                                       314        310
                                            ------     ------
                                             6,400      6,408
   Less accumulated depreciation            (3,282)    (2,932)
                                            ------     ------
                                            $3,118     $3,476
                                            ======     ======

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation and amortization of property and equipment amounted to $472,000 and $273,000 for the three months ended March 31, 2000 and 1999, respectively.

                                            Mar.31,    Dec.31,
                                             2000       1999
                                            ------     ------
Goodwill and Other Intangible Assets

   Goodwill                                $17,818     $15,497
   Intellectual assets                         347         347
                                            ------     -------
                                            18,165      15,844
   Less accumulated amortization            (1,865)     (1,311)
                                            ------     -------
                                           $16,300     $14,533
                                            ======     =======

Goodwill represents the excess cost of acquired businesses over the fair value of net assets acquired and is being amortized principally over seven years. Intellectual assets consist of trademarks and proprietary technology and are being amortized over 15 years. Amortization of goodwill and other intangible assets amounted to $643,000 and $122,000 for the three months ended March 31, 2000 and 1999, respectively.

Accounts payable and other

   Accounts payable                        $ 6,584     $ 8,072
   Deferred revenue                          2,333       2,426
   Other                                     3,470       3,616
                                           -------     -------
                                           $12,387     $14,114
                                           =======     =======

(4)  BORROWINGS


Short-Term Debt

  Revolving Credit Facility ("Bank Line of Credit")

The Bank Line of Credit provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Bank Line of Credit currently bears interest at prime plus 1/2 percent (9.0% at March 31,
2000), matures in April 2002 and requires a facility fee of .25% based on the average unused portion of the maximum borrowings. Advances under the Bank Line of Credit are collateralized by a significant portion of the Company's assets. The Bank Line of Credit provides for certain financial covenants, including minimum working capital and tangible net worth requirements. As of March 31, 2000, the outstanding balance of the Bank Line of Credit was $5.2 million and an additional approximately $1.1 million was available based on eligible collateral.

At February 29, 2000 and March 31 2000, the Company was not in compliance with the minimum tangible net worth covenant of the Bank Line of Credit. Effective March 29, 2000, the lender agreed to waive the default for both periods. Effective April 14, 2000, the Company agreed with the lender to amend certain terms of the Bank Line of Credit, including an increase in the interest rate to prime plus 1.5% and new minimum net worth and net income covenants on a consolidated basis. All other significant provisions of the Bank Line of Credit remain the same.

     Director Loans

At December 31, 1999, current borrowings included $1.6 million due to H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder of the Company ("Mr. Levy"), representing the maximum amount available under a revolving basis with interest at 10% per annum, due 30 days from demand. In January 2000, the promissory note was paid off and satisfied in full. Effective April 12, 2000, Mr. Levy agreed to commit to a $2 million revolving line of credit facility to the Company, which matures on the earlier of April 30, 2001 or when the Company executes the amended Bank Line of Credit. Advances under this commitment will bear interest at 10% per annum.

     Convertible Notes

Convertible Notes with a face amount of $400,000 have been discounted based on an effective interest rate of 12% and include accrued interest of $224,000 and $222,000 at March 31, 2000 and December 31, 1999, respectively, mature in May 2000 and are convertible into 160,000 shares of the Company's common stock.

Long-Term Debt

At March 31, 2000 and December 31, 1999, long-term debt consisted of $5.1 million which bears interest at 9.5% per annum and matures in June 2004, and $1.2 million which bears interest at 10% per annum and which was scheduled to mature in September 2001. On April 26, 2000, the Company issued 296,296 shares of its common stock in full satisfaction of $1 million of the $1.2 million of notes.

     (5)  CONVERTIBLE PREFERRED STOCK

At December 31, 1999, the Company had five classes of convertible preferred stock (Series A, C, D, E and F) with an aggregate stated value of $14.9 million. During the quarter ended March 31, 2000, convertible preferred stock with an aggregate stated value of $4.8 million was converted into 3,405,967 shares of the Company's common stock. Series C and D preferred stock, with an aggregate stated value of $5.0 million at March 31, 2000, accrues dividends at 8% per annum, payable quarterly, is convertible at any time into an aggregate of 5,000,000 shares of the Company's common stock, and has automatic conversion features in which each share not converted by July 2000 (as to 3,000,000 shares) and October 2001 (as to 2,000,000 shares) is automatically converted into common stock. Series E and F preferred stock, with an aggregate stated value of $4.4 million at March 31, 2000, accrues dividends at 8% through June 7, 2000, 9% commencing June 8, 2000 and 10% commencing June 8, 2001, and is convertible at any time into an aggregate of 1,479,000 shares of the Company's common stock. At December 31, 1999 and March 31, 2000, Mr. Levy or companies controlled by Mr. Levy held convertible preferred stock with an aggregate stated value of $4.5 million convertible into 3,500,000 shares of the Company's common stock.

(6)   GAIN ON SALE OF ASSETS OF BORG ADAPTIVE TECHNOLOGIES

On January 10, 2000, the Company sold substantially all of the assets of Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7 million cash (net of approximately $.5 million of transaction costs - the "Borg Sale"). The assets included all of the intellectual property rights relating to the Company's Adaptive RAID technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements. In connection with the Borg Sale, the Company recorded a gain of $5.6 million, net of compensation expense of $.8 million resulting from modifications to certain stock options and warrants.


(7)  INCOME TAXES

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

As of December 31, 1999, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $36 million and California tax purposes of approximately $4.7 million expiring from 2012 through 2019 and 2001 through 2004, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.4 million which expire from 2002 through 2019 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 1999, which may be used indefinitely to reduce regular federal income taxes.

The usage of approximately $8 million of the federal NOL carryforwards and approximately $2 million of the California NOL carryforwards is limited annually to approximately $.4 million due to an acquisition which caused a change in ownership for income tax purposes.

At March 31, 2000 and December 31, 1999, a 100% valuation allowance has been provided on the Company's deferred tax assets because it is more likely than not that loss carryforwards will not be realized based on recent operating results. Accordingly, no income tax provision was required on the Company's pre-tax income for the three months ended March 31, 2000.

(8)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions, including external RAID subsystems. During the three months ended March 31, 2000, one customer accounted for 11.4% of the Company's sales. During the three months ended March 31, 1999, no customer accounted for more than 10% of the Company's sales.

(9)  SUBSEQUENT EVENTS

On May 9, 2000, the Company entered into an agreement with a private investment group granting the Company a one-year $15 million equity line or equity draw down facility. The agreement does not obligate the Company to draw any of the funds. Once per draw down period, the Company may request a draw of up to $5 million, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investment group will provide to the Company and the number of shares the Company will issue to the investment group in return for that money is settled on a weekly basis during a 22 day trading period following the draw request based on a formula as defined in the stock purchase agreement. The investment group receives a 7% discount to the market price for the 22 day period and the Company receives the settled amount of the draw down less a 4% fee payable to the placement agent.

In connection with this agreement, the Company granted the investment group and the placement agent three year warrants to purchase an aggregate of 220,000 shares of the Company's common stock at an exercise price of $3.60 per share, representing the average of the closing prices of the Company's common stock for the five trading days before May 9, 2000.

The Company intends to register for resale the securities to be sold pursuant to the draw downs and warrants.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance or demand for our new product lines, price competition, conditions in the technology industry and the economy in general, as well as legal proceedings. The economic risk associated with material cost fluctuations and inventory obsolescence is significant to us. The ability to manage our inventories through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we have filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Overview

We are a manufacturer and supplier of high-availability, high-performance Internet storage and customized SAN solutions, including external RAID solutions, tape backup products and advanced storage management software solutions for a variety of operating systems, including UNIX, Windows NT and Linux.

Our activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the RAID business in Lake Mary, Florida, from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In June and July 1999, we acquired approximately 76% of the outstanding common stock of Andataco, Inc. and in November 1999, we acquired the remaining 24% of Andataco. As a result of the acquisition of Andataco, we believe that period to period comparisons for the quarter ended March 31, 2000 may not be meaningful.


In January 2000, we completed the Borg Sale, consisting of the sale of certain patented technology referred to as Adaptive RAID for $7 million cash (net of approximately $.5 million of transaction costs). We do not anticipate that future revenues will be materially affected as a result of this transaction.

On January 19, 2000, we acquired substantially all of the assets of OneofUs for an aggregate purchase price of $2.9 million, consisting of $.3 million cash and short-tem liabilities and 776,000 shares of our common stock with an aggregate value of $2.6 million (based on the average market price of our common stock during the ten (10) trading days ended January 19, 2000). OneofUs was a Taiwan-based, privately-held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the SAN market.


Three Months Ended March 31, 2000 vs. March 31, 1999

We reported net income of $2.7 million for the three months ended March 31, 2000 as compared to a net loss of $2.5 million for the corresponding quarter in 1999. The 2000 quarter included a $5.6 million gain on the Borg Sale.

Sales

Net sales for the three months ended March 31, 2000 were $12.5 million as compared to $1.4 million for the three months ended March 31, 1999, an increase of $11.1 million. The increase was principally attributable to the acquisition of Andataco in June 1999 and delays during 1999 in the market introduction of certain products.

Cost of Sales/Gross Margins

Gross margins increased to 28.5% for the three months ended March 31, 2000 as compared to 6.2% for the quarter ended March 31, 1999. The increase in gross margin percentage was primarily due to the utilization of Andataco's sales channels to market our products, in addition to economies of scale attributable to the level of fixed costs inherent in our operations coupled with significantly higher sales revenues. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.


Operating Expenses

     Selling, General and Administrative

Selling, general and administrative expenses were $4.5 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively, an increase of $3.1 million. The increase is primarily the result of the acquisition of Andataco. The most significant increase resulted from compensation and related benefits of additional employees associated with Andataco.

     Research and Development

Research and development expenses were $.6 million for the three months ended March 31, 2000 and $.5 million for the three months ended March 31, 1999. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods. This increase will be partially offset by reduced expenditures as a result of the Borg Sale.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.


   Depreciation and Amortization

Depreciation and amortization was $1.1 million and $.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to the acquisition of Andataco which added $.3 million of depreciation and $.5 million of amortization of goodwill for the three months ended March 31, 2000. In addition, amortization of goodwill increased by $.1 million due to the acquisition of OneofUs, which was offset by reduced amortization resulting from the fourth quarter 1999 write-down of $4.6 million of goodwill related to our 1996 acquisition of Parity Systems, Inc. The Parity goodwill was determined to have been impaired because of our inability to generate future operating income from the assets acquired in the Parity acquisition.


Interest Expense

Interest expense for the three months ended March 31, 2000 decreased $12,000 as a result of a $188,000 decrease in interest expense and related amortization of financing costs arising from $5.6 million of indebtedness that was satisfied in 1999 by the issuance of common stock, which was more than offset by a net increase in average borrowings principally attributable to the acquisition of Andataco.


Preferred Stock Dividends

During the three months ended March 31, 2000 and 1999, all classes of our convertible preferred stock required cumulative dividends of 8% per annum which aggregated $.2 million and $.1 million, respectively. The increase was attributable to the issuance of convertible preferred stock with an aggregate stated value of $8.2 million in June 1999, partially offset by the conversion of preferred stock with an aggregate stated value of $5.4 million into common stock, principally during the first quarter of 2000.

EITF 98-5 addresses accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. In accordance with this EITF, a preferred stock dividend, attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during the three months ended March 31, 1999, we recorded $87,000 as an additional embedded dividend attributable to the beneficial conversion privilege on our convertible preferred stock.

                        Liquidity and Capital Resources

Consolidated Statements of Cash Flows

     Operating Activities

Net cash used by operating activities amounted to $4.2 million and $3 million for the three months ended March 31, 2000 and 1999, respectively. These amounts included losses from operations (before changes in assets and liabilities) of $1.8 million and $1.7 million, respectively. In addition, during the 2000 quarter, we used $2 million in cash, principally from the Borg Sale, to reduce accounts payable and other liabilities.

     Investing Activities

Net cash provided by investing activities was $6.8 million during the three months ended March 31, 2000, principally resulting from the Borg Sale. During the prior year's first quarter, we used $.1 million of net cash in investing activities.

     Financing Activities

Net cash used in financing activities for the three months ended March 31, 2000 was $.7 million and primarily consisted of repayment in full of $1.6 million of borrowings to Mr. Levy, partially offset by $1.1 million in proceeds from the exercise of stock options and warrants. Net cash provided by financing activities for the three months ended March 31, 1999 amounted to $3.2 million and included net borrowings of $2.8 million from private investors, including $.8 million from Mr. Levy, and $1.6 million in proceeds from the exercise of stock options and warrants, partially offset by net repayments of $1 million on our bank line of credit.

Borrowings

In connection with the acquisition of Andataco, we issued $5.1 million in promissory notes due in July 2004. In addition, our asset based revolving Bank Line of Credit (see Note 4 to Consolidated Financial Statements) provides for borrowings based on the lesser of $10 million or (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. This facility provides for certain financial covenants, including minimum working capital and tangible net worth requirements.

At February 29, 2000 and March 31 2000, we were not in compliance with the minimum tangible net worth covenant of the Bank Line of Credit. Effective March 29, 2000, the lender agreed to waive the default for both periods. Effective April 14, 2000, we agreed with the lender to amend certain terms of the Bank Line of Credit including an increase in the interest rate to prime plus 1.5% and new minimum net worth and net income covenants on a consolidated basis. All other significant provisions of the Bank Line of Credit remain the same.

Financing Activities With Private Investors

From late 1997 through March 31, 2000, we obtained net cash proceeds of $26.3 million from private investors, consisting of sales of convertible preferred stock and common stock, net borrowings and the exercise of stock options and warrants to purchase shares of our common stock. Of these amounts, Mr. Levy or companies controlled by Mr. Levy advanced or invested a net amount of $6.8 million.

On January 10, 2000, we completed the Borg Sale and received net cash proceeds of approximately $7 million, net of approximately $.5 million of transaction costs, of which $1.6 million was used to repay short-term notes payable to Mr. Levy. We do not anticipate that future revenues will be materially affected as a result of this transaction.

Effective April 12, 2000, Mr. Levy agreed to commit to us a $2 million revolving line of credit facility which matures on the earlier of April 30, 2001 or when we execute our amended Bank Line of Credit. Advances under this facility will bear interest at 10% per annum.

On May 9, 2000, we entered into an agreement with a private investment group granting us a one-year $15 million equity line or equity draw down facility. The agreement does not obligate us to draw any of the funds. Once per draw down period, we may request a draw of up to $5 million, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investment group will provide to us and the number of shares we will issue to the investment group in return for that money is settled on a weekly basis during a 22 day trading period following the draw request based on a formula as defined in the stock purchase agreement. The investment group receives a 7% discount to the market price for the 22 day period and we will receive the settled amount of the draw down less a 4% fee payable to the placement agent.

We believe that amounts expected to be available under the Bank Line of Credit, our equity line and our available cash balances will be sufficient to satisfy our working capital needs during 2000, as presently contemplated. There can be no assurance that we may not require additional capital beyond our current forecasted needs nor that any such additional required funds would be available on terms acceptable to us, if at all, at such time or times as required by us.

                              Effect of Inflation

Inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2000.

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

Item 1.  Legal Proceedings
               Not applicable

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

Effective January 19, 2000, we issued 776,119 shares of our common stock in connection with the acquisition of substantially all of the assets of OneofUs Company Limited.

Pursuant to a letter agreement dated January 20, 2000, between us and Harris Ravine, the former Chief Executive Officer of Andataco, we issued 80,000 shares of our common stock to Mr. Ravine.

In connection with a termination agreement dated January 26, 2000 between us and our former President, Lawrence F. Steffann, we issued 43,479 shares of our common stock.

All of the foregoing issuances were exempt from registration under section 4(2) of the Act

Item 3.  Defaults Upon Senior Securities
               Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable

Item 5.  Other Information
               Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

2.1 Asset Purchase Agreement, dated as of November 30, 1999, by and among the Registrant, nStor Taiwan, Inc., OneofUs Company Limited and certain shareholders of OneofUs.

10.1 Form of Employment Agreement between Registrant and Johan Olstenius, Stuart Campbell and Fahim Ahmed in connection with the acquisition of the assets of OneofUs Company Limited.

10.2 Employment Agreement between Registrant and Larry Hemmerich.

27.1 Financial Data Schedule

   (b)   Reports on Form 8-K:

         A report on Form 8-K dated and filed January 14, 2000, reporting under Item 2 - Acquisition or Disposition of Assets, in which we announced the disposition of substantially all of the assets of Borg Adaptive Technologies, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)


                          /s/ Jack Jaiven
May 12, 2000              ---------------------------
                          Jack Jaiven
                          Principal Financial and
                          Accounting Officer