Form 10-Q
period 2000-06-30
NSTOR TECHNOLOGIES INC
filed 2000-08-11
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
  X
_____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


                                       OR

______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



                               10140 Mesa Rim Road
                               San Diego, CA 92121

                     (Address of principal executive office)

                                 (858) 453-9191
                                 --------------
                         (Registrant's telephone number)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of July 31, 2000: 34,806,931
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION
                                                                    Page

                                                                   Number

  Item 1.      Financial Statements

        Consolidated Balance Sheets as of June 30,
          2000 (Unaudited) and December 31, 1999                      3
        Consolidated Statements of Operations
          (Unaudited) for the three and six months
          ended June 30, 2000 and 1999                                4
        Consolidated Statements of Stockholders'
          Equity (Unaudited) for the six months
          ended June 30, 2000                                         5
        Consolidated Statements of Cash Flows
          (Unaudited) for the six months ended
          June 30, 2000 and 1999                                     6-7
        Notes to Consolidated Financial Statements
          (Unaudited)                                                8-14



  Item 2.  Management's Discussion and Analysis of

             Financial Condition and Results of Operations          14-19


  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                               19

Part II.  OTHER INFORMATION                                          20



SIGNATURE                                                            21

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                          June 30,
                                                            2000        Dec. 31,
         ASSETS                                          (unaudited)      1999
         ------                                          ---------     --------
Current assets:
  Cash and cash equivalents                                $    80      $   650
  Accounts receivable                                        6,311        7,326
  Inventories                                                7,738        6,288
  Prepaid expenses and other                                 1,498        1,637
                                                           -------      -------
     Total current assets                                   15,627       15,901

Property and equipment, net                                  3,026        3,476
Goodwill and other intangible assets, net                   15,663       14,533
Other assets                                                    -           131
                                                           -------      -------
                                                           $34,316      $34,041
         LIABILITIES                                       =======      =======
         -----------
Current liabilities:
  Bank line of credit                                      $ 5,251      $ 5,111
  Director loan                                                550        1,585
  Deferred revenue                                           2,357        2,426
  Accounts payable and other                                 9,578       12,317
                                                           -------      -------
     Total current liabilities                              17,736       21,439

Long-term debt                                               5,345        6,329
                                                           -------      -------
     Total liabilities                                      23,081       27,768
                                                           -------      -------

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $.01 par; shares authorized 1,000,000
 in order of preference:
  Convertible Preferred Stock (aggregate liquidation
  value $1,000 per share except for Series A which is
  $600 per share) issued and outstanding at June 30, 2000
  and December 31, 1999; Series F, 872 and 4,054; Series
  A, 0 and 1,667; Series C, 3,000; Series D, 2,000 and
  2,700; Series E, 3,500                                       -            -
Common stock, $.05 par; shares authorized 75,000,000;
  31,806,931 and 26,517,824 shares issued and outstanding
  at June 30, 2000 and December 31, 1999, respectively       1,589        1,331
Additional paid-in capital                                  68,517       63,164
Deficit                                                    (58,871)     (58,222)
                                                           -------      -------
     Total stockholders' equity                             11,235        6,273
                                                           -------      -------
                                                           $34,316      $34,041
                                                           =======      =======

              See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                             Three Months           Six Months
                                             Ended June 30,        Ended June 30,
                                           ------------------    ------------------
                                             2000      1999       2000       1999
                                               (unaudited)          (unaudited)
                                           -------    -------    -------    -------
Sales                                      $10,865    $ 9,398    $23,405    $10,809
Cost of sales                                7,569      8,166     16,538      9,489
                                           -------    -------    -------    -------
     Gross profit                            3,296      1,232      6,867      1,320
                                           -------    -------    -------    -------
Operating expenses:
  Selling, general and administrative        4,186      3,447      8,683      4,882
  Research and development                     894        699      1,510      1,218
  Depreciation and amortization              1,146        583      2,262        978
                                           -------    -------    -------    -------
     Total operating expenses                6,226      4,729     12,455      7,078
                                           -------    -------    -------    -------
     Operating loss                         (2,930)    (3,497)    (5,588)    (5,758)

Gain on sale of assets of Borg
  Adaptive Technologies (Note 7)                  -         -      5,575          -
Other income, net                               350        44        381        144
Interest expense                               (316)     (491)      (614)      (801)
                                            -------    -------    -------    -------
Net loss                                     (2,896)   (3,944)      (246)    (6,415)

Preferred stock dividends                     (192)      (174)      (403)      (306)
Embedded dividends attributable to
  beneficial conversion privileges and
  warrants issued in connection with
  Convertible Preferred Stock                    -       (240)         -       (327)
                                           -------    -------    -------    -------

Net loss applicable to
  common stock                            ($ 3,088)  ($ 4,358)  ($   649)  ($ 7,048)
                                           =======    =======    =======    =======

Basic and diluted net loss per
  common share                            ($   .10)  ($   .19)  ($   .02)  ($   .32)
                                           =======    =======    =======    =======

Weighted average number of common shares
  used in per share computation, basic
  and diluted                           31,651,435  22,488,906  30,603,864  21,838,532
                                        ==========  ==========  ==========  ==========

              See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                  Preferred      Addi-
                                 Common Stock       Stock       tional
                              ----------------- -------------   Paid-In
                                Shares   Amount Shares Amount   Capital  Deficit   Total
                              ---------- ------ ------ -------  -------  -------  -------
Balances, December
 31, 1999                     26,517,824 $1,331 14,921 $  -     $63,164 ($58,222) $ 6,273

Issuance of common stock
 in connection with:

   Conversion of
    Convertible
    Preferred Stock:
      Series A                1,666,667      83 (1,667)   -         (83)               -
      Series D                  700,000      35   (700)   -         (35)               -
      Series F                1,060,800      53 (3,182)   -         (53)               -

   Acquisition of assets
     of OneofUs                 776,119      39                   2,561             2,600

   Satisfaction of borrowings   296,296      15                     985             1,000

   Commitment to
    terminated executives       123,479       -                       -                 -

   Exercise of options and
    warrants                    629,089      31                   1,147             1,178

   Equity line of credit
    net of costs of $83          36,657       2                      13                15

Compensation expense resulting
 from modifications to stock
 options and warrants in
 connection with the sale of
 assets of Borg Adaptive
 Technologies                                                       818               818

Preferred stock dividends                                                   (403)    (403)

Net loss for the six
 months ended June 30, 2000                                                 (246)    (246)
                             ----------  ------ ------ ------   -------  -------  -------
Balances, June 30,
 2000 (unaudited)            31,806,931  $1,589  9,372 $  -     $68,517 ($58,871) $11,235
                             ==========  ====== ====== ======   =======  =======  =======


               See accompanying notes to consolidated financial statements.

                                   nSTOR TECHNOLOGIES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)

                                                           Six Months
                                                         Ended June 30,
                                                       -------------------
                                                         2000       1999
                                                     (unaudited) (unaudited)
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($    246) ($  6,415)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Gain on sale of assets of Borg Adaptive
       Technologies                                      (5,575)         -
      Amortization of intangible assets                   1,281        373
      Depreciation                                          981        605
      Provision for losses on accounts receivable            15        853
      Provision for inventory obsolescence                    -        707
      Amortization of deferred financing costs and other     16        494
      Changes in assets and liabilities, net of
        effects from acquisitions:
          Decrease (increase) in accounts receivable      1,089     (2,713)
          Increase in inventories                        (1,450)      (765)
          Decrease in prepaid expenses and other            153        140
            Decrease in accounts payable and other       (2,790)      (534)
                                                       --------   --------
Net cash used by operating activities                    (6,526)    (7,255)
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of Borg Adaptive
    Technologies                                          7,013          -
  Additions to property and equipment                      (565)      (216)
  Cash paid for acquisitions                               (293)    (1,250)
                                                       --------   --------
Net cash provided (used) by investing activities          6,155     (1,466)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving credit facilities             140        363
  Additions to other borrowings                             650      5,407
  Repayment on other borrowings                          (1,685)    (1,100)
  Issuance of preferred stock                                 -      2,000
  Proceeds from exercise of stock options
    and warrants                                          1,178      1,554
  Issuance of common stock, net of transaction costs         15      1,000
  Cash paid for preferred stock dividends                  (497)      (288)
                                                       --------   --------
Net cash (used) provided by financing activities           (199)     8,936
                                                       --------   --------
Net (decrease) increase in unrestricted cash
  and cash equivalents during the period                   (570)       215

Unrestricted cash and cash equivalents at the
  beginning of the period                                   650        147
                                                       --------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                     $    80   $    362
                                                       ========   ========

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (concluded)

                                                            Six Months
                                                         Ended  June 30,
                                                      -----------------------
                                                          2000       1999
                                                      (unaudited) (unaudited)
                                                      ----------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                 $    539      $    454
                                                       ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  Non-Cash Investing Activities:
    Acquisitions (Note 2):
      Fair value of assets acquired                    $  2,969      $ 27,986
      Liabilities assumed or incurred                       (76)      (21,882)
      Series F Convertible Preferred Stock issued            -         (4,654)
      Common stock issued                                (2,600)           -
      Warrants issued                                        -           (200)
                                                       --------      --------
          Cash paid                                    $    293      $  1,250
                                                       ========      ========

  NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock in satisfaction of
      borrowings                                       $  1,000      $  1,290
                                                       ========      ========

    Issuance of preferred stock in satisfaction
      of borrowings                                    $     -       $  1,500
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

  Certain items in the consolidated financial statements for the interim periods ended June 30, 1999 have been reclassified to conform with the current presentation. These reclassifications had no impact on operating results previously reported.

        Business

  The Company is engaged as a manufacturer and supplier of high-availability, high-performance enterprise-class Storage Area Network (SAN) solutions for the Windows NT, UNIX and Linux computer operating systems. Designed for storage-intensive environments such as the Internet or other mission-critical applications, the Company's products include Fibre Channel and SCSI RAID-ready solutions, non-RAID storage products, tape backup products and advanced storage management software solutions. The Company markets its products through a direct sales force and a global network of resellers and original equipment manufacturers (OEM's).

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

  The following table presents an analysis of the Company's outstanding securities as of June 30, 2000, including 11,833,664 outstanding potentially dilutive securities:

     Common shares outstanding                            31,806,931
     Potentially dilutive securities:
       Convertible preferred stock         6,457,199
       Stock options and warrants          5,216,465
       Convertible notes                     160,000
                                           ---------
                                                          11,833,664
                                                          ----------
                                                          43,640,595
                                                          ==========


(2)     ACQUISITION OF ASSETS OF ONEOFUS COMPANY, LTD.

  On January 19, 2000, the Company acquired substantially all of the assets of OneofUs Company Limited (OneofUs) for an aggregate purchase price of $2.9 million, consisting of $.3 million cash and 776,119 shares of the Company's common stock with an aggregate value of $2.6 million (based on the average of the closing prices of the Company's stock during the ten (10) trading days ended January 19, 2000). The shares were issued to four selling stockholders pursuant to employment agreements or a confidentiality, noncompetition and nonsolicitation agreement. OneofUs was a Taiwan-based, privately-held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the SAN market.

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

(3)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness (Note 4).

                                             June 30,
                                               2000     Dec. 31,
                                           (unaudited)    1999
                                             -------    -------
Accounts Receivable

   Trade receivables                         $ 8,136    $ 8,759
   Less allowance for doubtful accounts       (1,912)    (1,604)
                                             -------    -------
                                               6,224      7,155
   Other receivables                              87        171
                                             -------    -------
                                             $ 6,311    $ 7,326
                                             =======    =======

                                            June 30,
                                              2000     Dec.31,
                                          (unaudited)    1999
                                            --------    -------
Inventories
   Raw materials                             $ 6,810    $ 4,942
   Work-in-process                               209        454
   Finished goods                                719        892
                                             -------    -------
                                             $ 7,738    $ 6,288
                                             =======    =======

Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete and slow moving inventory to estimated net realizable value.

Prepaid expenses and other
   Prepaid service costs                     $ 1,200    $ 1,174
   Other                                         298        463
                                             -------    -------
                                             $ 1,498    $ 1,637
                                             =======    =======

Property and Equipment

   Computer equipment                        $ 4,574    $ 4,075
   Computer software                             770        770
   Leasehold improvements                        788        788
   Furniture, fixtures
    and office equipment                         355        465
   Other                                         310        310
                                             -------    -------
                                               6,797      6,408
   Less accumulated depreciation              (3,771)    (2,932)
                                             -------    -------
                                             $ 3,026    $ 3,476
                                             =======    =======

  Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation and amortization of property and equipment amounted to $509,000 and $981,000 for the three and six months ended June 30, 2000, respectively, and $332,000 and $605,000 for the three and six months ended June 30, 1999, respectively.

Goodwill and Other Intangible Assets

   Goodwill                                 $17,818     $15,497
   Intellectual assets                          347         347
                                            -------     -------
                                             18,165      15,844
   Less accumulated amortization             (2,502)     (1,311)
                                            -------     -------
                                            $15,663     $14,533
                                            =======     =======

  Goodwill represents the excess cost of acquired businesses over the fair value of net assets acquired and is principally amortized over seven years. Intellectual assets consist of trademarks and proprietary technology and are being amortized over 15 years. Amortization of goodwill and other intangible assets amounted to $638,000 and $1,281,000 for the three and six months ended June 30, 2000, respectively, and $251,000 and $373,000 for the three and six months ended June 30, 1999, respectively.

                                            June 30,
                                              2000      Dec. 31,
                                          (unaudited)    1999
                                            --------    -------
Accounts payable and other
   Accounts payable                         $ 5,371     $ 8,072
   Accrued liabilities and other              4,207       4,245
                                            -------     -------
                                            $ 9,578     $12,317
                                            =======     =======


(4)  Borrowings

Short-Term Debt

     Revolving Credit Facility ("Bank Line of Credit")

  The Bank Line of Credit provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. The Bank Line of Credit currently bears interest at prime (9.5% at June 30, 2000) plus 1/2 percent, matures in April 2002 and requires a facility fee of .25% based on the average unused portion of the maximum borrowings. Advances under the Bank Line of Credit are collateralized by a significant portion of the Company's assets. The Bank Line of Credit provides for certain financial covenants, including tangible net worth requirements. As of June 30, 2000, the outstanding balance of the Bank Line of Credit was $5.3 million and an additional approximately $.3 million was available based on eligible collateral.

  During 2000, the Company has not been in compliance with the minimum tangible net worth covenant of the Bank Line of Credit, and , as a result, such line of credit is in technical default. Effective March 29, 2000, the lender agreed to waive the default related to the first quarter of 2000. Effective April 14, 2000, the Company agreed with the lender to amend certain terms of the Bank Line of Credit, including an increase in the interest rate and new minimum net worth and net income covenants on a consolidated basis. All other significant provisions of the Bank Line of Credit are expected to remain the same. The Company is currently in discussions with the lender to finalize this amendment.

     Director Loans

  At December 31, 1999, current borrowings included $1.6 million due to H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder of the Company ("Mr. Levy"), representing the maximum amount available under a revolving line of credit facility which bore interest at 10% per annum, due 30 days from demand. In January 2000, the promissory note was paid off and satisfied in full. Effective April 12, 2000, Mr. Levy agreed to commit to a $2 million revolving line of credit facility to the Company (subsequently increased to $2.5 million effective July 31, 2000), which matures on April 30, 2001, as revised. Advances under this commitment bear interest at 10% per annum and amounted to $550,000 as of June 30, 2000 (consisting of $650,000 advanced and $100,000 repaid). On August 1, 2000, the Company borrowed an additional $500,000 under this commitment.

Long-Term Debt

  At June 30, 2000, long-term debt consisted of $5.1 million which bears interest at 9.5% per annum and matures in June 2004 and $250,000 which bears interest at 10% per annum and matures in September 2001. On April 26, 2000, the Company issued 296,296 shares of its common stock in full satisfaction of $1 million of debt which was scheduled to mature in September 2001.

(5)  CONVERTIBLE PREFERRED STOCK

  At December 31, 1999, the Company had five classes of convertible preferred stock (Series A, C, D, E and F) with an aggregate stated value of $14.3 million. During the six months ended June 30, 2000, preferred stock with an aggregate stated value of $4.9 million was converted into 3,427,467 shares of the Company's common stock, thereby reducing the aggregate stated value at June 30, 2000 to $9.4 million, convertible into 6,457,199 shares, consisting of the following:

Series C preferred stock with a stated value of $3 million, held by Mr. Levy, accrued dividends at 8% per annum, payable quarterly. In accordance with an automatic conversion feature, in July 2000, the Series C preferred stock was automatically converted into 3,000,000 shares of the Company's common stock. Series D preferred stock, with an aggregate stated value of $2.0 million at June 30, 2000, accrues dividends at 8% per annum, payable quarterly, is convertible at any time into an aggregate of 2,000,000 shares of the Company's common stock, and has an automatic conversion feature in which each share not converted by October 2001 is automatically converted into common stock. Series E and F preferred stock, with an aggregate stated value of $4.4 million at June 30, 2000, accrues dividends at 8% through June 7, 2000, 9% commencing June 8, 2000 and 10% commencing June 8, 2001, and is convertible at any time into an aggregate of 1,457,000 shares of the Company's common stock. At June 30, 2000, a company controlled by Mr. Levy held Series E preferred stock with an aggregate stated value of $1.5 million convertible into 500,000 shares of the Company's common stock.

(6)       COMMON STOCK

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

  In connection with this agreement, the Company granted the investment group and the placement agent three year warrants to purchase an aggregate of 220,000 shares of the Company's common stock at an exercise price of $3.60 per share, representing 120% of the average of the closing prices of the Company's common stock for the five trading days before May 9, 2000.

  The Company registered for resale the securities to be sold pursuant to the draw downs and warrants.

  During June 2000, the Company issued 36,657 shares of common stock and received net proceeds of $98,000 pursuant to this agreement. In the accompanying Statement of Stockholders' Equity, the approximate $83,000 of transaction costs incurred to complete this agreement have been charged to additional paid-in capital.

(7)       GAIN ON SALE OF ASSETS OF BORG ADAPTIVE TECHNOLOGIES

  On January 10, 2000, the Company sold substantially all of the assets of Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7 million cash (net of approximately $.5 million of transaction costs - the "Borg Sale"). The assets included all of the intellectual property rights relating to the Company's Adaptive RAID technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements, subject to the right of the Company to the use of all intellectual property for its own use. In connection with the Borg Sale, the Company recorded a gain of $5.6 million, net of compensation expense of $.8 million resulting from modifications to certain stock options and warrants.

(8)  INCOME TAXES

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

  At June 30, 2000 and December 31, 1999, a 100% valuation allowance has been provided on the Company's deferred tax assets because it is more likely than not that loss carryforwards will not be realized based on recent operating results.

(9)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

  The Company operates predominantly in one business segment, information storage solutions, including external RAID subsystems. During the six months ended June 30, 2000, no single customer accounted for greater than 10% of the Company sales while during the six months ended June 30, 1999, one customer accounted for 22% of the Company's sales.

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

  Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance of our new product lines, price competition, conditions in the technology industry and the economy in general, as well as legal proceedings. The economic risk associated with materials cost fluctuations and inventory obsolescence is significant to us. The ability to manage our inventories and deliver products to our customers through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

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

Overview

  We are a manufacturer and supplier of high-availability, high-performance enterprise-class SAN solutions for the Windows NT, UNIX and Linux computer operating systems. Designed for storage-intensive environments such as the Internet or other mission-critical applications, our products include Fibre Channel and SCSI RAID-ready solutions, non-RAID storage products, tape backup products and advanced storage management software solutions. We market our products through a direct sales force and a global network of resellers and OEM's.

  Our activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the RAID business in Lake Mary, Florida, from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In June and July 1999, we acquired approximately 76% of the outstanding common stock of Andataco, Inc. located in San Diego, California and in November 1999, we acquired the remaining 24% of Andataco. In early 2000, we completed the consolidation of our Lake Mary manufacturing operations into our San Diego facility and moved our corporate headquarters to San Diego. As a result of the acquisition of Andataco, we believe that period to period comparisons for the three and six months ended June 30, 2000 may not be meaningful.

  In January 2000, we completed the Borg Sale, consisting of the sale of certain patented technology referred to as Adaptive RAID, for $7 million cash (net of approximately $.5 million of transaction costs). We do not anticipate that future revenues will be materially adversely affected as a result of this transaction.

  On January 19, 2000, we acquired substantially all of the assets of OneofUs for an aggregate purchase price of $2.9 million, consisting of $.3 million cash and 776,000 shares of our common stock with an aggregate value of $2.6 million (based on the average of the closing prices of our common stock during the ten
(10) trading days ended January 19, 2000). OneofUs was a Taiwan-based, privately-held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the SAN market.

                              Results of Operations

  We reported a net loss of $2.9 million for the three months ended June 30, 2000 compared to a net loss of $3.9 million for the corresponding quarter in 1999. For the six months ended June 30, 2000, the net loss was $.2 million compared to a $6.4 million net loss during the prior year's six month period. The 2000 six month period included a $5.6 million gain on the Borg sale recognized during the first quarter of 2000.

Sales

  Net sales for the three and six months ended June 30, 2000 increased to $10.9 million and $23.4 million, respectively, from $9.4 million and $10.8 million for the same periods in 1999, respectively, representing a 16% increase for the quarter and more than a 100% increase for the six month period. This increase is substantially the result of a full six months of sales during 2000 attributable to the June 1999 Andataco acquisition while the 1999 periods included only one month of Andataco sales. This increase has been partially offset by the inability of one of our suppliers to deliver a key component for integration into recently introduced products, resulting in delays in initial shipments of those products until after the end of the current second quarter.

Cost of Sales/Gross Margins

  Gross margins increased to 30% and 29% for the three and six months ended June 30, 2000, respectively, as compared to 13% and 12% for the same periods in 1999. The increase in gross margins is primarily the result of the utilization of the Andataco sales channels to market our products as well as economies of scale attributable to the level of fixed costs inherent in our operations coupled with higher sales revenues. In addition, certain fixed costs have been reduced by the completion in March 2000 of the consolidation of our Florida manufacturing operations into our San Diego headquarters. During the six months ended in 1999, gross margins were negatively impacted by a $.7 million provision for slow moving inventory. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

Operating Expenses

     Selling, General and Administrative

  Selling, general and administrative expenses were $4.2 million and $3.4 million for the three months ended June 30, 2000 and 1999, respectively, an increase of 21%. Selling, general and administrative expenses for the six months ended June 30, 2000 increased 78% or $3.8 million, from $4.9 million in 1999 to $8.7 million in 2000. These increases are the result of the acquisition of Andataco, the most significant of which is employee compensation and the related benefits. We do not expect selling, general and administrative expenses to increase significantly over the remainder of the fiscal year.

     Research and Development

  Research and development expenses for the three and six months ended June 30, 2000 increased 28% and 24%, respectively, to $.9 million and $1.5 million, respectively, over the same periods in 1999, principally due to additional costs incurred in connection with the introduction of several new products during the 2000 second quarter. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will continue to increase in future periods.

Depreciation and Amortization

  Depreciation and amortization for the three and six months ended June 30, 2000 was $1.1 million and $2.3 million, respectively, as compared to $.6 million and $1 million for 1999, respectively. These increases were primarily due to the additional amortization (over seven years) attributable to $14.7 million of goodwill associated with the 1999 Andataco acquisition and $2.8 million of goodwill associated with the January 2000 acquisition of the assets of OneofUs, partially offset by reduced amortization resulting from the fourth quarter 1999 write-down of $4.6 million of goodwill related to our 1996 acquisition of Parity Systems, Inc. The Parity goodwill was determined to have been impaired because of our inability to generate future operating income from the assets acquired in the Parity acquisition.

Other Income, net

  Other income increased by $.3 million and $.2 million during the three and six months ended June 30, 2000, respectively, primarily due to a cash settlement received during June 2000.

Interest Expense

  Interest expense for the three and six months ended June 30, 2000 decreased to $.3 million and $.6 million, respectively, as compared to $.5 million and $.8 million in 1999, respectively, primarily as a result of satisfying indebtedness of $6.6 million by issuing common stock ($5.5 million in December 1999 and $1 million in April 2000). This reduction was partially offset by interest attributable to a $5.1 million note incurred in the Andataco acquisition in June 1999.

Preferred Stock Dividends

  During the three and six months ended June 30, 2000 and 1999, all classes of our convertible preferred stock required cumulative dividends principally at 8% per annum. Preferred stock dividends increased slightly during 2000 principally due to the issuance of $8.7 million of preferred stock in June 1999, partially offset by the conversion of $4.9 million of preferred stock to common stock since December 1999. Dividends are expected to decrease over the remainder of the fiscal year due to the automatic conversion in July 2000 of an additional $3 million of preferred stock into common stock (see Note 5 to Consolidated Financial Statements).

  During the three and six months ended June 30, 1999, we recorded $.2 million and $.3 million, respectively, as an additional embedded dividend attributable to: (1) the fair value at the date of grant of warrants issued in connection with the sale of Series E convertible preferred stock (based on the Black-Scholes option-pricing model) and (2) the beneficial conversion privilege on Series A convertible preferred stock representing the difference between the conversion price and the quoted market price of common stock at the date of issuance.

                         Liquidity and Capital Resources

Consolidated Statements of Cash Flows

     Operating Activities

  Net cash used by operating activities amounted to $6.5 million and $7.3 million for the six months ended June 30, 2000 and 1999, respectively. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $3.5 million and $3.4 million, respectively. During 2000 and 1999, we used cash of $2.8 million and $.5 million, respectively, in the reduction of accounts payable and other liabilities. Another significant use of cash during 2000 was an increase in inventories in the amount of $1.5 million (principally due to our investment in new products which have recently commenced shipments) which was substantially offset by cash provided by net collections of accounts receivable of $1.1 million. During 1999, cash was also used in the increase of accounts receivable in the amount of $2.7 million, principally due to the significant increase in our June 1999 sales.

     Investing Activities

  Net cash provided by investing activities was approximately $6.2 million for the six months ended June 30, 2000, principally due to $7 million in net cash proceeds from the Borg Sale. During 1999, cash used by investing activities of $1.5 million was principally for the acquisition of Andataco in the amount of $1.3 million.

        Financing Activities

  Net cash used in financing activities for the six months ended June 30, 2000 was $.2 million which consisted of the repayment of $1.7 million of borrowings from Mr. Levy, principally offset by $1.2 million in proceeds from the exercise of stock options and warrants. Net cash provided by financing activities for the six months ended June 30, 1999 amounted to $8.9 million and primarily consisted of net borrowings of $4.3 million from private investors, including $1.5 million from a company controlled by Mr. Levy which was satisfied by the issuance of convertible preferred stock, $1.6 million in proceeds from the exercise of stock options and warrants, $1 million from the issuance of common stock, and $2 million from the issuance of convertible preferred stock.

Borrowings

  In connection with the acquisition of Andataco, we issued $5.1 million in promissory notes due in July 2004. In addition, our asset based revolving Bank Line of Credit (see Note 4 to Consolidated Financial Statements) provides for borrowings based on the lesser of $10 million or (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. This facility provides for certain financial covenants, including tangible net worth requirements.

  During 2000, we have not been in compliance with the minimum tangible net worth covenant of the Bank Line of Credit, and, as a result, such line of credit is in technical default. Effective March 29, 2000, the lender agreed to waive the default related to the first quarter of 2000. Effective April 14, 2000, we agreed with the lender to amend certain terms of the Bank Line of Credit including an increase in the interest rate and new minimum net worth and net income covenants on a consolidated basis. All other significant provisions of the Bank Line of Credit are expected to remain the same. We are currently in discussions with the lender to finalize this amendment.

Financing Activities With Private Investors

  From late 1997 through June 30, 2000, we obtained net cash proceeds of $27 million from private investors, consisting of sales of convertible preferred stock and common stock, net borrowings and the exercise of stock options and warrants to purchase shares of our common stock. Of these amounts, Mr. Levy or companies controlled by Mr. Levy advanced or invested a net amount of $7.4 million.

  On January 10, 2000, we completed the Borg Sale and received net cash proceeds of approximately $7 million, net of approximately $.5 million of transaction costs, of which $1.6 million was used to repay short-term notes payable to Mr. Levy. We do not anticipate that future revenues will be materially adversely affected as a result of this transaction.

  Effective April 12, 2000, Mr. Levy agreed to commit to us a $2 million revolving line of credit facility (subsequently increased to $2.5 million effective July 31, 2000) which matures on April 30, 2001, as revised. At June 30, 2000, net advances under this facility amounted to $550,000 ($650,000 advanced and $100,000 repaid) and bears interest at 10% per annum. On August 1, 2000, we borrowed an additional $500,000 under this commitment.

  On May 9, 2000, we entered into an agreement with a private investment group granting us a one-year $15 million equity line or equity draw down facility. The agreement does not obligate us to draw any of the funds. Once per draw down period, we may request a draw of up to $5 million, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investment group will provide to us and the number of shares we will issue to the investment group in return for that money is settled on a weekly basis during a 22 day trading period following the draw request based on a formula as defined in the stock purchase agreement. The investment group receives a 7% discount to the market price for the 22 day period and we receive the settled amount of the draw down less a 4% fee payable to the placement agent. During June 2000, we issued 36,657 shares of common stock and received $98,000 pursuant to this agreement.

  We believe that amounts expected to be available under the Bank Line of Credit, Mr. Levy's commitment and our equity line will be sufficient to satisfy our working capital needs during 2000, as presently contemplated. If we do not finalize the amendment to our Bank Line of Credit, there can be no assurance that we will be able to find a replacement lender with acceptable terms. In addition, there can be no assurance that we may not require additional capital beyond our current forecasted needs nor that any such additional required funds would be available on terms acceptable to us, if at all, at such time or times as required by us.

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

Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We maintain a floating interest rate Bank Line of Credit. Therefore, we are subject to a certain amount of risk arising from increases to the prime rate.

Part II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

               Not applicable

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

          Effective April 26, 2000, we issued 296,296 shares of our common stock in connection with the satisfaction of $1 million of borrowings.

          Effective June 22, 2000, we issued 36,657 shares of our common stock in connection with our equity line of credit.

          All of the foregoing  issuances  were exempt from  registration  under section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

               Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

        On June 5, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the shareholders approved all matters considered with the following vote distribution:

Item                                     Affirmative     Negative    Withheld

Election of Board of Directors

  Roger H. Felberbaum                    31,378,466            -        36,577
  Bernard R. Green                       31,378,162            -        36,881
  Larry Hemmerich                        31,330,719            -        84,324
  H. Irwin Levy                          31,377,762            -        37,281
  Michael L. Wise                        31,377,466            -        37,577

Reappoint BDO Seidman, LLP as
  independent auditors for
  fiscal 2000                            31,339,725       24,534        50,784

Item 5.  Other Information

               Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

      (27)  Financial Data Schedule

   (b)   Reports on Form 8-K:

      We were not required to file Form 8-K during the quarter for which this report is filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)

                              /S/ Jack Jaiven

August 11, 2000              ---------------------------
                             Jack Jaiven
                             Principal Financial and
                             Accounting Officer