Form 10-Q
period 2000-09-30
NSTOR TECHNOLOGIES INC
filed 2000-11-14
CIK 75448

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

__X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


                                              OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----- THE SECURITIES EXCHANGE ACT OF 1934

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

  Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of October 31, 2000: 35,128,631
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    Page

                                                                   Number

PART I.      FINANCIAL INFORMATION                                   3

  Item 1.      Financial Statements

        Consolidated Balance Sheets as of September 30,
          2000 (Unaudited) and December 31, 1999                     3

        Consolidated Statements of Operations
          (Unaudited) for the three and nine months
          ended September 30, 2000 and 1999                          4

        Consolidated Statements of Stockholders'
          Equity (Unaudited) for the nine months
          ended September 30, 2000                                   5

        Consolidated Statements of Cash Flows
          (Unaudited) for the nine months ended
          September 30, 2000 and 1999                                6

        Notes to Consolidated Financial Statements
          (Unaudited)                                                8


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            14


  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                              20

Part II.  OTHER INFORMATION                                         20


SIGNATURE                                                           22

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                                        September 30,
                                                            2000        Dec. 31,
         ASSETS                                          (unaudited)      1999
         ------                                           ---------     --------
Current assets:
  Cash and cash equivalents ........................       $    59       $   650
  Accounts receivable, net .........................         6,204         7,326
  Inventories ......................................         7,921         6,288
  Prepaid expenses and other .......................         1,490         1,637
                                                           -------       -------
     Total current assets ..........................        15,674        15,901

Property and equipment, net ........................         2,611         3,476
Goodwill and other intangible assets, net ..........        14,995        14,533
Other assets .......................................            58           131
                                                           -------       -------
                                                           $33,338       $34,041
         LIABILITIES                                       =======       =======
         -----------
Current liabilities:
  Bank line of credit ..............................       $ 5,621       $ 5,111
  Notes payable ....................................         1,800         1,585
  Deferred revenue .................................         2,641         2,426
  Accounts payable and other .......................        10,427        12,317
                                                           -------       -------
     Total current liabilities .....................        20,489        21,439

Long-term debt .....................................         5,100         6,329
                                                           -------       -------
     Total liabilities .............................        25,589        27,768
                                                           -------       -------

         STOCKHOLDERS' EQUITY
         --------------------
Preferred stock, $.01 par; shares authorized 1,000,000
 in order of preference:
  Convertible Preferred Stock(aggregate liquidation
  value $1,000 per share except for Series A which is
  $600 per share) issued and outstanding at September
  30, 2000 and December 31, 1999; Series F, 872 and
  4,054; Series A, 0 and 1,667; Series C, 0 and 3,000;
  Series D, 2,000 and 2,700; Series E, 3,500                     -             -
Common stock, $.05 par; shares authorized 75,000,000;
  35,128,631 and 26,517,824 shares issued and outstanding
  at September 30, 2000 and December 31, 1999,
  respectively .....................................         1,755         1,331
Additional paid-in capital .........................        69,036        63,164
Deficit ............................................       (63,042)      (58,222)
                                                           -------       -------
     Total stockholders' equity ....................         7,749         6,273
                                                           -------       -------
                                                           $33,338       $34,041
                                                           =======       =======

              See accompanying notes to consolidated financial statements.

                                 nSTOR TECHNOLOGIES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (dollars in thousands, except per share data)


                                                  Three Months         Nine Months
                                                Ended September 30,  Ended September 30,
                                                2000        1999     2000       1999
                                                  (unaudited)         (unaudited)
                                                ------------------   ------------------

Sales .....................................    $ 9,508    $17,546    $32,913    $28,355
Cost of sales ...............................    7,070     12,531     23,511     22,020
                                               -------    -------    -------    -------
    Gross profit ............................    2,438      5,015      9,402      6,335
                                               -------    -------    -------    -------
Operating expenses:
Selling, general and administrative..........    3,840      4,639     12,508      9,521
Research and development .....................     876        835      2,498      2,053
Depreciation and amortization ................   1,129      1,124      3,391      2,102
                                                ------    -------    -------    -------
     Total operating expenses                    5,845      6,598     18,397     13,676
                                                ------    -------    -------    -------
     Loss from operations ....................  (3,407)    (1,583)    (8,995)    (7,341)

Gain on sale of assets of Borg
  Adaptive Technologies (Note 2) ..............      -          -      5,575          -
Other (expense) income, net ...................   (294)       186         87        330
Interest expense ..............................   (327)      (650)      (941)    (1,451)
                                                ------    -------    -------    -------
Net loss ...................................... (4,028)    (2,047)    (4,274)    (8,462)

Preferred stock dividends .....................   (143)      (300)      (546)      (606)
Embedded dividends attributable to
  beneficial conversion privileges and
  warrants issued in connection with
  Convertible Preferred Stock .................      -         (6)         -       (332)
                                                ------     ------    -------    -------
Net loss applicable to common stock........... ($4,171)   ($2,353)   ($4,820)   ($9,400)
                                               =======    =======    =======    =======

Basic and diluted net loss per
  common share                                 ($  .12)   ($  .10)   ($  .15)   ($  .43)
                                               =======    =======    =======    =======
Average number of common shares
  outstanding, basic and diluted            34,696,761  22,692,189  31,978,121  21,895,876
                                            ==========  ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                 Preferred      Addi-
                                   Common Stock    Stock       tional
                              ----------------- -------------  Paid-In
                                Shares   Amount Shares Amount  Capital  Deficit   Total
                              ---------- ------ ------ ------- -------  -------   ------
Balances, December 31
 1999                         26,517,824 $1,331 14,921 $   -  $63,164  ($58,222) $6,273

Issuance of common stock
 in connection with:
   Conversion of
   Convertible
   Preferred Stock
     Series A                  1,666,667     83 (1,667)    -      (83)               -
     Series C                  3,000,000    150 (3,000)    -     (150)               -
     Series D                    700,000     35   (700)    -      (35)               -
     Series F                  1,060,800     53 (3,182)    -      (53)               -

   Acquisition of assets
     of OneofUs                  776,119     39                  2,561            2,600

   Satisfaction of borrowings    296,296     15                    985            1,000

   Commitment to terminated
     executives                  123,479      -                      -                -

   Exercise of options and
     warrants                    635,589     32                  1,145            1,177

   Equity line of credit
     net of costs of $87         351,857     17                    684              701

Compensation expense
 resulting from
 modifications to stock
 options and warrants in
 connection with the sale
 of assets of Borg Adaptive
 Technologies                                                      818              818

Preferred stock dividends                                                  (546)   (546)

Net loss for the nine months
 ended September 30,  2000                                               (4,274) (4,274)
                                --------- ------ ------ -----  -------  ------- -------
Balances, September
30, 2000 (unaudited)           35,128,631 $1,755  6,372 $  -   $69,036 ($63,042) $7,749
                               ========== ====== ====== ====== =======  =======  ======


See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine Months
                                                        Ended September 30,
                                                        -------------------
                                                          2000       1999
                                                      (unaudited) (unaudited)
                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($  4,274)  ($  8,462)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Gain on sale of assets of Borg Adaptive
       Technologies                                       (5,575)         -
      Amortization of intangible assets                    1,918         879
      Depreciation                                         1,472       1,223
      Provision for losses on accounts receivable             32         883
      Provision for inventory obsolescence                   100         782
      Amortization of deferred financing costs and other      21         584
      Changes in assets and liabilities, net of effects
        from acquisitions:
          Decrease (increase) in accounts receivable         750        (669)
          (Increase)decrease in inventories               (2,119)        516
          Decrease in prepaid expenses and other             103          16
          Decrease in accounts payable and other            (772)       (942)
                                                        --------    --------
Net cash used by operating activities                     (8,344)     (5,190)
                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of Borg Adaptive
    Technologies                                           7,013          -
  Additions to property and equipment                       (641)       (337)
  Cash paid for acquisitions                                (293)     (1,058)
                                                        --------    --------
Net cash provided (used) by investing activities           6,079      (1,395)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from revolving credit
    facilities                                              510       (2,267)
  Additions to other borrowings                           1,650        6,880
  Repayment on other borrowings                          (1,685)      (1,990)
  Issuance of preferred stock, net of transaction costs      -         1,962
  Proceeds from exercise of stock options and
    warrants                                              1,177        1,576
  Issuance of common stock, net of transaction costs        701        1,000
  Cash paid for preferred stock dividends                  (679)        (488)
                                                       --------     --------
Net cash provided by financing activities                 1,674        6,673
                                                       --------     --------
Net (decrease) increase in unrestricted cash and
  cash equivalents during the period                       (591)          88
Unrestricted cash and cash equivalents at the
  beginning of the period                                   650          147
                                                       --------     --------
Unrestricted cash and cash equivalents at the
  end of the period                                    $     59     $    235
                                                       ========     ========
                            nSTOR TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (concluded)

                                                             Nine Months
                                                         Ended September 30,
                                                       -----------------------
                                                          2000          1999
                                                      (unaudited)   (unaudited)
                                                      -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during period for interest                $    829     $     944
                                                        ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  NON-CASH INVESTING ACTIVITIES:
      Acquisitions (Note  2):
        Fair value of assets acquired                   $  2,938    $  27,940
        Liabilities assumed or incurred                      (45)     (21,882)
        Series F Convertible Preferred Stock issued           -        (4,654)
        Common stock issued                               (2,600)        (146)
        Warrants issued                                       -          (200)
                                                        --------     --------
          Cash paid                                     $    293    $   1,058
                                                        ========     ========

     NON-CASH FINANCING ACTIVITIES:
       Issuance of common stock in satisfaction of
         borrowings                                     $  1,000    $   1,290
                                                        ========     ========
       Issuance of preferred stock in satisfaction
         of borrowings                                  $     -     $   1,500
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. Certain items in the consolidated financial statements for the interim periods ended September 30, 1999 have been reclassified to conform with the current presentation. These reclassifications had no impact on operating results previously reported.

Business

     The Company is engaged as a manufacturer and supplier of high-availability, high-performance enterprise-class Storage Area Network (SAN) solutions for computer operating systems including the Windows NT, UNIX and Linux platforms. Designed for storage-intensive environments such as the Internet or other mission-critical applications, the Company's products include Fibre Channel and SCSI RAID-ready solutions, non-RAID storage products, tape and advanced storage management software solutions. The Company markets its products through a direct sales force and a global network of reseller and original equipment manufacturer
(OEM) partners.

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

     The following table presents an analysis of the Company's outstanding securities as of September 30, 2000, including 8,726,831 outstanding potentially dilutive securities:

Common shares outstanding                                    35,128,631
Potentially dilutive securities:
  Convertible preferred stock              3,457,199
  Stock options and warrants               5,109,632
  Convertible notes                          160,000
                                           ---------
                                                              8,726,831
                                                             ----------
                                                             43,855,462
                                                             ==========


Recent Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging
Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for years beginning after June 15, 2000. We have not yet quantified the impact of adopting SFAS No. 133 on our financial statements and have not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


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

(3)  BALANCE  SHEET  COMPONENTS  (in   thousands)

Substantially all assets are pledged as collateral for indebtedness (Note 4).
                                                     September 30,
                                                           2000         Dec. 31,
                                                       (unaudited)        1999
                                                        ---------      ---------
Accounts Receivable:
  Trade receivables ................................      $ 6,805       $ 8,759
  Less allowance for doubtful accounts .............         (810)       (1,604)
                                                          -------       -------
                                                            5,995         7,155
  Other receivables ................................          209           171
                                                          -------       -------
                                                          $ 6,204       $ 7,326
                                                          =======       =======

Inventories:
  Raw materials ....................................      $ 6,933       $ 4,942
  Work-in-process ..................................          227           454
  Finished goods ...................................          761           892
                                                          -------       -------
                                                          $ 7,921       $ 6,288
                                                          =======       =======

     Inventories are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete and slow moving inventory to estimated net realizable value.


Prepaid expenses  and  other:
  Prepaid service costs ............................      $ 1,355       $ 1,174
  Other ............................................          135           463
                                                          -------       -------
                                                          $ 1,490       $ 1,637
                                                          =======       =======

Property and Equipment:
  Computer equipment ...............................      $ 4,652       $ 4,075
  Computer software ................................          770           770
  Leasehold improvements ...........................          839           788
  Furniture, fixtures and office equipment .........          355           465
  Other ............................................          310           310
                                                          -------       -------
                                                            6,926         6,408
  Less accumulated depreciation
    and amortization ...............................       (4,315)       (2,932)
                                                          -------       -------
                                                          $ 2,611       $ 3,476
                                                          =======       =======

     Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Depreciation and amortization of property and equipment amounted to $.5 million and $1.5 million for the three and nine months ended September 30, 2000, respectively, and $.3 million and $1.2 million for the three and nine months ended September 30, 1999, respectively.

                                                     September 30,
                                                          2000          Dec. 31,
                                                       (unaudited)        1999
                                                       ----------      ---------

Goodwill and Other Intangible Assets:
  Goodwill .......................................      $ 17,787       $ 15,497
  Intellectual assets ............................           347            347
                                                        --------       --------
                                                          18,134         15,844
  Less accumulated amortization ..................        (3,139)        (1,311)
                                                        --------       --------
                                                        $ 14,995       $ 14,533
                                                        ========       ========

     Goodwill represents the excess cost of acquired businesses over the fair value of net assets acquired and is principally amortized over seven years. Intellectual assets consist of trademarks and proprietary technology and are being amortized over 15 years. Amortization of goodwill and other intangible assets amounted to $.6 million and $1.9 million for the three and nine months ended September 30, 2000, respectively, and $.1 million and $.9 million for the three and nine months ended September 30, 1999, respectively.

Accounts payable and other:
  Accounts payable ...............................        $ 5,297        $ 8,072
  Accrued liabilities and other ..................          5,130          4,245
                                                          -------        -------
                                                          $10,427        $12,317
                                                          =======        =======


(4) Borrowings

Short-Term Debt

   Revolving Credit Facility ("Bank Line of Credit")

     The Bank Line of Credit, as amended, provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. Effective April 14, 2000 (see below), interest under the Bank Line of Credit was increased from prime (9.5% at September 30, 2000) plus .5 percent to prime plus
1.5 percent. The Bank Line of Credit matures in April 2002, requires a facility fee of .25% based on the average unused portion of the maximum borrowings, is collateralized by substantially all of the Company's assets and provides for certain financial covenants, including minimum net worth and net income requirements. As of September 30, 2000, the outstanding balance of the Bank Line of Credit was $5.6 million and an additional approximately $.4 million was available based on eligible collateral.

     During the first quarter of 2000, the Company was not in compliance with the minimum net worth covenant of the Bank Line of Credit and, as a result, was in technical default. On March 29, 2000, the lender agreed to waive that default and effective April 14, 2000, the Company and the lender agreed to amend certain terms of the Bank Line of Credit, including an increase in the interest rate to prime plus 1.5% and new minimum net worth and net income covenants on a consolidated basis. The amended agreement was executed on September 14, 2000. At September 30, 2000, the Company was not in compliance with the new minimum net worth and net income requirements and is in technical default under the compliance provisions of the Bank Line of Credit. The Company is currently in discussions with the lender to amend the financial covenants. Management believes it will be successful in such discussions, however, there can be no assurance of this success nor that management would be successful in finding a replacement lender with acceptable terms.

   Notes Payable

      Director  Loans

     At December 31, 1999, current borrowings included $1.6 million due to H. Irwin Levy, Chairman of the Board of Directors and a principal stockholder of the Company ("Mr. Levy"), representing the maximum amount available under a revolving line of credit facility which bore interest at 10% per annum, due 30 days from demand. In January 2000, the promissory note was paid off and satisfied in full. Effective April 12, 2000, Mr. Levy and/or a company controlled by Mr. Levy, agreed to commit to a $2 million revolving line of credit facility to the Company, which was increased to $2.5 million, effective July 31, 2000 and to $3.3 million, effective October 11, 2000. The commitment matures on April 30, 2001. Advances under this commitment bear interest at 10% per annum and amounted to $1.6 million as of September 30, 2000 (consisting of $1.7 million advanced and $.1 million repaid). As of October 31, 2000, the outstanding balance under this commitment was $2.6 million.

      Note Payable

     Other current borrowings at September 30, 2000 include a note payable in the amount of $.3 million which bears interest at 10% per annum and matures in September 2001.

Long-Term Debt

     At September 30, 2000, long-term debt consisted of $5.1 million which bears interest at 9.5% per annum and matures in June 2004. On April 26, 2000, the Company issued 296,296 shares of its common stock in full satisfaction of $1 million of debt which was scheduled to mature in September 2001.


(5) CONVERTIBLE PREFERRED STOCK

     At December 31, 1999, the Company had five classes of convertible preferred stock (Series A, C, D, E and F) with an aggregate stated value of $14.3 million. During the nine months ended September 30, 2000, preferred stock with an aggregate stated value of $7.9 million was converted into 6,427,467 shares of the Company's common stock, thereby reducing the aggregate stated value at September 30, 2000 to $6.4 million, convertible into 3,457,199 shares, consisting of the following:

Series D preferred stock, with an aggregate stated value of $2 million at September 30, 2000, accrues dividends at 8% per annum, payable quarterly, is convertible at any time into an aggregate of 2,000,000 shares of the Company's common stock, and has an automatic conversion feature in which each share not converted by October 2001 is automatically converted into common stock. Series E and F preferred stock, with an aggregate stated value of $4.4 million at September 30, 2000, currently accrues dividends at 9% (10% commencing June 8,
2001), and is convertible at any time into an aggregate of 1,457,000 shares of the Company's common stock. At September 30, 2000, a company controlled by Mr. Levy held Series E preferred stock with an aggregate stated value of $1.5 million convertible into 500,000 shares of the Company's common stock.

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

     As of September 30, 2000, the Company has issued 351,857 shares of common stock and received net proceeds of $.8 million pursuant to this agreement. In the accompanying Statement of Stockholders' Equity, the approximate $87,000 of transaction costs incurred to complete this agreement has been charged to additional paid-in capital.


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

     At September 30, 2000 and December 31, 1999, a 100% valuation allowance has been provided on the Company's deferred tax assets because it is more likely than not that loss carryforwards will not be realized based on recent operating results.


(9) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

     The Company operates predominantly in one business segment, information storage solutions, including external RAID subsystems. During the nine months ended September 30, 2000, no single customer accounted for greater than 10% of the Company's sales while during the nine months ended September 30, 1999, one customer accounted for 21% of the Company's sales.



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

Overview

     We are a manufacturer and supplier of high-availability, high-performance enterprise-class SAN solutions for computer operating systems including the Windows NT, UNIX and Linux platforms. Designed for storage-intensive environments such as the Internet or other mission-critical applications, our products include Fibre Channel and SCSI RAID-ready solutions, non-RAID storage products, tape and advanced storage management software solutions. We market our products through a direct sales force and a global network of resellers and OEM's.

     Our activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the RAID business in Lake Mary, Florida, from Seagate Peripherals, Inc. In June and July 1999, we acquired approximately 76% of the outstanding common stock of Andataco, Inc. located in San Diego, California and in November 1999, we acquired the remaining 24% of Andataco. In early 2000, we completed the consolidation of our Lake Mary manufacturing operations into our San Diego facility and moved our corporate headquarters to San Diego. As a result of the acquisition of Andataco, we believe that period to period comparisons for the nine months ended September 30, 2000 may not be meaningful.

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

     In January 2000, Larry Hemmerich became our President and Chief Executive Officer. Substantially all of our current management team was recruited subsequent to Mr. Hemmerich joining our company.



                              Results of Operations

          Three Months ended September 30, 2000 vs. September 30, 1999

     We reported a net loss of $4 million for the three months ended September 30, 2000 compared to a net loss of $2 million for the corresponding quarter in 1999.

Sales

     Net sales for the three months ended September 30, 2000 were $9.5 million as compared to $17.5 million for the 1999 quarter, representing a 46% decline. During the current third quarter, we focused on beginning to phase out of our older technology products while we transitioned our efforts to newer technology solutions centered on our new NexStor 2 U (3.5" high) storage enclosures and RAID systems. However, new product shipments increased at a slower pace than the decrease in shipments of our older products. This was primarily attributable to delays in shipments for both our new products and our older products, principally resulting from unexpected supplier issues which we believe we have now resolved. In addition, we are in the process of restructuring our domestic sales force to be focused on the end-user, SAN solution area.

Cost of Sales/Gross Margins

     Gross margins decreased to 26% for the three months ended September 30, 2000 as compared to 29% for the 1999 quarter, primarily as a result of decreased utilization of production capacity due to lower sales volumes. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

Operating Expenses

     Selling, General and  Administrative

     Selling, general and administrative expenses decreased by 17% to $3.8 million for the three months ended September 30, 2000 from $4.6 million for the same quarter in 1999. The most significant decrease was $.6 million in administrative costs as part of our continued efforts to streamline expenses following the relocation of our Lake Mary manufacturing operations to San Diego.

     Research and Development

     Research and development expenses for the three months ended September 30, 2000 were $.9 million as compared to $.8 million for the three months ended September 30, 1999, principally due to additional costs incurred in connection with the development of several new products which were introduced during the third and fourth quarters of 2000. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will continue to increase in future periods.

     Depreciation and Amortization

     Depreciation and amortization for each of the three month periods ended September 30, 2000 and 1999 was $1.1 million. Third quarter 2000 amounts include additional amortization (over seven years) of (i) the $2.8 million of goodwill associated with the January 2000 acquisition of the assets of OneofUs, and (ii) the $2.6 million goodwill associated with the November 1999 acquisition of the minority interests of Andataco. These increases were offset by reduced amortization resulting from the fourth quarter 1999 write-down of $4.6 million of goodwill related to our 1996 acquisition of Parity Systems, Inc. The Parity goodwill was determined to have been impaired because of our inability to generate future operating income from the assets acquired in the Parity acquisition.

Other Expense/Income, Net

     Other expenses, net, for the three months ended September 30, 2000, amounted to $.3 million and relate primarily to a supplier settlement reached during the quarter. During the quarter ended September 30, 2000, other income, net was $.2 million and primarily consisted of minority interests in Andataco.

Interest Expense

     Interest expense for the three months ended September 30, 2000 decreased to $.3 million as compared to $.7 million in 1999, primarily as a result of satisfying indebtedness of $6.6 million by issuing common stock ($5.5 million in December 1999 and $1 million in April 2000).

Preferred Stock Dividends

     During the three months ended September 30, 2000, all classes of our convertible preferred stock required cumulative dividends at 8%-9% per annum. Preferred stock dividends decreased 52% to $.1 million during 2000 principally due to the conversion of $7.9 million of preferred stock to common stock in 2000 (see Note 5 to Consolidated Financial Statements).

           Nine Months Ended September 30, 2000 vs. September 30, 1999

     For the nine months ended September 30, 2000, we reported a net loss of $4.3 million as compared to an $8.5 million net loss during the nine month period ended September 30, 1999. The 2000 nine month period included a $5.6 million gain on the Borg Sale recognized during the first quarter of 2000.

Sales

     Net sales for the nine months ended September 30, 2000 increased to $32.9 million from $28.4 million for the same period in 1999, representing a 16% increase. This increase is substantially the result of a full nine months of sales during 2000 attributable to the June 1999 Andataco acquisition while the 1999 periods included only four months of Andataco sales. This increase has been partially offset by the inability of one of our suppliers to deliver a key component during the second quarter for integration into recently introduced products, resulting in significant delays in initial shipments of those products and in some cases lost revenue to our competitors. Our new generation products began shipping in the third quarter; however, the increased shipments of our newer technology products have not exceeded the declining revenues of our older products, which we have begun to phase out.

Cost of Sales/Gross Margins

     Gross margins increased to 29% for the nine months ended September 30, 2000, as compared to 22% for the same period in 1999. The increase in gross margins is primarily the result of the utilization of the Andataco sales channels to market our products as well as economies of scale attributable to the level of fixed costs inherent in our operations coupled with higher sales revenues. For example, certain fixed costs have been reduced by the completion in March 2000 of the consolidation of our Florida manufacturing operations into our San Diego headquarters. During the prior year's nine month period, cost of sales includes a $.8 million provision for slow moving and obsolete inventory compared to $.1 million in the current year. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

Operating Expenses

  Selling, General and Administrative

     Selling, general and administrative expenses were $12.5 million and $9.5 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of 31%. These increases are primarily the result of the acquisition of Andataco, the most significant of which is employee compensation and the related benefits.

  Research and Development

     Research and development expenses for the nine months ended September 30, 2000 increased 22% to $2.5 million over the same period in 1999, principally due to additional costs incurred in connection with the development of several new technology products introduced during 2000. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will continue to increase in future periods.

  Depreciation and Amortization

     Depreciation and amortization for the nine months ended September 30, 2000 was $3.4 million as compared to $2.1 million for 1999. These increases were primarily due to the additional amortization (over seven years) attributable to $14.7 million of goodwill associated with the 1999 Andataco acquisition and $2.8 million of goodwill associated with the January 2000 acquisition of the assets of OneofUs, partially offset by reduced amortization resulting from the fourth quarter 1999 write-down of $4.6 million of goodwill related to our 1996 Parity acquisition. The Parity goodwill was determined to have been impaired because of our inability to generate future operating income from the assets acquired in the Parity acquisition.

Other Expense/Income, Net

     Other income, net, decreased to $.1 million during the nine months ended September 30, 2000, as compared to $.3 million for the 1999 period. During the 2000 period, other income primarily consisted of a cash settlement received during June 2000 which was substantially offset by a supplier settlement reached during September 2000. During the 1999 period, a significant amount of other income was attributable to minority interests in Andataco.

Interest Expense

     Interest expense for the nine months ended September 30, 2000 decreased to $.9 million as compared to $1.5 million in 1999, primarily as a result of satisfying indebtedness of $6.6 million by issuing common stock ($5.5 million in December 1999 and $1 million in April 2000). This reduction was partially offset by interest attributable to a $5.1 million note incurred in the Andataco acquisition in June 1999.

Preferred  Stock Dividends

     During the nine months ended September 30, 2000 and 1999, all classes of our convertible preferred stock required cumulative dividends at 8%-9% per annum. Preferred stock dividends decreased by 10% to $.5 million during 2000 principally due to the conversion of $7.9 million of preferred stock to common stock in 2000, partially offset by the issuance of $8.7 million of preferred stock in June 1999.

     During the nine months ended September 30, 1999, we recorded $.3 million as an additional embedded dividend attributable to: (1) the fair value at the date of grant of warrants issued in connection with the sale of Series E convertible preferred stock (based on the Black-Scholes option-pricing model) and (2) the beneficial conversion privilege on Series A convertible preferred stock representing the difference between the conversion price and the quoted market price of common stock at the date of issuance.


                         Liquidity and Capital Resources

Consolidated Statements of Cash Flows

  Operating Activities

     Net cash used by operating activities amounted to $8.3 million and $5.2 million for the nine months ended September 30, 2000 and 1999, respectively. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $6.3 million and $4.1 million, respectively. A significant use of cash during 2000 was the net increase in inventories in the amount of $2.1 million (principally due to our investment in new products), which was partially offset by cash provided by net collections of accounts receivable of $.8 million. During 2000 and 1999, we used cash of $.8 million and $.9 million, respectively, in the reduction of accounts payable and other liabilities. During 1999, cash was also used in the increase of accounts receivable in the amount of $.7 million, principally due to the significant increase in our third quarter 1999 sales.

  Investing Activities

     Net cash provided by investing activities was approximately $6.1 million for the nine months ended September 30, 2000, principally due to $7 million in net cash proceeds from the Borg Sale. During 1999, cash used by investing activities of $1.4 million was principally for the acquisition of Andataco in the amount of $1.1 million.

  Financing Activities

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $1.7 million which consisted principally of $1.2 million in proceeds from the exercise of stock options and warrants and $.7 million in net proceeds from our equity draw down facility (see Note 6 to Consolidated Financial Statements). Net cash provided by financing activities for the nine months ended September 30, 1999 amounted to $6.7 million and primarily consisted of net borrowings of $4.9 million from private investors, including $2.6 million from Mr. Levy or a company controlled by Mr. Levy ($4.6 million advanced less $2 million repaid in cash), $1.6 million in proceeds from the exercise of stock options and warrants, and $3 million from the issuance of common stock and convertible preferred stock, partially offset by $2.3 million in net repayments under our revolving credit facilities. In addition, $1.5 million of our borrowings from Mr. Levy was satisfied by the issuance of convertible preferred stock.

Borrowings

     In connection with the acquisition of Andataco, we issued $5.1 million in promissory notes due in July 2004. In addition, our asset based revolving Bank Line of Credit (see Note 4 to Consolidated Financial Statements) provides for borrowings based on the lesser of $10 million or (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. This facility provides for certain financial covenants, including net worth and net income requirements.

     During the first quarter of 2000, we were not in compliance with the minimum net worth covenant of the Bank Line of Credit and, as a result, we were in technical default. On March 29, 2000, the lender agreed to waive that default and effective April 14, 2000, we agreed with the lender to amend certain terms of the Bank Line of Credit, including an increase in the interest rate from prime +.5% to prime plus 1.5% and new minimum net worth and net income covenants on a consolidated basis. The amended agreement was executed on September 14, 2000. At September 30, 2000, we were not in compliance with the minimum net worth and net income requirements causing us to be in technical default under the compliance provisions of the Bank Line of Credit. We are currently in discussions with the lender to amend the financial covenants which we believe will be successful, however, there can be no assurance of success.

Financing Activities With Private Investors

     From late 1997 through September 30, 2000, we obtained net cash proceeds of $28.8 million from private investors, consisting of sales of convertible preferred stock and common stock, net borrowings and the exercise of stock options and warrants to purchase shares of our common stock. Of these amounts, Mr. Levy or companies controlled by Mr. Levy advanced or invested a net amount of $8.4 million.

     On January 10, 2000, we completed the Borg Sale and received net cash proceeds of approximately $7 million, net of approximately $.5 million of transaction costs, of which $1.6 million was used to repay short-term notes payable to Mr. Levy.

     Effective April 12, 2000, Mr. Levy and/or a company controlled by Mr. Levy agreed to commit to us a $2 million revolving line of credit facility (subsequently increased to $2.5 million, effective July 31, 2000 and to $3.3 million, effective October 11, 2000) which matures on April 30, 2001. At
September 30, 2000, net advances under this facility amounted to $1.6 million ($1.7 million advanced and $.1 million repaid) and bear interest at 10% per annum. As of October 31, 2000, the outstanding balance under this commitment was $2.6 million.

     On May 9, 2000, we entered into an agreement with a private investment group granting us a one-year $15 million equity line or equity draw down facility. The agreement does not obligate us to draw any of the funds. Once per draw down period, we may request a draw of up to $5 million, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investment group will provide to us and the number of shares we will issue to the investment group in return for that money is settled on a weekly basis during a 22 day trading period following the draw request based on a formula as defined in the stock purchase agreement. The investment group receives a 7% discount to the market price for the 22 day period and we receive the settled amount of the draw down less a 4% fee payable to the placement agent. As of September 30, 2000, we have issued 351,857 shares of common stock and received $.7 million in net proceeds pursuant to this agreement.

     We believe that amounts expected to be available under the Bank Line of Credit, Mr. Levy's commitment and our equity line will be sufficient to satisfy our working capital needs during the next twelve months, as presently contemplated. If we are not successful in reaching an agreement with our lenders regarding financial covenants on our Bank Line of Credit, there can be no assurance that we will be able to find a replacement lender with acceptable terms. In addition, there can be no assurance that we may not require additional capital beyond our current forecasted needs nor that any such additional required funds would be available on terms acceptable to us, if at all, at such time or times as required by us.

                              Effect of Inflation

     Inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2000.

 Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We maintain a floating interest rate Bank Line of Credit ($5.6 million outstanding balance at September 30, 2000). Therefore, we are subject to a certain amount of risk arising from increases to the prime rate.

Part II - OTHER  INFORMATION

Item 1. Legal  Proceedings -  Not applicable

Item  2. Recent Sales of Unregistered Securities and Use of Proceeds

     During the three months ended September 30, 2000, we issued 315,200 shares of our common stock in connection with our equity line of credit.

     These issuances were exempt from registration under section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders -  None

Item 5. Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

   (a)   Exhibits:

(10.1) Assumption  and  Amendment  Agreement  dated  September  14, 2000 between
     Registrant and Wells Fargo Credit, Inc.

(10.2) Third  Amended and Restated  Line of Credit Note between  Registrant  and
     Wells Fargo Credit, Inc., dated September 14, 2000.

(10.3) Continuing Guaranty between Registrant and Wells Fargo Credit, Inc.

(10.4) Promissory Note dated July 31, 2000 between Registrant and H. Irwin Levy in the amount of $2,500,000.

(10.5) Promissory  Note dated October 11, 2000 between  Registrant  and H. Irwin
     Levy in the amount of $2,550,000.

(10.6) Promissory  Note dated October 11, 2000 between  Registrant and MLL Corp.
     in the amount of $750,000.

(10.7) Revised  Employment  Agreement  between  Registrant and Larry  Hemmerich,
     President and Chief Executive Officer of Registrant.

(27) Financial Data Schedule

   (b)   Reports on Form 8-K:

     We were not required to file Form 8-K during the quarter for which this report is filed.

                                  SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           nSTOR TECHNOLOGIES, INC.
                                                (Registrant)

                                           /S/  Jack Jaiven
November 10, 2000                         ---------------------------
                                              Jack Jaiven
                                              Principal Financial and
                                              Accounting Officer