Form 10-K
period 2000-12-31
NSTOR TECHNOLOGIES INC
filed 2001-04-17
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                10140 Mesa Rim Road, San Diego, California 92121
                ------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 858-453-9191 Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
          Title of each class                 on which registered
          -------------------                ---------------------
                None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.05 per share
                     ---------------------------------------
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                        -----       -----

                AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK
                     HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share (Common Stock), was the only class of voting common equity of the Registrant outstanding on December 31, 2000. Based on the last sales price of the Common Stock on the American Stock Exchange
(AMEX) on March 30, 2001 ($ .79), the aggregate market value of the approximately 21,854,000 shares of the voting Common Stock held by non-affiliates was approximately $17.3 million.



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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              35,478,489 shares of Common Stock, par value $.05 per share, were outstanding as of April 16, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement of nStor Technologies, Inc.
                   for the 2001 Annual Meeting of Stockholders
                           (incorporated in Part III)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                                     PART I


Item 1.   Business

GENERAL

nStor Technologies, Inc. is a manufacturer and supplier of highly integrated enterprise-class storage solutions for computing operations including external RAID (Redundant Array of Independent Disks) solutions, a complete set of SCSI (Small Computer Systems Interface), tape backup and advanced storage management software solutions. We incorporated as a Delaware corporation in 1959 and initially acquired our computer storage business in 1996. References in this Form 10-K to "we", "our", "us", the "Company", and "nStor" refer to nStor Technologies, Inc. and its consolidated subsidiaries.

Our product line supports a variety of operating systems, including Windows NT and Windows 2K, Novell NetWare, IBM OS/2, Mac, SCO UNIX, UnixWare, SGI IRIX, Sun Solaris, and Linux, and utilizes technology architectures such as Fibre Channel, Ultra2 LVD (Low Voltage Differential), SCSI, Ultra SCSI, and Ultra160 SCSI. Our RAID solutions provide data storage solutions, particularly for storage-intensive environments such as the Internet and mission-critical applications requiring substantial storage performance and capacity, such as document imaging, video and multimedia, or transaction-intensive environments, such as banking and order entry systems.

We market our products through a direct sales force in the United States and through a global network of resellers and Original Equipment Manufacturer (OEM) partners. With company-owned operations in the United States and Asia, and strategic partners in Europe and Australia, we believe we are well positioned to meet the demanding storage requirements of our global customers.


SIGNIFICANT AND RECENT EVENTS

Significant  events during 2000 and through April 16,2001 include the following:
o In January 2000, Larry Hemmerich, a computer storage industry veteran, became our President and Chief Executive Officer. Substantially all of the members of our current executive management team were subsequently recruited by Mr. Hemmerich.
o In January 2000, we sold all of the assets of our Borg Adaptive Technologies subsidiary (Borg) for net cash proceeds of $7 million.
o In January 2000, we acquired substantially all the assets of OneofUs Company Limited (OneofUs), a Taiwan-based designer of high performance fibre channel controllers and storage solutions for the open systems market, for an aggregate purchase price of $2,850,000, principally consisting of shares of our common stock.
o During the first quarter of 2000, we completed the relocation of our Lake Mary, Florida manufacturing operations to San Diego, California.
o Beginning in the second half of 2000, we began to transition our older legacy products to our newer, state-of-the-art technology solutions, centered on our NexStor 2U (3.5-inches high) storage enclosures and RAID systems designed to hold up to twelve 1-inch disks.
o During January 2001, we reduced our overall workforce in connection with the restructuring of our sales and marketing efforts to focus on the potential sales growth in the OEM and Channel business. Since October 2000, we have signed agreements with various new OEM's, Value-Added Resellers
     (VARs) or system integrators.

o Between January 1, 2000 and March 27, 2001, we received cash proceeds of $4.4 million from private investors in the form of debt and equity financing.
o Effective April 12, 2001, holders of all of our long-term notes payable totaling $11.9 million as of that date, have verbally agreed to exchange their notes for $11.9 million of convertible preferred stock.

For a more detailed discussion of these developments, please see Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our executive and business headquarters are located at 10140 Mesa Rim Road, San Diego, California 92121 and our telephone number is (858) 453-9191. Our principal engineering offices are located in Lake Mary, Florida. Information regarding nStor can be accessed through the World Wide Web at http:// www.nStor.com.

INDUSTRY

The demand for increased information and storage capacity has grown dramatically. A significant growth in Internet users has resulted in the creation of millions of new web sites. Environments that have traditionally been paper-intensive such as insurance, healthcare, education, law institutions, and government agencies have embraced the use of document imaging technology. Specific sectors such as broadcasting, entertainment, music, and animation have now fully transitioned their operations to the digital realm. This exponential growth of computerized data has accelerated the need for available and reliable data storage solutions. To meet this need, companies are investing in new centralized storage infrastructures that not only meet their demands today, but also lay the groundwork for their future needs.

     As corporate Information Technology (IT) environments increase their server-based infrastructure to include storage-centric solutions, the areas of fault-tolerance and storage management play a vital role in protecting businesses critical data. To meet this escalating demand, storage suppliers are transitioning their RAID solutions into Storage Area Networks (SAN) and Network Attached Storage (NAS) environments, the two fastest growing sectors in the marketplace. To successfully compete in this aggressive market, companies need innovative products, strong integration expertise, and excellent support services.

     According to International Data Corporation (IDC), a leading provider of technology intelligence, industry analysis and market data, total spending on disk storage will reach $53.3 billion by 2004 with over $35 billion, or approximately 67%, consisting of SAN and NAS based revenues. This represents exceptionally strong growth when comparing the $2.9 billion in SAN and NAS revenue realized in 1999, or the $6.7 billion realized in 2000, a year over year increase of 136%. The RAID solutions market is growing at a rapid rate with total revenues of $21.5 billion in 2000, an increase of 28% from 1999. In light of these historical numbers and the resulting estimated growth rates in SAN and NAS revenues for the next four-years, the overall storage sector is poised for substantial growth.


WHAT IS RAID TECHNOLOGY?

Developed in 1988 by a team of researchers from the University of California at Berkeley, RAID is an information storage technology consisting of three or more disk drives working together as one. Through the use of proprietary hardware and software, RAID configurations achieve extremely fast data transfer speeds, high input/output (I/O) rates, and incorporate distinctive levels of redundancy to protect large pools of data.

RAID storage solutions outperform individual disk solutions because of their ability to simultaneously spread and retrieve data among multiple, high speed disk drives. The popularity of RAID-based storage solutions is not only derived from increased performance, but also increased data protection. Typical RAID solutions incorporate data replication, dual sets of components, and advanced cooling systems. Should any aspect of the RAID solution fail, whether it is a disk drive, controller, or power supply, it can quickly and efficiently be "hot-swapped" with a replacement component without interrupting user operability or data security.

We believe that RAID subsystems will continue to be the preferred method of data storage in networked environments. As corporations transition from direct attached storage solutions to a centralized solution, we see our current and emerging RAID products as highly applicable to the challenges faced by multiple industries. We believe our NexStor Fibre product line and the NexStor SCSI product line currently under development are well-positioned to provide fault-tolerant storage systems to many segments of the market, allowing us to participate in the growth in the RAID solutions market. However, there can be no assurance that we will be successful in these efforts due to the possibility of increased competition, the development of alternative technologies, and other factors.


PRODUCT STRATEGY

During 2000, we completed our transition from older product designs to our new NexStor 3000 2U (3.5 inches) product line which we believe continues to lead the industry in terms of rack space density. The new product line is offered for Fibre Channel, SCSI, and Fibre-to-SCSI environments. These storage solutions feature fully redundant, hot-swappable components and support for the industry's fastest 10,000 and 15,000 RPM (resolutions per minute) disk drives. The NexStor's advanced design and capability are targeted to the mid-range to enterprise computing environment. The NexStor products designed by us include SES-compliant (SCSI Enclosure Services) modules that can store up to 584 Gigabytes (GB) of data in a 3.5 inch, or 2U increment of rack space. With the anticipated arrival of new disk drive technology later this year, we expect to expand this capacity to 1.44 Terabytes (TB) in that same amount of space.

Our current hardware products include SAN-ready Fibre RAID and RAID-ready Fibre JBOD (just a bunch of disks) storage solutions. In October 2000, the NexStor Fibre product line was expanded to include a 12-bay module featuring increased spindle count that enhances throughput performance. During that same month, we also announced the newly developed 802S SCSI storage solution. We plan further development of our SCSI product line and anticipate adding 8-bay and 12-bay SCSI RAID solutions as well as a 12-bay JBOD module to round out our NexStor SCSI product line.

To compliment our NexStor product line, our software team released a new version of our AdminiStor software in March 2000. The new AdminiStor is a web-based storage management software suite that is used to configure RAID controllers, monitor and report storage status, and manage disk arrays. AdminiStor provides local or remote monitoring and management with remote notification (e-mail alerts to individuals, groups or pagers) for both Windows and Unix environments, allowing users to manage data from anywhere in the world.


CURRENT PRODUCT OFFERING

NexStor 3150/3250 and 802F / 1202F - Fibre Channel RAID

Flagship Fibre Channel products include the SAN-ready 3150 and 3250 complimented by the RAID-ready 802F and 1202F. The NexStor 3150 is an 8-bay module, designed to meet high capacity needs while fitting into a small space. It connects up to fifteen 802F JBOD modules behind a single set of RAID controllers, scaling up to
9.1 TB of storage within 56 inches of space. With the anticipated introduction of new disk drive technology later this year, the maximum capacity will increase to 22.3 TB within the same 56 inches. The NexStor 3150 and 802F product series is targeted at sectors such as data warehousing and seismic analysis.

The NexStor 3250 is the newly introduced 12-bay module, accommodating up to twelve 1-inch drives and offering higher performance through increased spindle count. It scales up to 432 GB in 3.5 inch increments and provides 33% more disk drives in the same space as the 8-bay series. The NexStor 3250 can connect up to seven additional 1202F JBOD modules behind a single set of RAID controllers, reaching a maximum capacity of 3.5 TB of storage within 28 inches of space. The NexStor 3250 and 1202F are designed for intense I/O applications that prioritize performance over capacity such as Online Transaction Processing (OLTP), database and video editing.

NexStor 802S/1202S  - SCSI JBOD (RAID-ready)

The NexStor 802S is our first Ultra 160 JBOD product and serves as the foundation for future RAID and 12-bay Ultra SCSI designs. It accommodates up to eight 1.6 or 1-inch drives and offers up to 584 GB of data storage. As mentioned previously, we anticipate expanding the NexStor SCSI family to include complete SCSI RAID solutions in both the 8-bay and 12-bay modules. With a large part of the storage market still using SCSI, the NexStor 802S and 1202S fill a direct-connect SCSI requirement still in demand by many IT environments. This product line is focused on providing high-performance, workgroup solutions with an entry-level price point.

AdminiStor

AdminiStor  Plus  is the  latest  version  of our  storage  solution  management software. It is JAVA-based and provides heterogeneous support for multiple platforms. Through the use of AdminiStor, storage systems up to and including SAN architecture can be managed from any point in the world utilizing a standard web-connection. Offering different levels of security, AdminiStor allows administrators to define who will be able to view the configuration, change parts of the configuration, or have complete authority over their storage subsystem.

Backup Tape Solutions

We offer our clients a range of tape backup systems to compliment our primary storage solutions. Included in this range are the newly introduced Linear Tape Open (LTO) and Super Digital Linear Tape (SDLT) technologies.

Technical Service

We continue to offer a range of full-time service and support programs, providing customers with a variety of on-site and help-desk support services. We offer five days a week, nine hours a day (5x9) or seven days a week, 24 hours a day (7x24), as well as next day depot replacement. During 2000, we also expanded our service organization to include a Professional Services department that focuses on subsystem storage integration with existing infrastructures.

SAN Solutions

As an alternative to server-attached storage, networked storage architectures have been gaining popularity. In fact, some industry analysts estimate that more than 80% of the world's external storage will be SAN-attached by 2003. This is because SANs provide the scalability, accessibility, and manageability to satisfy present and future business computing requirements.

We continue to develop, test, and install high availability SAN storage solutions. In addition to our SAN-ready Fibre products, we also offer pre-tested and certified switches and routers necessary for a complete SAN architecture. We expect our new NexStor product line to further strengthen our ability to provide clients with complete, high performance, and price-competitive SAN solutions.

As storage needs continues to grow, the physical space required to hold racks of storage systems becomes a premium. We believe our focus on providing space-sensitive, high capability, and fully integrated SAN solutions will help us compete successfully in this growing market. We also believe the addition of our Professional Services department and the enhanced SAN capability now included in our AdminiStor software, further extends our SAN installation and integration capabilities. However, there can be no assurance that we will be successful in these efforts due to the possibility of increased competition, the development or advancement of alternative technologies, and other factors.

PROPRIETARY TECHNOLOGY

We rely upon patents, copyright and trademark protection, as well as non-disclosure and confidentiality agreements with employees and customers, to establish, protect and preserve our proprietary rights. We own registered trademarks or copyrights for AdminiStor, GigaRAID, Enterprise Storage Packaging, RAID Lite, Rapid-Tape, StorView, Andataco, WEB STORAGE MANAGER, and "for the life of your data". We have trademarks pending on the following: GigaSTOR, Estorage, SANStor, and SAN-SATIONAL. In addition, we have patents pending on data storage chassis with adaptable rack monitoring and disk drive storage enclosures with isolated cooling paths for storage media. For a discussion of certain risks relating to the protection of our intellectual property rights, see Risk - Factors - Potential Infringement of Intellectual Property Rights.

SALES AND MARKETING

We market our products and services through a direct sales force to users in the United States and through a global network of reseller and OEM partners in Europe, northern Asia, Pacific Rim and Australia. We sell our products directly to end users through our field sales organization and indirectly through OEMs and volume channels such as Systems Integrators and Value Added Resellers
(VARs).

Our direct product sales to end users through our field sales organization was our primary sales channel in 2000 and 1999, representing approximately 75% of total sales during both years. Service contracts, principally with end users, represented 11% and 6% during 2000 and 1999, respectively. Our direct sales organization, including the supporting system engineers, is arranged by specific geographical territories, based on our primary revenue opportunities. To maximize our visibility within each territory, the regional manager, sales representatives and sales engineers are located in the respective territories. No direct sales customer accounted for more than 10% of net sales during 2000. In 1999, one direct sales customer, Intel, accounted for 11% of net sales.

OEM-grade products are primarily sold directly to OEM server manufacturers for integration into their product offerings. Generally, the OEM products are labeled under the OEM's brand name where our products are frequently packaged as part of a complete data processing system or combined with other storage devices to deliver a storage subsystem. We believe the OEM channel sales provides significant revenue opportunity, market visibility and credibility, and can serve as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEM's are strategic in nature and, therefore, require unique sales strategies. The sales and support organization must be highly technical and generally involves several corporate resources.

Sales to OEMs and other indirect sales accounted for 14% and 19% of our sales for 2000 and 1999, respectively. No indirect customer accounted for more than 10% of net sales in 2000. In 1999, one OEM customer, Silicon Graphics (SGI), accounted for 15% of net sales.

The sales model for product distribution in Europe and the Asia/Pacific-Rim is similar to the domestic OEM and Reseller channel model, utilizing Systems Integrators, technical distributors and VARs. Complementary pricing and margin structures and marketing programs support each sales channel. We believe this strategy allows us and our customers to effectively sell and market our products to their specific marketplace while maintaining channel integrity.

Our marketing plan utilizes a variety of programs to promote and develop new and expanding markets for our product lines and to support our sales strategy. The focal points of this plan include the supply of highly focused promotional material including product specification literature and application notes, web site innovation, development and promotion of the distribution channel, strategic media placement, active regional, national and international tradeshow participation, and aggressive public relations.


TECHNICAL SUPPORT AND CUSTOMER SERVICE

We provide support from order entry to post- sales service through our enterprise resource planning software. Products are tracked through each stage of engineering, manufacturing and distribution for the entire life of a product, and our customer service department can view the history of each individual system.

We believe that our ability to provide prompt and reliable technical support has enhanced our marketing efforts. We provide comprehensive customer and technical support for all of our products through our technical and customer services organization. A toll-free telephone number is provided for support to all OEM's, volume channel partners (resellers and integrators) and end users.

Our standard warranty is a one-year return-to-factory policy, which covers both parts and labor. We pass on to the customer the warranty provided by the manufacturers for products that we distribute and for drives and tapes used in our storage solutions. We have not experienced material warranty claims; however, there can be no assurance that future warranty claims will not have a material adverse effect on our future financial condition and operating results. We also offer extended warranties (two, three and five years) and on-site service for our products for a fee, including 24-hour service, seven days a week or 9-hour service, five days a week, for which we contract primarily with third-party service providers. In addition, we offer a Depot Express program for certain of our products. Depot Express provides for advance replacement of failed components. If our Help Desk technical staff determines a replacement is necessary, we will ship a new component by the next business day, based upon availability. This service is available for a one-time fee at the time of the original purchase.

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

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices. Although many of the components for our products are currently available from numerous sources at competitive prices, some of the components used in our products are presently available from a limited number of suppliers, or from a single supplier. Further, because of increased industry demand for many of those components, their manufacturers may, from time to time, be unable to make delivery of orders on a timely basis. In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components, or the next generation of those components, available to us. The inability to obtain a key product as needed may cause a reduction in our sales volume.

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


RESEARCH AND DEVELOPMENT

We have three engineering centers to facilitate our product development. Each of these centers of competency is focused on a different aspect of our product development strategy.

Lake Mary, Florida is the competency center for our enclosure technology and development. In addition to designing, developing and testing our storage enclosures, engineers in Lake Mary are also responsible for the design, development and successful integration of controllers (both nStor-developed controllers as well as third-party products) into our enclosure technology.

San Diego, California is the competency center for our integrated solutions including an extensive SAN integration lab. Engineers in San Diego integrate the total SAN and general storage solutions that include internally developed and third party software and hardware components. The SAN interoperability lab focuses on SAN component selection and validation, integration and delivery of end-user solutions as well as solution testing for all our SAN-related products and services.

Taipei, Taiwan is the competency center for the development of our RAID controller technology and Fibre Channel drive firmware qualification for these controllers.

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

COMPETITION

The market for all levels of storage subsystems is subject to intense competition. We compete not only with other disk array manufacturers, but also with manufacturers of proprietary, integrated computer systems and system integrators which sell computer systems containing general purpose RAID subsystems, some of which may have significantly greater financial and technological resources or larger distribution capabilities than we do.

Certain competitors may offer their products at lower sales prices than we do; accordingly, we must often compete on the basis of product quality, performance and reliability in specific applications. Our continued ability to compete will largely depend upon our ability to continue to develop high performance products at competitive prices while continuing to provide superior technical support and customer service. For a discussion of certain of our major competitors, see Risk Factors - Intense Competition.


EMPLOYEES

As of March 31, 2001, we employed 140 full-time employees, of which 49 were involved in engineering, product development and technical support, 40 in sales and marketing, 30 in manufacturing and operations, and 21 in finance, management and administration. Our employees are not covered by collective bargaining agreements and there have been no work stoppages. We believe our employee relations are good.

We also believe that our future success will largely depend upon our ability to continue to attract, employ and retain competent qualified technical, marketing and management personnel. Experienced personnel are in great demand and we must compete with other technology firms, some of which may offer more favorable economic incentives to attract qualified personnel.


RISK FACTORS

In addition to the various risks ordinarily attendant to investments in entities in the technology industry, certain other material risk factors relating to our company and its business present a particularly high degree of risk. The specific risks set forth below are not considered to or deemed to be exhaustive or definitive of all the material risks involved in our company's business.

        Recent Losses; Capital Needs

We have experienced net losses for the fiscal years ended December 31, 2000, 1999 and 1998 of $21.9 million, $18.7 million and $10.4 million, respectively. At December 31, 2000, we had an accumulated deficit of $80.8 million. There can be no assurance that we will be able to achieve or maintain profitability on a quarterly or annual basis or that we will be able to achieve revenue growth.

In late 1997, our management determined that amounts available under our bank line of credit would not be sufficient to satisfy our cash requirements and that, as a result, additional debt and/or equity financing would be necessary. During the period beginning in late 1997 and ending on March 31, 2001, we obtained approximately $36.1 million from private investors through the sale of our convertible preferred stock and common stock, the issuance of subordinated and other notes and the exercise of warrants and options to purchase shares of our common stock. In May 2000, we entered into a Common Stock Purchase Agreement with Wishmasters Limited. The agreement establishes an equity line of credit wherein Wishmasters committed up to $15 million to purchase our common stock over a twelve month period at a discount to the market price. Between May 2000 and March 2001, Wishmasters purchased 508,857 shares of our common stock for $1 million. On January 10, 2000, we sold substantially all of the assets of our wholly-owned subsidiary, Borg Adaptive Technologies, for $7 million cash, net of approximately $500,000 of transaction costs.


        Inability to Comply with Financial Covenants

From time to time, prior to 2000, we were unable to comply with certain of the financial covenants of our bank lines of credit and had requested that our lenders forbear from exercising the remedies available to them under such circumstances. In each such case, our bank agreed with our request.

During the first quarter of 2000, we were not in compliance with the minimum tangible net worth covenant of our principal credit facility. On March 29, 2000, the lender agreed to waive the default for both periods. Effective April 14, 2000, we agreed with the lender to amend certain terms of the credit facility including an increase in the interest rate to prime plus 1.5% and new minimum net worth and net income covenants on a consolidated basis. All other significant provisions of the credit facility remain the same. The amended agreement was executed on September 14, 2000. Since the fourth quarter of 2000, we have not been in compliance with the new minimum net worth and net income requirements and are in technical default under the compliance provisions of the bank line of credit. We are currently in discussions with the lender to amend the financial covenants; however, there can be no assurance that we will be successful in amending the financial covenants or finding a replacement lender who will provide financing to us on acceptable terms. If we are successful in amending the financial covenants, there is no assurance that we will be able to maintain compliance with these covenants in the future.

        Fluctuations in Operating Results

We have experienced significant period-to-period fluctuations in our operating results. These fluctuations are due to product design, development, manufacturing and marketing expenditures. If significant variations were to occur between forecasts and actual orders with respect to our products, we may not be able to reduce our expenses proportionately and operating results could be adversely affected. Our revenues in any quarter are dependent on the timing of product shipments, the status of competing product introductions, as well as the availability from suppliers of component parts required for our products. Like many other technology companies, a disproportionately large percentage of quarterly sales often occur in the closing weeks of each quarter. Any forward-looking statements about operating results made by members of our management will be based on assumptions about the likelihood of closing anticipated sales and other factors management considers reasonable based in part on knowledge of performance in prior periods. The failure to consummate any of those sales may have a disproportionately negative impact on our operating results, given our relatively high fixed costs, and may thus prevent management's projections from being realized.


        Inability to Attract and Retain Qualified Employees

Our ability to provide high-quality products on a timely basis requires that we employ an adequate number of skilled engineers and technicians. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to attract and retain skilled personnel. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy and our labor expenses may increase as a result of a shortage in the supply of skilled personnel.


        New Line of Products

During 2001, we introduced a number of new products. We are continuing to encourage our customers to move from our various legacy products to our new line of products. These activities entail a number of risks and uncertainties, all of which could have a material and adverse affect on our business. Those risks and uncertainties, include, but are not limited to, the following:

    o customer orders may be delayed while customers  evaluate new products;
    o the new line of products may contain  unknown defects or bugs;
    o customers may not purchase the new products; and
    o it will be more difficult to accurately predict future sales and financial performance.


        Rapid Technological and Customer Preference Changes

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in that market are difficult to predict and changes in those preferences could render our current or future products unmarketable. The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render existing products as well as new products being introduced obsolete and unmarketable. For example, if customers were to turn away from open systems computing, our revenues would decline dramatically.

Our success depends upon our ability to address the increasingly sophisticated needs of customers, to enhance existing products and to develop and introduce, on a timely basis, new competitive products (including new software and hardware and enhancements to existing software and hardware) that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture and market product enhancements or new products, our business will be materially and adversely affected.

        Intense Competition

The storage system market is intensely competitive. We compete with traditional suppliers of computer systems such as Hewlett-Packard, Sun Microsystems, IBM, Compaq, and Dell, which market storage systems as well as other computer products, and which recently have become more focused on marketing storage systems. We also compete against independent storage system suppliers including, but not limited to, EMC, including its Clariion division, MTI Technologies and Dot Hill. Major competitors in our indirect customer business include Eurologic Systems, Xyratec and JMR Electronics.

Many of these competitors are significantly larger than our company, and have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result may be able to respond more aggressively to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than we can, or to deliver competitive products at a lower end-user price.

Increased competition is likely to result in price reductions, reduced operating margins and loss of market shares, any of which could have a material adverse effect on our business, operating results or financial condition. In fact, competitive pricing pressures have had, and may continue to have, an adverse effect on our revenues and earnings.

If we are unable to develop and market products to compete with our competitors products, our business will be materially adversely affected. In addition, if major customers who are also competitors cease purchasing our products so that they can concentrate on sales of their own products, our business could be materially adversely affected.


        Pending Litigation

In June and August 1996, our company and two of our then directors were served with two separate complaints filed in the Supreme Court of the State of New York, County of Nassau, in which the plaintiffs claim to have had contractual and proprietary interests in the prospect of a transaction to purchase certain net assets acquired by us. The plaintiffs seek compensatory damages, punitive damages, and equitable relief for alleged interference with the plaintiffs' alleged rights and for alleged breach of contract. Our counsel believes that we have good defenses to both claims and that we will not incur any material liability. We are not aware of any facts that would support any of the plaintiffs' claims and, accordingly, we believe that the claims are without merit.


        Lack of Long Term Contracts

We generally do not enter into long-term purchase commitments with our customers and customers generally have certain rights to extend or to delay the shipment of their orders, as well as the right to return products and cancel orders under some circumstances. The cancellation or rescheduling of orders placed by our customers or the return of products shipped to them, could materially and adversely affect our business.

        Product Defects

Storage system products like those that we offer may contain undetected software errors or failures when first introduced or as new versions are released. We cannot be certain that, despite testing, errors will not be found in new products after commencement of commercial shipments.

Our standard warranties provide that if a system does not function to published specifications we will repair or replace the defective component without charge. Significant warranty costs could have a material adverse effect on our business.


        Availability of Competing Products

In the United States, we sell our products both through a direct sales force and through indirect sale channels. Our OEMs, VARs and System Integrators may also carry competing product lines, and could reduce or discontinue sales of our products, which could have a material adverse effect on our operating results.


        A Significant Percentage Of Our Expenses Are Fixed Which May Affect Our Operating Results.

Our expense levels are based in part on our expectations as to future sales, and a significant percentage of our expenses are fixed, which limits our ability to reduce expenses quickly in response to any revenue shortfalls. As a result, if revenues do not meet our revenue projections, operating results may be disproportionately affected. We may experience revenue shortfalls for various reasons, including:

     o sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which, in turn, may harm our
          ability  to  meet  our  sales   obligations;   and
     o    the  reduction, rescheduling or cancellation of customer orders.

In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.


        Lengthy Sales Cycles

Customer orders can range in value from a few thousand dollars to over a million dollars. The length of time between initial contact with a potential customer and sale of a product, or "sales cycle", also can vary greatly and can be as long as three to twenty-four months. This is particularly true for the sale and installation of complex, turnkey solutions, which often are sold directly to end users. Our revenues are likely to be affected by the timing of larger orders, which makes it difficult for us to predict such revenues. Revenue for a quarter could be reduced if large orders forecasted for a certain quarter are delayed or are not realized. Factors that could delay or defer an order include:

     o    time needed for technical evaluations by customers;
     o customer budget restrictions and changes to budgets during the course of a sales cycle;
     o    customer internal review and testing procedures; and
     o engineering work needed to integrate a storage solution with a customer's system.

        Potential Infringement of Intellectual Property Rights

We rely on a combination of trade secrets, copyrights, trademarks, patents, domain names and employee and third-party nondisclosure agreements to protect our intellectual property rights. The steps taken to protect our rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from developing products with features similar to our products. Furthermore, third parties may assert infringement claims against us or with respect to our products for which we have indemnification obligations to certain of our customers. Asserting our rights or defending against third-party claims could involve substantial expense which could have a material adverse effect on our operating results. In the event a third party were successful in a claim that one of our products infringed the third party's proprietary rights, we may have to pay substantial damages or royalties, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on our operating results.


        Loss of Key Suppliers

We rely on other companies to supply certain key components of our products. Our products are typically designed to operate with unique components that are available from a single source. For example, certain of our products are dependent upon controllers designed by one of our suppliers. Although we can use other suppliers, the delay in integrating these parts into our solutions will increase product costs. Other components, while not dependent on one source, may, from time to time, be in short supply or unavailable for a period of time while alternative sources can be identified. Modification to the particular products, requalification of the products with applicable regulatory agencies, and additional testing to assure software and hardware is compatible can result in lost or deferred revenue as well as higher product costs.

In addition, we resell subsystems, software and services from others. This leaves us vulnerable to inadequate supply, uneven allocation in times of shortage, delays in order fulfillment, and contract terminations.


        Concentrated Customer Base

We operate predominantly in one business segment, information storage solutions, including external RAID subsystems. In past years, a large percentage of our revenues came from the sale of products to a small number of significant clients. Sales to two customers, Silicon Graphics (SGI), an OEM, and Intel, a direct sales customer, accounted for 15% and 11%, respectively, of our 1999 revenues.

During the second quarter of 1999, we entered into an OEM agreement to supply high-performance RAID storage enclosures to SGI, a major server manufacturer. The initial term of the arrangement was expected to be for three years. Between May and October 1999, sales to SGI totaled approximately $6 million. In the third quarter of 1999, SGI decided to phase out their Windows NT product to which our storage systems were attached. As a direct result, actual shipments to SGI after October 1999 were minimal.

An economic downturn in any industry or geographical area targeted by us, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby materially adversely affecting our operating results.

        Narrow Market

Substantially all of our revenues to date have been concentrated in the UNIX, Windows NT and Windows 2K marketplace. A large portion of our revenues associated with versions of UNIX are manufactured by Sun Microsystems (Sun). If Sun were to change its policy of supporting open systems computing environments and if our products were thereby rendered incompatible with Sun products, our results of operations could be materially and adversely affected.


        Volatile Stock Price

Our common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including:

     o quarter to quarter variations in actual or anticipated financial results;
     o    announcements by us, our competitors or our customers;
     o    government regulations; and
     o developments in the computer storage and technology industry and the economy in general.

In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations and general economic conditions may adversely affect the market price of our common stock.


        Insufficient Funding

We have expended and will continue to be required to expend substantial funds to continue research and development, and for other aspects of our business. Accordingly, we may need or elect to raise additional capital. Our capital requirements will depend on many factors, including:

     o the problems, delays, expenses and complications frequently encountered by technology companies;
     o    the  progress  of  our  research,   development  and  product  testing
          programs;
     o    the success of our sales and marketing programs;
     o costs in filing, prosecuting, defending and enforcing intellectual property rights;
     o the extent and terms of any collaborative research, manufacturing, marketing or other arrangements; and
     o changes in economic, regulatory or competitive conditions or our planned business.

Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that research, development and testing relating to our products under development can be conducted at projected costs and within projected time frames and that such products can be successfully marketed.

To satisfy our capital requirements, we may seek to raise funds in the public or private capital markets. Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our ongoing or future research and development programs are not favorable. We may seek additional funding through corporate collaborations and other financing vehicles. Such funding may not be available, or if available, it may not be available on acceptable terms. If adequate funds are not available, we may be required to curtail our operations significantly, or we may be required to obtain funds through arrangements with future collaborative partners or others that may require us to relinquish rights to some or all of our technologies or products under development. If we are successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common stock.

        Shares Eligible for Future Sale by Current Security Holders

If our current security holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants or the conversion of outstanding preferred stock, in the public market, the market price of our common stock could fall. Restrictions under the securities laws and certain lock-up agreements limit the number of shares of common stock available for sale in the public market. Substantially all of the shares of the common stock (35,478,489 shares as of March 30, 2001) are freely tradable without restriction or further registration under the Securities Act, unless such shares are held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. As of March 30, 2001, the number of shares held by affiliates was 13,624,586. Common stock (including shares issuable on the exercise of outstanding options and warrants or the conversion of outstanding preferred stock) held by officers and directors are deemed restricted securities within the meaning of Rule 144. Restricted securities may be sold in the public market only if they have been registered under the Securities Act or if their sales qualify under Rule 144 or another available exemption from the registration requirements of the Securities Act.


        Potential Dilution; Reduction of Stock Price

The shares issuable to Wishmasters pursuant to an equity line of credit will be issued at a 7% discount to the average daily price of our common stock. Accordingly, the shares of common stock then outstanding will be diluted. Depending on the price per share of our common stock, we may need to register additional shares for resale to access the full amount of financing available, which could have a further dilutive effect on the value of our common stock.

If we sell shares of our common stock to Wishmasters pursuant to the equity line of credit and then Wishmasters sells the common stock, our common stock price may decrease due to the additional shares in the market. As the price of our common stock decreases, and if we decide to draw down on the equity line of credit, we will be required to issue more shares of our common stock for any given dollar amount invested by Wishmasters, subject to a designated minimum put price specified by us. This may encourage short sales, which could place further downward pressure on the price of our common stock.

        Our Auditor's Have Expressed Substantial Doubt as to Our Ability to Continue as a "Going Concern"

The auditor's report for our consolidated financial statements for the year ended December 31, 2000 states that because we are not in compliance with certain financial covenants under our existing bank facility and given our recurring operating losses and our continued experience of negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Maintenance of American Stock Exchange (AMEX) Listing

If we fail to continue to satisfy the maintenance criteria for listing our common stock on the AMEX, the AMEX may delist our common stock from trading. There is no assurance that our common stock will continue to satisfy the requirements for listing on the AMEX. Delisting of our commons stock may have an adverse impact on the market price and liquidity of our common stock.


Item 2.  Properties

Our principal executive, administrative, sales and manufacturing activities are located in approximately 42,400 square feet of facilities in San Diego, California. The present annual base rent for our San Diego facility is $331,000. The space is occupied under a lease agreement with an entity owned by W. David Sykes, a former officer of the Company. The lease expires in March 2003.

We lease approximately 18,000 square feet of office and warehouse space in Lake Mary, Florida, under a lease agreement that expires in February 2002, at a base rent of approximately $119,000.

We distribute products through a network of thirteen sales offices worldwide. We believe our existing facilities are adequate to meet future needs. See Notes 12 and 13 of the Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.


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

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against one of our subsidiaries, its then president,
R. Daniel Smith, and a company controlled by Mr. Smith. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

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


Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our security holders during the fourth quarter of fiscal 2000.

                                     PART II


Item 5.  Market for Our Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol NSO. The following table sets forth the high and low sales prices of our common stock for each quarter during the years ended December 31, 2000 and 1999 as reported by AMEX. During that period, we did not pay any dividends on our common stock and we do not expect to pay any dividends in the near future.


                                      Market Price Range
                                     --------------------

        2000                           High         Low
        ----                         --------    --------
     First quarter                    $6.875      $2.375
     Second quarter                    5.250       2.500
     Third quarter                     3.438       1.750
     Fourth quarter                    2.688       0.813



          1999
          ----
     First quarter                    $3.938      $2.000
     Second quarter                    3.500       2.000
     Third quarter                     3.000       1.938
     Fourth quarter                    4.500       1.563



       As of March 30, 2001, we had 35,478,489 shares of common stock outstanding and approximately 1,760 holders of record of such stock.


Recent Sales of Unregistered Securities and Use of Proceeds

In December 2000, we issued 142,858 shares of our common stock in full satisfaction of a $250,000 note payable.

In December 2000, we issued 2,000 shares of our Series G Preferred Stock to Mr. Levy in satisfaction of $2 million of borrowings.

All of the foregoing issuances were exempt from registration under Section 4(2) of the Act.


Item 6.  Selected Financial Data
         (dollars in thousands, except per share data)

The following table summarizes certain selected consolidated financial data for the years ended December 31, 2000, 1999, 1998, and 1997, for the two month transition period ended December 31, 1996, and for the year ended October 31, 1996. In November 1996, we changed our fiscal year from October 31 to December 31, effective with the calendar year beginning January 1, 1997.

Certain amounts for years prior to fiscal 2000 have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on operating results previously reported. The selected financial data has been derived from our audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report:


                                                                                          Two Months
                                               Year Ended December 31,                       Ended          Year Ended
                                -----------------------------------------------------     December 31,      October 31,
                                  2000          1999(3)         1998           1997           1996            1996(6)
                                --------       --------       --------       --------     ------------      ----------

Sales                            $40,197        $41,089        $18,026        $26,244         $4,739          $5,619
Gross profit                       9,872          9,763          2,768          4,783          1,348           2,072
(Loss) income from operations   (26,291)(1)    (16,501)(4)     (9,491)        (7,521)          (105)             115

Net (loss) income               (21,921)(2)    (18,704)(5)    (10,407)        (7,886)           (43)          12,798

Net (loss) income available
  to common stock               (22,606)       (19,938)       (11,888)        (7,886)           (43)          12,798

Basic and diluted net (loss)
  income per common share          (.69)          (.89)          (.63)          (.42)          (.00)            .73

Average number of common
 shares outstanding           32,789,832     22,505,084     18,888,911     18,670,477     18,670,477     17,606,477

At end of period:

Total assets                      15,722         34,041         14,128         16,762        20,067          15,677

Long-term debt                     7,258          6,329          7,043          1,504           516             510

Shareholders' (deficit) equity   (7,526)          6,273          3,150          5,037        12,817          12,390

(1) Includes charge of $12 million for impairment of unamortized goodwill related to an acquisition completed in 1999 and $1.4 million for a write-down of obsolete inventory.

(2) Includes gain of $5.6 million on the sale of assets of Borg Adaptive Technologies, Inc., a wholly-owned subsidiary.

(3) Includes results of operations of Andataco beginning June 1999, as a result of the acquisition of Andataco, which was accounted for using the purchase method of accounting.

(4) Includes charge of $6.4 million related to impairment of unamortized goodwill attributable to an acquisition completed in 1996, a write-down of obsolete inventory and employment termination costs.

(5) Includes extraordinary loss of $.5 million ($.02 per basic and diluted share).

(6) Prior to June 1996, our only assets consisted of securities received in 1992 in exchange for substantially all of our operating assets. During that period, our only activities consisted of monitoring those securities and evaluating potential business opportunities. The 1996 net income principally consists of a $12 million gain from the sale of those securities and also includes an extraordinary gain of $.6 million ($.03 per basic and diluted share).

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


Overview

We are a manufacturer and supplier of highly integrated, enterprise-class storage solutions for computing operations that include Windows NT and Windows 2K, UNIX and Linux platforms. Designed for storage-intensive environments such as the Internet or other mission-critical applications, our products include Fibre Channel storage enclosures, in addition to a complete set of SCSI, tape and storage management solutions.

Our activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the storage business in Lake Mary, Florida from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In June and July 1999, we acquired approximately 76% of the outstanding common stock of Andataco, Inc., located in San Diego, California, and in November 1999, we acquired the remaining 24% of Andataco. In early 2000, we completed the transfer of our Lake Mary manufacturing operations to our San Diego facility and moved our corporate headquarters to San Diego. As a result of the 1999 acquisition of Andataco, we believe that period to period comparisons may not be meaningful because Andataco's operating results were not included in our consolidated financial statements until June 1999.

In January 2000, we acquired substantially all the assets of OneofUs Company Limited, a Taiwan-based, privately held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the SAN Market. In addition, in January 2000, we sold substantially all of the assets of a wholly-owned subsidiary (Borg Adaptive Technologies, Inc.) which we had acquired in April 1998, including certain patented technology referred to as Adaptive RAID, to a subsidiary of QLogic Corporation for $7.5 million.

Beginning January 2000 with the placement of Larry Hemmerich as our President and Chief Executive Officer, we have recruited substantially all of our executive management team within the past year.

With respect to our consolidated financial statements for the year ended December 31, 2000, we have received a "going-concern" opinion from our auditors. As more fully described in the notes to the consolidated financial statements, our recurring operating losses, our continued experience of negative cash flows from operations and the fact that we are not in compliance with certain financial covenants under our existing bank facility raise substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments to reflect the possible future effects on the ___ recoverability ___ and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Results of Operations

The following table sets forth certain operating data as a percentage of sales.

                                             Year Ended December 31,
                                     ------------------------------------
                                        2000          1999         1998
                                     ---------     ---------    ---------
Sales                                   100%          100%         100%
Cost of sales                            75            76           85
                                        ----          ----         ----
Gross profit                             25            24           15

Selling, general and administrative      40            37           46
Research and development                  9             7           14
Depreciation and amortization            11             8            8
Write-down of goodwill                   30            11            -
                                        ----          ----         ----
Loss from operations                    (65)          (39)         (53)
Gain on sale of Borg assets              14             -            -
Interest expense and other, net          (3)           (4)          (5)
                                        ----          ----         ----
Loss before extraordinary item          (54)          (43)         (58)
Extraordinary loss from debt
  extinguishment                          -            (1)           -
                                        -----         -----       -----
Net loss                                (54)%         (44)%       (58)%
                                        =====         =====       =====

Comparison of Fiscal Years Ended December 31, 2000 and December 31, 1999

For the year ended December 31, 2000, we reported a net loss of $21.9 million as compared to a net loss of $18.7 million for the year ended December 31, 1999. Results of operations for 2000 include a net gain of $5.6 million from the sale of Borg (see Note 3 to Consolidated Financial Statements) and the impairment of unamortized goodwill in the amount of $12 million (see Note 1 to Consolidated Financial Statements). Results of operations for 1999 include an extraordinary loss of $.5 million on extinguishment of debt (see Note 6 to Consolidated Financial Statements) and the impairment of unamortized goodwill of $4.6 million (see Note 1 to Consolidated Financial Statements).


Sales

Sales for the year ended December 31, 2000 were $40.2 million as compared to $41.1 million in 1999, a decrease of $.9 million or 2%. Although 2000 included a full year of sales resulting from the Andataco acquisition as compared to seven months during 1999, our overall sales have decreased primarily as a result of the transition from our older technology legacy products to newer technology solutions. Our current line of products is centered around our new NexStor 2U (3.5" high) storage enclosures and RAID systems. We began shipping these new generation products in the third quarter of 2000; however, during the second half of the year, the decline in revenues of our older products exceeded the increase in sales of our newer technology products. Delays in shipments of both product lines, resulting from unexpected supplier issues which have since been resolved, also contributed to the revenue decline.

During 2000, our revenues consisted of $30.2 million in direct sales to end users, $5.6 million in indirect sales to OEMs, value-added resellers (VARs) and other channel business and $4.4 million in service revenues. We have recently experienced significant growth in our indirect customer base and since October 2000, have entered into various agreements with domestic and international OEM's and resellers. We expect further expansion of our indirect business, which we anticipate will provide a significant new source of revenues. In order to take advantage of the opportunities available in the indirect business channels, we have recently shifted our sales and marketing strategy to provide greater technical, marketing and sales support to our indirect sales function. As part of this strategy, since January 2001 we have reduced our direct sales personnel and related costs, and have begun to refocus our direct sales team to designated markets such as the Federal Government and companies in the oil and gas industries as well as existing large customers. During the first quarter of 2001, the Company's total sales were approximately $6.2 million.


Cost of Sales/Gross Margin

Gross margins increased from 24% in 1999 to 25% in 2000. Gross margins in both periods were adversely affected by less than full utilization of production capacity due to lower than expected sales levels as well as increases in inventory reserves due to obsolete inventory of $1.6 million and $1.5 million in 2000 and 1999, respectively. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.


Selling, General and Administrative Expenses

For the year ended December 31, 2000, selling, general and administrative expenses increased to $16.2 million (40% of sales) from $15.3 million (37% of sales) in 1999. The $.9 million increase is primarily the result of the inclusion in 2000 of a full twelve months of expenses related to the Andataco acquisition, as compared to seven months included in 1999 operations, partially offset by an approximate $1 million provision for uncollectable receivables in 1999. We expect these costs to decrease during fiscal 2001 as a direct result of the reduction in our overall workforce in January 2001 as part of the restructuring of our sales and marketing efforts discussed under "Sales".


Research and Development

Research and development expenses for the year ended December 31, 2000 amounted to $3.5 million, representing 9% of sales, as compared to $3 million, or 7% of sales, in 1999. During January 2000, we sold substantially all of the assets of our Borg subsidiary, which had contributed $.8 million to our research and development expenses during 1999. The decline in costs resulting from this sale was more than offset by additional costs incurred in 2000 in connection with the development of our new product line as well as the inclusion of a full year of expenses related to the Andataco acquisition. We believe that considerable future investments in research and development will be required to remain competitive and we expect these expenses will continue to increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization / Impairment of Goodwill

Depreciation and amortization increased to $4.5 million for the year ended December 31, 2000 from $3.4 million in 1999. These increases were primarily due to a full year of amortization (over seven years) of $14.7 million of goodwill associated with the Andataco acquisition, effective in June and November 1999, and $2.8 million of goodwill (over seven years) associated with the January 2000 acquisition of the assets of OneofUs, partially offset by reduced amortization resulting from the fourth quarter 1999 write-down of $4.6 million of goodwill related to our 1996 Parity acquisition. The Parity goodwill was determined to have been impaired because of our inability to generate future operating income from the assets acquired in the Parity acquisition.

During the fourth quarter of 2000 (see Note 16 to Consolidated Financial Statements), we recorded a goodwill write-down of approximately $12 million. This write-down eliminated all unamortized goodwill related to the 1999 acquisition of Andataco. The Andataco goodwill was determined to have been impaired because of our inability to generate sufficient future operating income from the assets acquired in the Andataco acquisition.

Interest Expense

Interest expense decreased $.8 million to $1.3 million in 2000, primarily as a result of the satisfaction of borrowings of $6.5 million by the issuance of common stock ($5.5 million in December 1999 and $1 million in April 2000). This reduction was partially offset by a full twelve months of interest on the $5.1 million note issued in connection with the Andataco acquisition as compared to seven months of interest in 1999.

Income Taxes

We have recorded a 100% valuation-allowance for deferred income tax assets which, more likely than not, will not be realized based on recent operating results.

Preferred Stock Dividends

During 2000 and 1999, all classes of our convertible preferred stock required dividends at 8%-9% per annum. Preferred stock dividends decreased by $.2 million to $.7 million during 2000 principally due to the conversion of $8 million of preferred stock to common stock in 2000, partially offset by the issuance of $8.2 million of preferred stock in June 1999.

During 1999, we recorded $.3 million as an additional embedded dividend attributable to: (1) the fair value at the date of grant of warrants issued in connection with the sale of Series E Convertible Preferred Stock (based on the Black-Scholes option-pricing model) and (2) the beneficial conversion privilege on Series A Convertible Preferred Stock representing the difference between the conversion price and the quoted market price of common stock at the date of issuance.

Comparison of Fiscal Years Ended December 31, 1999 and December 31, 1998

We reported a net loss of $18.7 million for the year ended December 31, 1999 as compared to a net loss of $10.4 million for the year ended December 31, 1998.

Results of operations for fiscal 1999 included an extraordinary loss of $.5 million on extinguishment of debt (see Note 6 to Consolidated Financial Statements) and a write-down of unamortized goodwill for approximately $4.6 million (see Note 1 to Consolidated Financial Statements).

Sales

Sales for the year ended December 31, 1999 were $41.1 million as compared to $18 million during the preceding year, an increase of $23.1 million or 128% primarily resulting from the acquisition of Andataco in June 1999. This increase was partially offset by delays in the market introduction of certain new generation products and our elimination of non-storage related businesses, including memory and integrated systems divisions (approximately $2.1 million in 1998).

During the second quarter of 1999, we entered into an OEM agreement to supply high-performance RAID storage enclosures to SGI, a major server manufacturer. The initial term of the arrangement was expected to be for three years. Between May and October 1999, sales to SGI totaled approximately $6 million. In the third quarter of 1999, SGI made the decision to phase out their Windows NT product to which our storage systems were attached. As a direct result, actual shipments to SGI subsequent to October 1999 were minimal. SGI accounted for 15% of our net sales for 1999. Two OEM customers, Discrete Logic and Intergraph Corp., accounted for 27% and 13%, respectively, of 1998 net sales.

Cost of Sales/Gross Margin

Gross margin for 1999 increased to 24% from 15% for 1998. Contributing to the improved gross margins were the Andataco product sales and the utilization of Andataco's sales channels to market our products. During 1999 and 1998, gross margins reflect write-downs due to obsolete inventory amounting to $1.5 million and $1.4 million, respectively. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

Selling, General and Administrative Expenses

Selling, general and administrative costs for 1999 increased to $15.3 million (37% of sales) from $8.3 million (46% of sales) for 1998. This increase was primarily the result of the acquisition of Andataco, which was partially offset by a reduction in operating expenses at our Lake Mary location. The reduction in expenses at that location was primarily attributable to the elimination of expenses associated with the integrated system division that was sold in October 1998. The most significant increase in 1999 expenses resulted from compensation and related benefits of additional employees brought about by the Andataco acquisition.

Research and Development

Research and development expenses for 1999 amounted to $3 million, representing 7% of sales as compared to 1998 when expenses were $2.6 million or 14% of sales.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization / Impairment of Goodwill

Depreciation and amortization increased to $3.4 million for 1999 from $1.4 million for 1998, principally due to the acquisition of Andataco, which added $1.1 million of amortization of goodwill and $.8 million of depreciation in 1999.

During the fourth quarter of 1999 we recorded a goodwill write-down of approximately $4.6 million. This write-down eliminated all remaining unamortized goodwill related to the 1996 acquisition of Parity. The Parity goodwill was determined to have been impaired because of our inability to generate future operating income from the assets acquired in the Parity acquisition.

Interest Expense

Interest  expense in 1999  increased  $1.1  million over 1998 as a result of the
acquisition   of  Andataco  which   significantly   increased  our  net  average
borrowings.

Income Taxes

We have recorded a 100% valuation allowance for deferred tax assets which, more likely than not, will not be realized based on recent operating results.

Preferred Stock Dividends

EITF 98-5 addresses accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. In accordance with this EITF, a preferred stock dividend attributable to such a beneficial conversion privilege should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during 1999 we recorded $.3 million as an embedded dividend attributable to the beneficial conversion privilege of certain classes of our convertible preferred stock as compared to $1.2 million in 1998.

In addition, for the year ended December 31, 1999, all classes of our convertible preferred stock required cumulative dividends at 8% and aggregated $.9 million as compared to $.3 million in 1998. The increase was principally due to additional issuances of preferred stock in 1999.


Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have suffered substantial recurring net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, have negative working capital and a shareholders' deficit at December 31, 2000, and are in default under our existing bank credit facility. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

In early 2000, in an effort to bring us to profitability, we successfully recruited a new executive management team. During most of 2000, our management team formulated and implemented our current product strategy centered around our NexStor 2U line of Storage Area Network (SAN-ready) storage solutions. This strategy included the transition from our older technology legacy products to the newer technology solutions, which we began shipping in the third quarter of 2000. During the second half of the year, the decline in revenues of our older products exceeded the increase in sales of our newer technology solutions, which contributed to our operating loss.

However, we have recently experienced growth in our indirect customer channel base (original equipment manufacturers (OEMs), value added resellers (VARs) and system integrators). Since October 2000, we have entered into various agreements with domestic and international OEMs, VARs and system integrators. In addition, we have received indications of approval from a number of other indirect customers. In 2000, indirect sales represented a small percentage of our total sales revenues. In an effort to capitalize on this growth trend and simultaneously reduce operating costs, we recently shifted our sales and marketing strategy to provide an emphasis on our indirect sales function. As part of this strategy, since January 2001, we have reduced our direct sales personnel and related costs, and have begun to focus our direct sales team to certain designated markets. Our operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.

Historically, we have been successful in securing significant amounts of equity and debt financing to support our operating deficits. Since late 1997 and through April 16, 2001, we obtained net cash proceeds of $36.1 million from private investors, including $4.4 million since December 31, 2000. Of these amounts, $12.4 million was received from H. Irwin Levy, our Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy). Additional cash of approximately $7 million was obtained during January 2000 when we sold substantially all the assets of our wholly-owned subsidiary, Borg Adaptive Technologies, Inc. (see Note 3 to Consolidated Financial Statements).

Effective April 12, 2001, holders of all of our notes payable totaling $11.9 million (including $110,000 in accrued interest) on that date, verbally agreed to exchange their notes for Series H and Series I Convertible Preferred Stock (the "Exchange") with a stated value of $11.9 million (including $3.6 million held by Mr. Levy). If the Exchange is completed, as of April 12, 2001, our only outstanding debt, other than our trade payables and other operating liabilities, will consist of our Bank Line of Credit, and our shareholder's equity will increase by $11.9 million. On April 12, 2001, our Series G Preferred Stock (held by Mr. Levy) with a stated value of $2 million was converted into Series I Convertible Preferred Stock with a stated value of $2 million.

The Series H and I Convertible Preferred Stock accrues dividends at 10% per annum, payable quarterly, and is convertible into shares of our common stock based on a fixed conversion price of $.72 per share, the closing market price on the date prior to the Exchange.

We are currently exploring various alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows. We expect to be able to obtain sufficient funds to satisfy our working capital needs during the next twelve months, as presently contemplated. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside our control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

Our revolving credit facility (Bank Line of Credit) provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. Effective April 14, 2000, interest under the Bank Line of Credit was increased from prime plus .5% to prime (9.5% at December 31, 2000) plus 1.5%. The Bank Line of Credit matures in April 2002, requires a facility fee of .25% based on the average unused portion of the maximum borrowings, contains a default interest rate provision of an additional 2%, is collateralized by substantially all of our assets, and provides for certain financial covenants, including minimum net worth and net income requirements. As of December 31, 2000, the outstanding balance of the Bank Line of Credit was $4.1 million and an additional approximately $.5 million was available based on eligible collateral.

At December 31, 2000, we were not in compliance with our minimum net worth and net income covenants under our Bank Line Of Credit and are in technical default under the compliance provisions. We are currently in discussions with the lender to amend those covenants. Although management believes we will be successful in these discussions, there can be no assurance of this success nor that management will be successful in obtaining a replacement lender with acceptable terms if we are not successful.

On May 4, 2000, we entered into an agreement with a private investment group granting us a one-year $15 million equity line or equity draw down facility. The agreement does not obligate us to draw any of the funds. Once per draw down period, we may request a draw of up to $5 million, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investment group will provide to us and the number of shares that we will issue to the investment group in return for that money is settled on a weekly basis during a 22 day trading period following the draw request based on a formula as defined in the stock purchase agreement. The investment group receives a 7% discount to the market price for the 22-day period and we receive the settled amount of the draw down less a 4% fee payable to the placement agent. As of December 31, 2000, we have issued 508,857 shares of common stock and received $1 million in net proceeds pursuant to this agreement.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.


Cash Flow Results

        Operating Activities
Net cash used by operating activities amounted to $9.4 million and $5.3 million for the years ended December 31, 2000 and 1999, respectively. The most significant use of cash for both fiscal years was our loss from operations (before depreciation, amortization and other non-cash items) of $6.1 million in 2000 and $8.1 million in 1999. The most significant source of cash for 2000 was the reduction of accounts receivable of $2.1 million, which was more than offset by a $2.9 million increase in inventories and a $2.8 million decrease in accounts payable and other liabilities. The 1999 loss from operations was partially offset by a $1.5 million decrease in inventories, and a $.6 million decrease in accounts receivables.

        Investing Activities

Net cash provided by investing activities for the year ended December 31, 2000 amounted to $5.9 million principally due to $7 million in net cash proceeds from the Borg sale. Cash used for acquisitions totaled $.3 million and $1.4 million during 2000 and 1999, respectively. Cash used for purchases of property and equipment was $.9 million and $.8 million during 2000 and 1999, respectively.

        Financing Activities

Net cash provided by financing activities for 2000 amounted to $2.9 million, principally consisting of $1.5 million in net borrowings, $1.2 million from the exercise of stock options and warrants, and $1 million from our equity draw down facility. Net cash provided by financing activities for 1999 amounted to $7.9 million, and primarily consisted of net borrowings of $3.3 million, $2.0 million from the issuance of convertible preferred stock and $3.5 million from the issuance of common stock (including $2.5 million from the exercise of stock options and warrants). During both years, we paid $.8 million in preferred stock dividends.

Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2001.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our variable rate Bank Line of Credit.

Item 8.  Financial Statements and Supplementary Data

Table of Contents to Consolidated Financial Statements

                                                                  Page

    Report of Independent Certified Public Accountants             31

    Consolidated Financial Statements:

     Balance sheets - December 31, 2000 and 1999                   32

     Statements of Operations - Year Ended
        December 31, 2000, 1999 and 1998                           33

     Statements of Shareholders' (Deficit) Equity -
        Year Ended December 31, 2000, 1999 and 1998              34-36

     Statements of Cash Flows - Year Ended
        December 31, 2000, 1999 and 1998                         37-38

     Notes to Consolidated Financial Statements                  39-59

    Report of Independent Certified Public Accountants             60


FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of nStor Technologies, Inc. for the years ended December 31, 2000, 1999 and 1998 are filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of nStor Technologies, Inc.:

   Schedule I - Condensed Financial Information of Registrant    61-63

   Schedule II - Valuation and Qualifying Accounts                 64


Schedules not listed above are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring loses from operations, has a working capital deficiency, a shareholders' deficit and is in default under its existing credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /S/ BDO SEIDMAN, LLP
                                                         BDO SEIDMAN, LLP


Costa Mesa, California

February 9, 2001, except as to
Paragraph four of Note 6 and
Note 15, which are as of March 27, 2001
                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   =========================================
                             (dollars in thousands)
                                  December 31,
                                                              -----------------
     ASSETS                                                     2000      1999
     ------                                                   -------   -------
Current assets:
  Cash and cash equivalents                                  $    37    $   673
  Accounts receivable                                          4,395      7,326
  Inventories                                                  5,174      6,288
  Prepaid expenses and other                                   1,278      1,614
                                                              -------   -------
        Total current assets                                  10,884     15,901

Property and equipment, net of $4,583 and
  $2,932 in accumulated depreciation                           2,384      3,476
Goodwill and other intangible assets, net of
  $400 and $1,311 in accumulated amortization                  2,397     14,533
Other non current assets                                          57        131
                                                             -------    -------
                                                             $15,722    $34,041
     LIABILITIES                                             =======    =======
     -----------
Current liabilities:
  Bank line of credit                                        $ 4,086    $ 5,111
  Director loans                                                   -      1,585
  Convertible notes                                                -        629
  Deferred revenue                                             2,400      2,426
  Accounts payable and other                                   9,504     11,688
                                                             -------    -------
        Total current liabilities                             15,990     21,439

Long-term debt:
  Notes payable                                                5,600      6,329
  Director loans                                               1,658          -
                                                             -------    -------
        Total liabilities                                     23,248     27,768
                                                             -------    -------
Commitments, contingencies and subsequent events

     SHAREHOLDERS' (DEFICIT) EQUITY
     ------------------------------
Preferred stock, $.01 par; 1,000,000 shares authorized,
 in order of preference:
  Convertible (except for Series G) preferred stock
   issued and outstanding as of December 31, 2000
   and 1999, respectively:  Series F, 722 and 4,054,
   aggregate liquidation  value  $722  and  $4,054;
   Series  A,  0  and  1,667,  aggregate liquidation
   value $0 and $1,000; Series C, 0 and 3,000,
   aggregate liquidation value $0 and $3,000;
   Series D, 2,000 and 2,700,  aggregate liquidation
   value $2,000 and $2,700;  Series E, 3,500 in 2000
   and 1999,  aggregate  liquidation value $3,500;
   Series G, 2,000 and 0, aggregate liquidation value
   $2,000 and $0                                                  -          -
Common stock, $.05 par; 75,000,000 shares authorized;
  35,478,489 and 26,517,824 shares issued and outstanding
  at December 31, 2000 and December 31, 1999, respectively     1,773      1,331
Additional paid-in capital                                    71,529     63,164
Deficit                                                      (80,828)   (58,222)
                                                             --------   --------
Total shareholders' (deficit) equity                          (7,526)     6,273
                                                             --------   --------
                                                             $15,722    $34,041
                                                             ========   ========



      See Report of Certified Public Accountants and accompanying notes to consolidated financial statements.

                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   =========================================
                 (dollars in thousands, except per share data)

                                                  Years Ended December 31,
                                              ------------------------------
                                                 2000        1999      1998
                                              ---------  ---------  --------
Sales                                          $40,197    $41,089   $18,026
Cost of sales                                   30,325     31,326    15,258
                                               --------   --------  --------
     Gross profit                                9,872      9,763     2,768
                                               --------   --------  --------
Operating expenses:
  Selling, general and administrative           16,232     15,340     8,335
  Research and development                       3,504      2,981     2,572
  Depreciation and amortization                  4,468      3,355     1,352
  Impairment of goodwill                        11,959      4,588       -
                                               --------   --------  --------
Total operating expenses                        36,163     26,264    12,259
                                               --------   --------  --------
Loss from operations                           (26,291)   (16,501)   (9,491)

Gain on sale of assets of Borg Adaptive
  Technologies                                   5,575          -         -
Other income                                        84        313        71
Interest expense                                (1,289)    (2,051)     (987)
                                               --------   --------  --------
Loss before preferred dividends
  and extraordinary loss                       (21,921)   (18,239)  (10,407)

Extraordinary loss from debt
  extinguishment (net of tax of $0)                 -        (465)       -
                                               --------   --------  --------
Net loss                                       (21,921)   (18,704)  (10,407)

Preferred stock dividends                         (685)      (902)     (263)
Embedded dividend attributable to
  beneficial conversion privilege
  of Convertible Preferred Stock                    -        (332)   (1,218)
                                               --------  ---------  --------
Loss available to common stock                ($22,606)  ($19,938) ($11,888)
                                               ========  =========  ========
Basic and diluted net loss per common share:
  Loss before extraordinary loss               ($  .69)   ($  .87)  ($  .63)
  Extraordinary loss                                 -       (.02)        -
                                               --------  ---------  --------
  Net loss per common share                    ($  .69)   ($  .89)  ($  .63)
                                               ========  =========  ========
Average number of common shares
  outstanding, basic and diluted             32,789,832 22,505,084 18,888,911
                                             ========== ========== ==========

      See Report of Certified Public Accountants and accompanying notes to consolidated financial statements.



                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
           =========================================================
                             (dollars in thousands)


                                                               Preferred          Addi-
                                     Common Stock                Stock            tional
                                 ---------------------     -----------------     Paid-in
                                   Shares       Amount     Shares    Amount      Capital     Deficit    Total
                                 ----------     ------     ------   --------     --------   ---------  -------

Balances, January 1, 1998        18,670,477     $  934          -    $    -      $ 30,499   $(26,396)  $ 5,037

Issuance of convertible
 preferred stock in connection
 with:
   Private placements, less
     $272 of issuance costs                                 6,200         -         5,928                5,928
   Satisfaction of borrowings,
     less $9 of issuance costs                              3,667         -         2,991                2,991

Redemption of convertible
 preferred stock, including
 $120 of redemption cost (a)                              (2,300)         -       (2,420)              (2,420)

Issuance of common stock in
 connection with:
   Conversion of convertible
     preferred stock                394,949         18      (200)         -          (18)                    -
   Exercise of warrants           1,449,999         73                              1,602                1,675

Preferred stock dividends                                                                       (263)    (263)

Embedded dividend attributable
 to beneficial conversion
 privilege of convertible
 preferred stock                                                                    1,218     (1,218)

Common stock option and warrants
 issued in connection with:
   Long-term debt                                                                     427                  427
   Acquisition                                                                        148                  148
   Director compensation                                                               34                   34

Net loss for the year
 ended December 31, 1998                                                                     (10,407) (10,407)
                                 ----------      -----      -----      -----      -------    -------- --------
Balances, December 31, 1998      20,515,425      1,025      7,367         -        40,409    (38,284)    3,150




                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
           =========================================================
                             (dollars in thousands)


                                                               Preferred          Addi-
                                     Common Stock                Stock            tional
                                 ---------------------     -----------------     Paid-in
                                   Shares       Amount     Shares    Amount      Capital     Deficit    Total
                                 ----------     ------     ------   --------     --------   ---------  -------
Issuance of convertible preferred
 stock in connection with:
   Private placement, less
     $16 of issuance costs                                  3,500          -        3,484                3,484
   Acquisition of Andataco,
     less $21 of issuance costs                             4,654          -        4,633                4,633

Issuance of common stock in
 connection with:
   Satisfaction of borrowings     2,523,462        126                              6,714                6,840
   Exercise of options and
     warrants                     1,686,241         85                              2,760                2,845
   Conversion of convertible
     preferred stock                200,000         10      (600)          -         (10)                    -
   Acquisition of Andataco          924,118         46                              1,802                1,848
   Private placement                500,000         25                                975                1,000
   Other                            168,578          8                                338                  346

Committed common stock
 related to executive
 termination, 123,479 shares                         6                                584                  590

Common stock options and
 warrants issued in
 connection with:
   Long-term debt                                                                     791                  791
   Acquisition of Andataco                                                            200                  200
   Non-employee compensation                                                          152                  152

Preferred stock dividends                                                                       (902)    (902)

Embedded dividend attributable to
 beneficial conversion privilege
 of convertible preferred stock                                                       332       (332)        -

Net loss for the year
 ended December 31, 1999                                                                     (18,704) (18,704)
                                 ----------     ------     ------     ------      -------    -------- --------
Balances, December 31, 1999      26,517,824      1,331     14,921          -       63,164    (58,222)    6,273

Issuance of common stock
 in connection with:
   Conversion of convertible
     preferred stock              6,477,467        324    (8,699)          -        (324)                    -
   Acquisition of assets of
     OneofUs                        776,119         39                              2,561                2,600
   Exercise of options and
     warrants                       635,589         32                              1,146                1,178
   Equity line of credit,
      less $87 of issuance
      cost                          508,857         25                                936                  961
   Satisfaction of borrowings       439,154         22                              1,228                1,250
   Commitment related to
     executive termination          123,479          -                                  -                    -



                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                ===============================================
                       (dollars in thousands) (concluded)


                                                               Preferred          Addi-
                                     Common Stock                Stock            tional
                                 ---------------------     -----------------     Paid-in
                                  Shares        Amount     Shares    Amount      Capital     Deficit    Total
                                 ----------     ------     ------   --------     --------   ---------  -------
Issuance of preferred stock
 in satisfaction of borrowings
 from director                                              2,000          -        2,000                2,000

Compensation  expense resulting
 from modifications to stock
 options and warrants
 in connection with the sale
 of the assets of Borg Adaptive
 Technologies                                                                         818                  818

Preferred stock dividends                                                                       (685)    (685)

Net loss for the year
 ended December 31, 2000                                                                     (21,921) (21,921)
                                 ----------     ------     ------      -----      -------   --------- --------
Balances, December 31, 2000      35,478,489     $1,773      8,222      $   -      $71,529   ($80,828) ($7,526)
                                 ==========     ======     ======      =====      =======   ========= ========

(a) In connection with the redemption of Series B Convertible Preferred Stock during 1998, $1 million of the remaining Series B was exchanged for Series C Convertible Preferred Stock. During July 2000, 3,000 shares of the Series C Convertible Preferred Stock were converted into 3,000,000 shares of common stock under an automatic conversion feature.


        See Report of Certified Public Accountants and accompanying notes to consolidated financial statements
                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =====================================
                                 (in thousands)

                                                      Years Ended December 31,
                                                   -----------------------------
                                                      2000      1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:              --------- --------- ---------
  Net loss                                         ($21,921) ($18,704) ($10,407)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Gain on sale of assets of Borg Adaptive
       Technologies                                  (5,575)         -         -
      Depreciation and amortization                   4,468      3,355     1,352
      Impairment of goodwill                         11,959      4,588         -
      Loss on extinguishment of debt                      -        465         -
      Provision for inventory obsolescence            3,988        306     1,354
      Provision for uncollectible accounts receivable   912        954       837
      Amortization of deferred compensation               -        171        44
      Amortization of deferred loan costs                21        621       140
      Minority interest in net loss of
        consolidated subsidiary                           -        130         -
      Changes in assets and liabilities,
        net of effects from acquisition:
          Decrease in accounts receivable             2,108        640       564
          (Increase)decrease in inventories          (2,875)     1,459     (805)
          Decrease (increase) in prepaid expenses
           and other                                    293        334     (112)
          (Decrease)increase  in accounts payable
             and other liabilities                   (2,807)       403   (3,453)
                                                     -------   -------   -------
Net cash used by operating activities                (9,429)    (5,278) (10,486)
                                                     -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of Borg Adaptive
    Technologies                                      7,013          -         -
  Cash paid for acquisitions, net of cash acquired     (293)    (1,372)    (379)
  Additions to property and equipment                  (853)      (767)    (456)
                                                     -------    -------  -------
Net cash provided (used) by investing activities      5,867     (2,139)    (835)
                                                     -------    -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments from revolving bank credit
    facilities                                       (1,025)    (2,590)  (1,507)
  Additions to other borrowings                       4,858      7,075    10,803
  Repayments on other borrowings                     (2,285)    (1,200)  (3,424)
  Issuance of convertible preferred
    stock in private placements                           -      1,962     5,928
  Redemption of convertible preferred stock               -          -   (2,420)
  Issuance of common stock, net of issuance cost        961      1,000         -
  Proceeds from exercise of stock options and
   warrants                                           1,178      2,519     1,675
  Decrease in restricted cash and cash equivalents        -          -       503
  Cash paid for preferred stock dividends              (761)      (823)    (151)
                                                     -------    -------  -------
  Net cash provided by financing activities           2,926      7,943    11,407
                                                     -------    -------  -------
Net (decrease) increase in cash and cash
  equivalents during the year                          (636)       526        86

Cash and cash equivalents at beginning of year          673        147        61
                                                      ------    ------    ------
Cash and cash equivalents at end of year              $   37    $  673    $  147
                                                      ======    ======    ======
                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =====================================
                           (in thousands) (concluded)
                                                       Years Ended December 31,
                                                     ---------------------------
                                                       2000      1999     1998
                                                     --------  --------  -------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during period for interest               $ 1,297   $   941   $  807
                                                     =======   =======   =======
NON-CASH INVESTING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired                    $ 2,938   $30,527    $ 527
    Liabilities assumed and incurred                     (45)  (16,667)      -
    Notes issued                                          -     (5,100)      -
    Series F Convertible Preferred Stock issued           -     (4,654)      -
    Common stock issued or committed                  (2,600)   (2,534)      -
    Warrant issued to seller                              -       (200)    (148)
                                                     -------   -------  -------
      Cash paid                                      $   293   $ 1,372  $   379
                                                     =======   =======  =======

  Modification of stock options and warrants
  in connection with the Sale of Borg Adaptive
  Technologies                                       $   818   $    -   $    -
                                                     =======   =======  =======

NON-CASH FINANCING ACTIVITIES:

Issuance of common stock in satisfaction
    of borrowings                                    $ 1,250   $ 6,840  $    -
                                                     =======   =======  =======
Issuance of preferred stock in satisfaction
    of borrowings                                    $ 2,000   $ 1,500  $ 2,991
                                                     =======   =======  =======
Deferred loan costs arising from issuance
    of warrants under loans                          $    -    $   791  $   427
                                                     =======   =======  =======

Embedded dividend attributable to beneficial
 conversion privilege of Convertible
    Preferred Stock:
      Series B                                       $    -    $    -   $ 1,045
      Series A                                            -        181      173
      Series E                                            -        151       -
                                                     -------   -------  -------
                                                     $    -    $   332  $ 1,218
                                                     =======   =======  =======

      See Report of Certified Public Accountants and accompanying notes to consolidated financial statements.

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

        Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has suffered substantial recurring net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, has negative working capital and a shareholders' deficit at December 31, 2000, and is in default under its existing bank credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In early 2000, in an effort to bring the Company to profitability, the Company successfully recruited a new executive management team. During most of 2000, the management team formulated and implemented its current product strategy centered around its NexStor 2u line of SAN-ready storage solutions. This strategy included the transition from the Company's older technology legacy products to the newer technology solutions, which the Company began shipping in the third quarter of 2000. During the second half of the year, the decline in revenues of the Company's older products exceeded the increase in sales of its newer technology solutions, which contributed to the Company's operating loss.

However, the Company has recently experienced growth in its indirect customer channel base (original equipment manufacturers (OEM's), value added resellers
(VARs) and system integrators). Since October 2000, the Company has announced that it has entered into various agreements with domestic and international OEM's, VARs and system integrators. In addition, the Company has received indications of approval from a number of other indirect customers. In 2000, indirect sales represented a small percentage of the Company's total sales revenues. In an effort to capitalize on this growth trend and simultaneously reduce operating costs, the Company recently has shifted its sales and marketing strategy to provide an emphasis on the Company's indirect sales function. As part of this strategy, since January 2001, the Company has reduced its direct sales personnel and related costs, and has begun to focus its direct sales team to certain designated markets. The Company's operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.

Historically, the Company has been successful in securing significant amounts of equity and debt financing to support its operating deficits. Since late 1997 and through March 27, 2001, the Company obtained net cash proceeds of $36.1 million from private investors, including $4.4 million, principally in convertible notes, since December 31, 2000. Of these amounts, $12.4 million was received from H. Irwin Levy, the Company's Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy). Additional cash of approximately $7 million was obtained during January 2000 when the Company sold substantially all the assets of its wholly-owned subsidiary, Borg Adaptive Technologies, Inc. (see Note 3 to Consolidated Financial Statements).

The Company is currently exploring various alternatives for raising additional debt or equity capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows. The Company expects to be able to obtain sufficient funds to satisfy its working capital needs during the next twelve months, as presently contemplated. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside the Company's control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

As of December 31, 2000, the Company was not in compliance with its minimum net worth and net income covenants under its existing bank credit facility, is in technical default, and is currently in discussions with the lender to amend those covenants. Although management believes it will be successful in these discussions, there can be no assurance of this success nor that management will be successful in obtaining a replacement lender with acceptable terms if the Company is not successful.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

        Business

The Company is engaged as a manufacturer and supplier of highly integrated, enterprise-class storage solutions for computing operations that include Windows NT and Windows 2K, UNIX, and Linux platforms. Designed for storage-intensive environments such as the Internet or other mission-critical applications, the Company's products include Fibre Channel storage enclosures, in addition to a complete set of SCSI (Small Computer Systems Interface), tape and storage management solutions.

        Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investment instruments with original maturities, when purchased, of three months or less.

        Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value (see Note 4 to Consolidated Financial Statements).

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


        Long-Lived Assets

The Company has adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


        Property and Equipment

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term.


        Goodwill and Other Intangible Assets

Intangible assets, substantially goodwill, are carried at cost and amortized under the straight-line method generally over seven years, the estimated useful lives. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired (see Notes 2 and 4 to Consolidated Financial Statements). Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts. During the fourth quarters of 2000 and 1999, the Company recorded goodwill write-downs of approximately $12 million and $4.6 million, respectively. These write-downs eliminated all remaining unamortized goodwill related to the 1999 acquisition of Andataco, Inc. (Andataco) and the 1996 acquisition of Parity Systems, Inc.
(Parity). The goodwill was determined to have been impaired because of the Company's inability to generate sufficient future operating income from the assets acquired in those acquisitions. At December 31, 2000, unamortized goodwill of $2.4 million was not considered to be impaired.


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

        Net Loss Per Common Share ("EPS")

Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities. For all periods presented, the effect of including dilutive securities would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented are the same.

As of December 31, 2000 and 1999, outstanding potentially dilutive securities included the following, respectively: 3,407,199 and 9,884,666 shares underlying convertible preferred stock; 4,549,610 and 4,622,997 shares underlying stock options; 2,575,133 and 1,949,972 shares underlying warrants; and 283,479 shares underlying various other commitments for 1999.


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


        Financial Instruments

SFAS No.107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000 and 1999.

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


        Dependence on Suppliers

The Company  has and will  continue  to rely on outside  vendors to  manufacture certain subsystems and electronic components and subassemblies used in the production of the Company's products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's products are obtained from a sole supplier or a limited group of suppliers. The Company performs ongoing quality and supply evaluation reviews with its outside vendors. Supply, delivery and quality of subsystems and electronic components and subassemblies have been adequate to fulfill customer orders and management does not expect any vendor problems in the next twelve months.

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

        New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Certain Derivative Financial Instruments and Hedging Activities", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001. The Company believes that its current revenue recognition policies comply with SAB No. 101.

In March 2000, the FASB issued Interpretation NO 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

(2)  ACQUISITIONS

    Andataco, Inc.

On June 8, 1999, the Company purchased approximately 76% of the total issued and outstanding stock of Andataco from affiliates of W. David Sykes (Mr. Sykes), the then President of Andataco, for $5.1 million. The purchase price was paid in the form of 9.5% promissory notes, due on June 17, 2004 (see Note 15 to Consolidated Financial Statements). Andataco was a developer, manufacturer, and marketer of high performance, high availability information storage solutions for the open systems market.

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

The acquisitions, with an aggregate purchase price of $14.4 million, including $1.6 million in acquisition costs, were accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the respective acquisition dates. Effective with the initial acquisition in June 1999, the operating results of Andataco were included in the Company's consolidated financial statements. The excess of the purchase price over the fair value of net assets acquired (goodwill) aggregated approximately $14.7 million and was being amortized on a straight-line basis over seven years. During the fourth quarter of 2000, the Company recorded an impairment of all unamortized goodwill related to the Andataco acquisition (see
Note 1 to Consolidated Financial Statements).

The following are unaudited pro forma results of operations as if the acquisition of Andataco had occurred at the beginning of the fiscal years ended December 31, 1999 and 1998 (in thousands except for per share data):


                                                December 31
                          ------------------------------------------------------
                                     1999                      1998
                          ------------------------------------------------------
                                          Pro Forma                   Pro Forma
                           Historical     Combined     Historical     Combined
                           ----------     ---------    ----------    -----------
Net Sales                  $  41,089      $ 65,338     $  18,026      $  95,545

Loss before preferred
  dividends and
  extraordinary loss       $ (18,239)     $(20,104)    $ (10,407)     $ (12,673)

Net loss available to
  common stock             $ (19,938)     $(22,110)    $ (11,888)     $ (14,956)

Basic and diluted
  net loss per share       $   (0.89)     $  (0.95)    $  (0.63)      $   (0.77)

Average number of common
  shares outstanding,
  basic and diluted        22,505,804    23,320,333    18,888,911     19,435,911

These pro forma results may not be indicative of the results of operations that would have been reported if the transaction had occurred as of these dates.

    OneofUs

On January 19, 2000, the Company acquired substantially all of the assets of OneofUs Company Limited (OneofUs) for an aggregate purchase price of $2.9 million, consisting of $.3 million cash and 776,119 shares of the Company's common stock with an aggregate value of $2.6 million (based on the average of the closing prices of the Company's stock during the ten (10) trading days ended January 19, 2000). The shares were issued to four selling stockholders pursuant to employment agreements or a confidentiality, noncompetition and nonsolicitation agreement. OneofUs was a Taiwan-based, privately-held designer of high performance Fibre Channel controllers and storage solutions for open systems and the SAN market.

The acquisition of OneofUs was accounted for using the purchase method of accounting with goodwill of $2.8 million recorded, which is being amortized on a straight-line basis over seven years. The pro forma effect of this acquisition was not material to the results of operations for all periods presented.

(3) GAIN ON SALE OF ASSETS OF BORG  ADAPTIVE  TECHNOLOGIES

On January 10, 2000, the Company sold substantially all of the assets of Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7.5 million cash (the "Borg Sale"). The net book value of assets sold totaled $.6 million and included all of the intellectual property rights relating to the Company's Adaptive RAID (Redundant Array of Independent Disks) technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements, subject to the right of the Company to the use of all intellectual property for its own use. In connection with the Borg Sale, the Company recorded transaction costs of $.5 million and a gain of $5.6 million, which is net of compensation expense of $.8 million resulting from modifications to certain stock options and warrants. The Borg division operating costs were $1 million and $.7 million in 1999 and 1998, respectively.

(4)  BALANCE SHEET COMPONENTS (in thousands)

Substantially all assets are pledged as collateral for indebtedness (see Note 6 to Consolidated Financial Statements).
                                                      December 31,
                                                   -----------------
                                                     2000      1999
                                                   -------   -------
Accounts Receivable
     Trade receivables                             $ 4,610   $ 8,759
     Less allowance for doubtful accounts             (402)   (1,604)
                                                   -------   -------
                                                     4,208     7,155
     Other receivables                                 187       171
                                                   -------   -------
                                                   $ 4,395   $ 7,326
                                                   =======   =======
Prepaid Expenses and Other
     Prepaid service costs                         $ 1,175   $ 1,174
     Other                                             103       440
                                                   -------    ------
                                                   $ 1,278   $ 1,614
                                                   =======    ======
Inventories
     Raw materials                                 $ 3,784   $ 4,942
     Work-in-process                                   213       454
     Finished goods                                  1,177       892
                                                   -------   -------
                                                   $ 5,174   $ 6,288
                                                   =======   =======

During the fourth quarter of 2000, the Company recorded a write-down of $1.4 million resulting from a re-valuation of certain inventory (see Note 16 to Consolidated Financial Statements).

                                                      December 31,
                                                   -----------------
                                                     2000      1999
                                                   -------   -------
Property and Equipment
     Computer equipment                             $4,888   $ 4,075
     Computer software                                 770       770
     Leasehold improvements                            866       788
     Furniture, fixtures and office equipment          321       465
     Other                                             122       310
                                                   -------   -------
                                                     6,967     6,408
     Less accumulated depreciation                  (4,583)   (2,932)
                                                   -------   -------
                                                   $ 2,384   $ 3,476
                                                   =======   =======

Depreciation expense amounted to approximately $1.9 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively.


Goodwill and Other Intangible Assets
     Goodwill                                     $ 2,797   $15,497
     Intellectual assets                              -         347
                                                  --------  --------
                                                    2,797    15,844
     Less accumulated amortization                 (  400)   (1,311)
                                                  --------  --------
                                                  $ 2,397   $14,533
                                                  ========  ========

Amortization of goodwill and other intangible assets amounted to approximately $2.6 million and $1.6 million for the years ended December 31, 2000 and 1999, respectively. During the fourth quarter of 2000 and 1999, the Company recorded an impairment of goodwill of $12 million and $4.6 million, respectively (See
Note 1 to Consolidated Financial Statements).


Accounts Payable and Other
     Accounts payable                              $ 6,402   $ 8,072
     Accrued expenses and other                      3,102     3,616
                                                  --------   --------
                                                   $ 9,504   $11,688
                                                  ========   ========


(5)     INCOME TAXES

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes follows (dollars in thousands):

                                               Years Ended December 31,
                                          ---------------------------------
                                            2000         1999        1998
                                          --------     --------    --------
Amount computed at federal statutory
  rate of 34%                             ($7,453)     ($6,359)    ($3,538)
Write-down of unamortized goodwill not
  deductible for tax                        4,065
Amortization of non-deductible in-
  tangible assets                             840          533          -
Expenses not deductible for tax
  purposes                                     62          159          79
Losses not deductible for tax purposes        425          158          -
Exercise of non-qualified stock options       (44)        (272)         -
Losses for which no current benefits
  are available                             2,105        5,781       3,459
                                         ---------     --------    --------
Provision for income taxes                 $   -      $     -       $   -
                                         =========     ========    ========


The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                         December 31,
                                                      -----------------
                                                        2000     1999
                                                      -------  --------
    Deferred tax assets:
       Net operating loss carryforwards               $14,128  $12,295
       Alternative minimum tax carryforwards              770      770
       Research and development credit
         carryforwards                                  1,244    1,422
       Depreciation and amortization                     (152)   1,571
       Allowance for doubtful accounts                    137      546
       Inventory and warranty reserves                  1,786      860
                                                      -------   -------
    Net deferred tax assets                            17,913   17,464
    Less valuation allowance                          (17,913) (17,464)
                                                      -------   -------
    Deferred taxes                                    $    -    $   -
                                                      =======   =======

At December 31, 2000 and 1999, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the net operating loss carryforwards will not be realized based on recent operating results.

As of December 31, 2000, there were unused net operating loss carryforwards (the "NOL's") for regular federal tax purposes of approximately $41 million and approximately $8.3 million for California tax purposes expiring from 2012 through 2020 and 2001 through 2005, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.2 million, which expire from 2002 through 2018 and, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million at December 31, 2000, which may be used indefinitely to reduce regular federal income taxes.

The acquisition of Andataco in 1999 caused a change in ownership for income tax purposes. Under Internal Revenue Code Section 382, the usage of approximately $8 million of Andataco's federal NOL carryforwards and approximately $2 million of the California NOL carryforwards will be limited annually to approximately $.4 million. The usage of Andataco's tax credit carryforwards is also subject to limitation because of the change in ownership.

(6)  BORROWINGS

Revolving Credit Facility ("Bank Line of Credit")

The Bank Line of Credit, as amended, provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus
(ii) the lesser of $1.75 million or 23% of eligible inventory, as defined. Effective April 14, 2000, interest under the Bank Line of Credit was increased from prime plus .5% to prime (9.5% at December 31, 2000) plus 1.5%. The Bank Line of Credit matures in April 2002, requires a facility fee of .25% based on the average unused portion of the maximum borrowings, contains a default interest rate provision of 2%, is collateralized by substantially all of the Company's assets, and provides for certain financial covenants, including minimum net worth and net income requirements. As of December 31, 2000, the outstanding balance of the Bank Line of Credit was $4.1 million and approximately $.5 million of additional borrowings were available based on eligible collateral. The weighted interest rate on the Bank Line of Credit was 10.2% and 8.7% for the years ended December 31, 2000 and 1999, respectively.

At December 31, 2000, the Company was not in compliance with the minimum net worth and net income requirements and is in technical default under the compliance provisions of the Bank Line of Credit. The Company is currently in discussions with the lender to amend the financial covenants. Management believes it will be successful in such discussions, however, there can be no assurance of this success nor that management would be successful in finding a replacement lender with acceptable terms.


Director Loans

At December 31, 1999, current borrowings included $1.6 million due Mr. Levy, which was paid off and satisfied in full in January 2000. Between June and December 2000, Mr. Levy advanced an additional $4.4 million to the Company. Of these amounts, the Company repaid $.7 million and satisfied $2 million by issuing 2,000 shares of the Company's Series G Preferred Stock with a face amount of $2 million (see Note 10 to Consolidated Financial Statements). At December 31, 2000, long-term debt included $1.7 million due to Mr. Levy, the maximum amount available under a revolving basis with interest at 10% per annum, payable quarterly and scheduled to mature on January 31, 2002. Aggregate interest expense paid to Mr. Levy was $134,000, $112,000 and $217,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Subsequent to December 31, 2000 and through March 27, 2001, Mr. Levy advanced an additional $1.9 million.

At December 31, 1998, current borrowings included $.3 million due to Mr. Levy. During 1999, Mr. Levy advanced an additional $3.6 million to the Company. Of those amounts, the Company satisfied $.8 million by issuing 395,000 shares of the Company's common stock and satisfied $1.5 million by issuing 1,500 shares of the Company's Series E Convertible Preferred Stock with a face amount of $1.5 million (see Note 10 to Consolidated Financial Statements) leaving $1.6 million due to Mr. Levy at December 31, 1999, the maximum amount available under a revolving basis with interest at 10% per annum.

In connection with various loans made to the Company by Mr. Levy during 2000, effective December 29, 2000, the Company issued a warrant to Mr. Levy to purchase 200,000 shares of common stock, exercisable immediately at $2.00 per share, expiring in December 2003.

Long-Term Debt

   Notes Payable

At December 31, 2000, notes payable included the following: (i) $5.1 million in promissory notes issued to affiliates of Mr. Sykes (the former majority shareholder of Andataco) in connection with the Andataco acquisition, bearing interest at 9.5% per annum, and scheduled to mature in June 2004; and (ii) a $.5 million promissory note payable to a private investor bearing interest at 10% per annum, payable quarterly and maturing on January 31, 2002.

In December 1999, the Company issued 1,878,462 shares of its common stock in full satisfaction of $5.5 million of long-term debt, including 338,462 shares of common stock in full satisfaction of $1 million due to Mr. Levy; 42,308 shares of common stock in full satisfaction of $.1 million due to a company controlled by Mark Levy, Mr. Levy's son and a director of the Company until January 2000; 42,308 shares of common stock in full satisfaction of $.1 million due to a company controlled by another member of the Levy family; and 84,615 shares of common stock in full satisfaction of $.3 million due to Bernard Green, a director of the Company (Mr. Green). On the date of satisfaction, the unamortized discount on the notes was $.5 million, which was recorded as an extraordinary loss on extinguishment of debt. The remaining long-term debt amounted to $1.2 million at December 31, 1999, bore interest at 10% per annum and was scheduled to mature on September 5, 2001. In April and December 2000, those notes were satisfied in full by the issuance of 439,154 shares of the Company's common stock.

In connection with the issuance of $5 million of long-term debt in 1998 and $1.8 million in 1999, the Company issued warrants to purchase 2,266,666 shares (600,000 in 1999 and 1,666,666 in 1998) of the Company's common stock including warrants to purchase 333,332 shares of the Company's common stock to Mr. Levy; warrants underlying 41,666 shares to Mark Levy; 41,667 shares to companies controlled by another member of the Levy family; and 83,333 shares to Mr. Green. The warrants were valued under the Black-Scholes option-pricing model as of their respective dates of issuance at an aggregate of $1.2 million and were recorded as a discount to the long-term debt, of which $21,000, $582,000 and $137,000 was amortized as interest expense for the years ended December 31, 2000, 1999 and 1998, respectively.


   Convertible Notes

Certain convertible notes with a face amount of $400,000 and accrued interest of $229,000 matured in May 2000. The Company has, at various times, attempted to locate the debtor. The Company has reclassified this liability to accounts payable and other at December 31, 2000.

   Maturities

Scheduled and estimated maturities of the Company's borrowings are as follows (in thousands):

           Years ending December 31,
                   2001                  $4,086
                   2002                   2,158
                   2003                       -
                   2004                   5,100
                   2005                       -
                                         ------
              Total payments             11,344
              Less current portion       (4,086)
                                         ------
              Long-Term portion          $7,258
                                         ======


(7)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions. The Company's customers include end users, original equipment manufacturers, integrators and value added resellers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. During fiscal 2000, no single customer accounted for more than 10% of sales; however, during fiscal 1999 and 1998, sales to two customers accounted for 15% and 11%, and 27% and 13%, respectively. Sales to geographic areas other than the United States have not been significant.


(8)   COMMITMENTS AND CONTINGENCIES

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

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against a subsidiary of the Company, its then president, R. Daniel Smith (Mr. Smith), and a company controlled by Mr. Smith. In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

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

Effective January 17, 2000, Larry Hemmerich (Mr. Hemmerich) was appointed the Company's new President and Chief Executive Officer. In connection with this appointment, the Company entered into a two-year employment agreement with Mr. Hemmerich, providing for an annual base salary of $325,000, a $125,000 bonus in the first year and a bonus based upon meeting certain objectives set by the Board of Directors in the second year. On October 18, 2000, the Company and Mr. Hemmerich agreed to extend the term of his employment agreement to January 16, 2003. In connection with the first year bonus, on January 17, 2001, the Company issued a $125,000, 10% note to Mr. Hemmerich, payable on June 30, 2001.


(9)  COMMON STOCK

In January 2000, the Company issued 776,119 shares of the Company's common stock as part of the purchase price of the assets of OneofUs (see Note 2 to Consolidated Financial Statements).

In January 2000, the Company issued 123,479 shares of the Company's common stock in connection with severance agreements with former officers of the Company.

In February 2000, all 1,667 outstanding shares of the Company's Series A Convertible Preferred Stock were converted into 1,666,667 shares of common stock at a conversion price of $.60 per share. In addition, 700 shares of the Company's Series D Convertible Preferred Stock were converted into 700,000 shares of common stock, also at a $1.00 per share.

On May 4, 2000, the Company entered into an agreement with a private investment group granting the Company a one-year $15 million equity line or equity draw down facility. The agreement does not obligate the Company to draw any of the funds. Once per draw down period, the Company may request a draw of up to $5 million, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investment group will provide to the Company and the number of shares the Company will issue to the investment group in return for that money is settled on a weekly basis during a 22 day trading period following the draw request based on a formula as defined in the stock purchase agreement. The investment group receives a 7% discount to the market price for the 22-day period and the Company receives the settled amount of the draw down less a 4% fee payable to the placement agent.

In connection with this agreement, the Company granted the investment group and the placement agent three year warrants to purchase an aggregate of 220,000 shares of the Company's common stock at an exercise price of $3.60 per share, representing 120% of the average of the closing prices of the Company's common stock for the five trading days before May 9, 2000 (see Note 11 to the Consolidated Financial Statements).

The Company registered for resale the securities to be sold pursuant to the draw downs and warrants.

As of December 31, 2000, the Company had issued 508,857 shares of common stock and received net proceeds of approximately $1 million pursuant to this agreement. In the accompanying Statement of Stockholders' Equity, the approximate $87,000 of transaction costs incurred to complete this agreement has been charged to additional paid-in capital.

In July 2000, 3,000 shares of the Company's Series C Convertible Preferred Stock were automatically converted into 3,000,000 shares of common stock at a conversion price of $1.00 per share.

During fiscal 2000 and 1999, the Company issued 439,154 and 2,523,462 shares of common stock, respectively (including 733,462 shares to Mr. Levy in 1999), in full satisfaction of $1.3 million and $6.8 million, respectively, of debt.

During fiscal 2000 and 1999, 3,332 and 600 shares, respectively, of the Company's Series F Convertible Preferred Stock were converted into 1,110,800 and 200,000 shares, respectively, of common stock at a conversion price of $3.00 per share.

During fiscal 2000 and 1999, the Company issued 635,589 and 1,686,241 shares of common stock, respectively, on the exercise of stock options and warrants for an aggregate amount of $1.2 million and $2.8 million, respectively.

In April 1999, the Company issued 500,000 shares of common stock and a warrant to purchase an aggregate of 250,000 shares of common stock at a purchase price of $2.00 per share to a private investor, for $1 million in cash.

In November 1999, the Company acquired the remaining shares of Andataco common stock by merging Andataco with a wholly-owned subsidiary, which had been organized for that purpose. In the merger, the Company issued 924,118 shares of common stock, with an aggregate value of $1.8 million, to the Andataco shareholders in exchange for the remaining shares of Andataco common stock. As part of the acquisition cost of Andataco, the Company issued 168,578 shares of common stock to a financial advisor of Andataco.

With the exception of 142,858 shares of common stock issued in December 2000, all of the foregoing shares of common stock have been registered for resale.

Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock under certain conditions.


(10)  PREFERRED STOCK

EITF 98-5 addresses accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. In accordance with this EITF, a preferred stock dividend, attributable to such a beneficial conversion privilege, should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during 1999 and 1998, the Company recorded $.3 million and $1.2 million, respectively, as an additional embedded dividend attributable to the beneficial conversion privilege on its convertible preferred stock.

Series A

On July 7, 1998, the Company borrowed $1 million from a private investor under an 8% Convertible Subordinated Debenture (the "Debenture"), payable on September 25, 1998, as extended. In September 1998, the Debenture was converted into 1,667 shares of the Company's 8% Convertible Preferred Stock, Series A (the "Series A Preferred Stock").

The Series A Preferred Stock with a stated value of $1 million as of December 31, 1999 accrued dividends at 8% per annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $.60 per share. On February 1, 2000, all of the Series A Preferred Stock was converted into 1,666,667 shares of the Company's common stock (see Note 9 to the Consolidated Financial Statements).

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

On October 30, 1998, the Company redeemed $2.3 million of the Series B Preferred Stock held by unrelated private investors for approximately $2.5 million in cash (including a premium of $.1 million and accrued dividends of $.1 million) and warrants to purchase 300,000 shares of the Company's common stock, exercisable upon issuance at $1.00 per share and expiring in October 2001. In conjunction with this redemption, effective October 28, 1998, the Company issued 1,000 shares of 8% convertible preferred stock, Series C (the "Series C Preferred Stock") with a stated value of $1 million in exchange for the remaining $1 million of Series B Preferred Stock which was held by Mr. Levy.

As a result of these two transactions, all of the Company's convertible preferred stock that was based on a variable conversion price was redeemed either for cash or preferred stock.

Series C

In September and October 1998, the Company satisfied $2 million of borrowings from Mr. Levy by issuing 2,000 shares of Series C Preferred Stock with a stated value of $2 million. Together with the $1 million of Series C Preferred Stock issued in exchange for Series B Preferred Stock, at December 31, 1999, Series C Preferred Stock, with a stated value of $3 million accrued dividends at 8% per annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share. Effective July 7, 2000, the Company converted the Series C Preferred Stock into 3,000,000 shares of the Company's common stock in accordance with an automatic conversion requirement(see Note 9 to Consolidated Financial Statements).

Series D

During October 1998, the Company received $2.7 million in cash from unrelated private investors in a private placement of 2,700 shares of its 8% convertible preferred stock, Series D (the "Series D Preferred Stock"). Of this amount, $2.5 million was used in the redemption of the Series B Preferred Stock. The Series D Preferred Stock with a stated value of $2 million and $2.7 million as of December 31, 2000 and 1999, respectively, accrues dividends at 8% per annum, payable quarterly, is convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share, and has an automatic conversion feature in which each share not converted into the Company's common stock by October 28, 2001, will be automatically converted. On February 1, 2000, $.7 million of the Series D Preferred Stock was converted into 700,000 shares of the Company's common stock (see Note 9 to Consolidated Financial Statements).

Series E

In a private placement in June 1999 of its Series E Convertible Preferred Stock (the "Series E Preferred Stock"), the Company issued 3,500 shares for $3.5 million in cash, of which $1.5 million was in satisfaction of borrowings from Mr. Levy, and three-year warrants to purchase an aggregate of 116,667 shares of the Company's common stock at a price of $3.30 per share (including 50,000 shares to Mr. Levy). The Series E Preferred Stock, with a stated value of $3.5 million as of December 31, 2000 and 1999, requires quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter. The Series E Preferred Stock is convertible into shares of the Company's common stock based on a fixed conversion price of $3.00 per share.

Series F

As part of the acquisition of Andataco in June 1999, the Company issued 4,654 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock") to Mr. Sykes, with an original stated value of $4.7 million. The Series F Preferred Stock is convertible into the Company's common stock based on a fixed conversion price of $3.00 per share. During fiscal 2000 and 1999, 3,332 and 600 shares, respectively, of Series F Preferred Stock were converted into 1,110,800 and 200,000 shares, respectively, of the Company's common stock. As of December 31, 2000 and 1999, outstanding Series F Preferred Stock of $.7 million and $4.1 million, respectively, required quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter.

Series G

Effective December 29, 2000, the Company satisfied $2 million of borrowings from Mr. Levy by issuing 2,000 shares of Series G Preferred Stock, with a stated value of $2 million. The Series G Preferred Stock accrued dividends at 10%, payable quarterly and was redeemable at the Company's option. Attached to the Series G Preferred Stock was a warrant to purchase 500,000 shares of the Company's common stock at $1.50 per share, exercisable from July 1, 2001 through December 31, 2003 (the "Warrants"). The Warrants provided that if any portion of the Series G Preferred Stock is redeemed by the Company prior to June 30, 2001, a corresponding pro-rata portion of the warrant would be cancelled.


(11) STOCK OPTIONS AND WARRANTS

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted to employees under its Option Plan (the "Plan"). Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market value on the date of grant over the exercise price.

Under the Plan, qualified and nonqualified stock options to purchase up to seven million shares of the Company's common stock may be granted to officers, directors, key employees and non-employees. The maximum term of the options granted under the Plan is ten years. The stock options granted under the Plan generally vest over three to five years annually on an equal basis.

SFAS No.123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted under the Plan, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected lives of five to ten years; volatility ranging from 96% to 107% for 2000, and 60% for 1999 and 1998; and risk-free interest rates ranging from 4.9% to 5.1% for 2000, 5.6% for 1999, and 5.3% for 1998.

Under the accounting provisions of SFAS 123, the Company's net loss and loss per share, for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share):

                            Years Ended December 31,
                            ------------------------------
                              2000       1999       1998
                            --------   --------   --------
     Net loss attributable
      to common
      shareholders:
       As reported          ($22,606)  ($19,938)  ($11,888)
       Pro forma            ($24,112)  ($20,108)  ($12,317)
     Loss per share:
       As reported             ($.69)     ($.89)     ($.63)
       Pro forma               ($.73)     ($.89)     ($.65)

Changes in options outstanding are summarized as follows:

                                             Weighted-       Weighted-
                                              Average         Average
                                             Exercise      Fair Value Per
                                 Shares        Price     Share of Options
                             (in thousands)  Per Share       Granted
                             --------------  ----------  ----------------
Balance, January 31, 1998        1,765           2.48
  Granted - exceeded
    market value                 1,160           1.14              .52
  Granted - equal to
    market value                   881           1.38             1.03
  Forfeited                       (860)          1.98
                                 ------         -----
Balance, December 31, 1998       2,946(a)        1.67
  Granted - equal to
    market value                 3,453           2.23             1.60
  Forfeited                       (958)          1.97
  Exercised                       (818)          1.75
                                 ------         -----
Balance, December 31, 1999       4,623           2.00
  Granted - equal to
    market value                 1,657           2.78             2.08
  Granted - exceeded
    market value                   724           2.10             1.36
  Forfeited                     (2,051)          1.91
  Exercised                       (404)          1.28
                                -------         -----
Balance, December 31, 2000       4,549           2.40
                                =======         =====

----------
(a) In June 1998, the Company  granted a conditional  Employee  Incentive  Stock
Option to its then President, Lawrence F. Steffann, to purchase 750,000 shares of the Company's common stock. The grant was conditional because of the 2.5 million share limitation under the Plan. On November 1, 1999, the shareholders of the Company approved the amendment of the 1996 Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 2,500,000 to 7,000,000.

At  December  31,  2000,  1999 and  1998,  a total of  1,371,000,  853,000,  and
1,189,000, respectively, of the outstanding options were exercisable with a weighted-average exercise price of $2.29, $2.20, and $2.31, respectively, per share. The number of shares available to grant under the Plan was 1,378,140 and 1,708,503 as of December 31, 2000 and 1999, respectively.

The following table summarizes information about fixed stock options at December 31, 2000:
                                                                   Weighted
                            Weighted                               Average
               Number        Average     Weighted    Number        Exercise
             Outstanding    Remaining    Average   Exercisable     Price of
 Exercise    at Dec. 31,   Contractual   Exercise  at Dec. 31,    Exercisable
  Prices        2000          Life        Price       2000          Options
           (in thousands)                         (in thousands)
--------    -----------   -----------   --------  -----------     -----------
$ .50-$1.75       804       8.4 years     $1.35         414          $1.35
$1.81-$2.50     2,326       8.9 years     $2.24         722          $2.33
$2.56-$3.69     1,184       9.2 years     $3.09          35          $2.93
$4.00-$6.31       235       6.5 years     $4.13         200          $4.00
                -----       ---------     -----       -----          -----
                4,549       8.8 years     $2.40       1,371          $2.29
                =====       =========     =====       =====          =====

At December 31, 2000, the Company had outstanding warrants under which 2,575,133 shares of common stock could be acquired. Information relating to these warrants is summarized as follows:

                             Number of                  Warrant Price
                              Shares              -------------------------
                          (in thousands)            Per Share      Total
                           -----------            ------------  -----------

Balance, January 31, 1998        555              $2.10-$2.35   $1,179,000

Warrants issued                4,324              $1.00-$2.35    5,691,000
Warrants exercised            (1,450)             $1.00-$1.50   (1,675,000)
Warrants canceled             (1,667)                $1.50      (2,500,000)
                            ----------            -----------   -----------
Balance, December 31, 1998     1,762              $1.00-$2.35    2,695,000

Warrants issued                1,122              $2.00-$3.30    3,197,000
Warrants exercised              (870)             $1.00-$2.10   (1,378,000)
Warrants expired                 (64)                $2.10        (134,000)
                            ----------            -----------   -----------
Balance, December 31, 1999     1,950              $1.25-$3.30    4,380,000

Warrants issued                  920              $1.50-$3.60    1,942,000
Warrants exercised              (230)             $2.10-$3.00     (663,000)
Warrants expired                 (65)                $2.35        (153,000)
                            ----------            ------------  -----------
Balance, December 31, 2000     2,575              $1.25-$3.60   $5,506,000
                            ==========            ============  ===========

                              Number
                            of Shares
                            Subject to
        Expiration           Warrants         Exercise
           Date           (in thousands)        Price
        ----------        --------------      --------

      March 2001                333              $1.25
      January 2002              400              $3.00
      April 2002                250              $2.00
      June 2002                 272              $3.30
      December 2002             400              $1.38
      May 2003                  220              $3.60
      December 2003             200              $2.00
      December 2003             500              $1.50
                            ---------
                              2,575
                            =========

As of December 31, 2000, the Company had reserved common stock for the following purposes (in thousands):

         Convertible preferred stock             3,407
         1996 Stock Option Plan                  5,928(a)
         Stock warrants                          2,575
                                                ------
                                                11,910
                                                ======

----------
(a) Consists of options to purchase 4,549 shares which were outstanding, and an additional 1,379 shares available to grant under the Plan.


(12)  RELATED PARTY TRANSACTIONS

     Syko Properties

The Company currently leases its San Diego corporate office from an entity owned by Mr. Sykes, an officer of the Company until early 2000, after which date he was no longer affiliated with the Company. The Company paid this entity approximately $331,000 and $193,000 during the years ended December 31, 2000 and 1999, respectively, under the terms of the lease agreement.


     Hilcoast Advisory Services, Inc. ("Advisor")

Commencing in October 1999, the Company has been charged $5,000 per month, plus reimbursement of out-of-pocket expenses, from Advisor for certain financial consulting and administrative services provided to the Company. Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, and Jack Jaiven, the Company's Chief Financial Officer, is an officer of Advisor. Management believes that the terms of this agreement were no less favorable to the Company than those that would be received from other sources.

(13)  LEASES

The Company leases its operating facilities under operating leases which expire at various dates through March 2003. At December 31, 2000, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

                                       Total
                                     -------
                      2001            $  790
                      2002               538
                      2003               178
                                     -------
                                      $1,506
                                     =======

Rent expense was $871,000, $790,000, and $513,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


(14)  401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan") covers substantially all employees meeting certain minimum age and service requirements. Company contributions to the plan are determined by the Board of Directors. The Company has made no contributions to the 401(k) Plan as of December 31, 2000.


(15)  SUBSEQUENT EVENTS
     Borrowings

On January 16, 2001, Mr. Levy loaned the Company $.6 million under a promissory note bearing interest at 10%, payable quarterly, and maturing on January 31, 2002. In February and March 2001, the Company received an additional $3.8 million in cash from private investors, under convertible promissory notes, (including $1.3 million from Mr. Levy), bearing interest at 8%, payable semi-annually and maturing on March 31, 2003. The notes are convertible immediately into the Company's common stock at $1.00 per common share. In connection with these notes, the Company issued warrants to purchase an aggregate of 937,500 shares (including 312,500 shares to Mr. Levy), of the Company's common stock at $1.20 per share, exercisable at issuance and expiring on March 31, 2004.


(16)  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2000, the Company recorded an impairment adjustment to unamortized goodwill of $12 million (see Note 1 to Consolidated Financial Statements). The Company also recorded a write-down of $1.4 million resulting from a re-valuation of certain inventory, which included obsolete inventory and components associated with products which the Company has recently decided to phase out. Management was unable to reasonably estimate the effect, if any, of these adjustments on prior quarters in 2000.

During the fourth quarter of 1999, the Company recorded an impairment adjustment to goodwill of $4.6 million (see Note 1 to Consolidated Financial Statements). The Company also recorded a write-down of $.6 million resulting from a re-valuation of certain inventory, which included potentially obsolete inventory and transitional issues associated with transferring the operational portion of the business from Lake Mary, Florida to San Diego, California. Management was unable to reasonably estimate the effect, if any, of certain of those adjustments on prior quarters in 1999 because of the timing of completion of the acquisition of Andataco.

(17) QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly operations for the years ended December 31, 2000 and 1999 (in thousands).


2000                                Mar. 31     Jun. 30     Sept. 30     Dec. 31
----                             -----------------------------------------------

Sales                               $12,540     $10,865     $ 9,508     $ 7,284
Gross Profit                          3,571       3,296       2,438         567
Loss from operations                 (2,658)     (2,930)     (3,407) (b)(17,296)
Net income (loss)                 (a) 2,650      (2,896)     (4,028) (b)(17,647)
Income (loss) available to
  common stock                    (a) 2,439      (3,088)     (4,171) (b)(17,786)
Net income (loss) per
  common stock:
    Basic                            $  .08       ($.10)      ($.12)      ($.51)
    Diluted                          $  .07       ($.10)      ($.12)      ($.51)

1999
----
Sales                               $ 1,411     $ 9,398     $17,546     $12,734
Gross Profit                             88       1,232       5,015       3,428

Loss from operations                 (2,261)     (3,497)     (1,583)     (9,160)
Loss before preferred
  dividends and extraordinary
  loss                               (2,471)     (3,944)     (2,047)     (9,777)
Extraordinary loss                      -           -           -          (465)
Net loss                             (2,471)     (3,944)     (2,047)    (10,242)
Loss available to common stock       (2,690)     (4,358)     (2,353)    (10,537)
Net loss per common stock:
  Basic and diluted                  ($ .13)      ($.19)      ($.10)      ($.45)

----------
(a) Net income includes gain on sale of assets of Borg Adaptive Technologies of $5.6 million.

(b) See Note 16 regarding Fourth Quarter Adjustments.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
  nStor Technologies, Inc.



The audits referred to in our report dated February 9, 2001, except as to Notes 6 and 15, which are as of March 27, 2001, relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included the audit of the consolidated financial statement schedules listed in the accompanying index. The consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion, such consolidated financial statement schedules present fairly, in all material respects, the information set forth therein.

The aforementioned consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring loses from operations, has a working capital deficiency, a shareholders' deficit and is in default under its existing credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the aforementioned consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ BDO SEIDMAN, LLP
                                                     BDO SEIDMAN, LLP



Costa Mesa,  California
February 9, 2001, except as to
Paragraph four of Note 6 and
Note 15, which are as of March 27, 2001
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                  Fiscal Years Ended December 31, 2000 and 1999

The following represents the condensed unconsolidated balance sheet for nStor Technologies, Inc. as of December 31, 2000 and 1999, and the condensed unconsolidated statements of operations and cashflows for the years ended December 31, 2000 and 1999.

                     CONDENSED UNCONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             December 31,
ASSETS                                                    2000           1999
------                                                ----------     ----------
Current assets:
  Cash and cash equivalents                           $        8     $      466
  Prepaid expenses and other                                   -             79
                                                      ----------     ----------
Total current assets                                           8            545

Investments in and receivables from
  subsidiaries                                               579         14,945

Other non-current assets                                       -             68
                                                      ----------     ----------
                                                      $      587     $   15,558
                                                      ==========     ==========
LIABILITIES
-----------
Current liabilities:
   Borrowings                                         $    2,158     $    2,214
   Accounts payable and other                                855            742
                                                      ----------     ----------
Total current liabilities                                  3,013          2,956

Long-term debt                                             5,100          6,329
                                                      ----------     ----------
        Total liabilities                                  8,113          9,285
                                                      ----------     ----------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock, $.01 par; 1,000,000 shares
 authorized, in order of preference:
  Convertible (except for Series G) preferred
   stock issued and outstanding as of
   December 31, 2000 and 1999, respectively:
   Series F, 722 and 4,054, aggregate
   liquidation  value  $722  and  $4,054;
   Series  A,  0  and  1,667,  aggregate
   liquidation value $0 and $1,000; Series C,
   0 and 3,000, aggregate liquidation
   value $0 and $3,000;  Series D, 2,000 and 2,700,
   aggregate liquidation value
   $2,000 and $2,700;  Series E, 3,500
   in 2000 and 1999,  aggregate  liquidation
   value $3,500; Series G, 2,000 and 0, aggregate
   liquidation value
   $2,000 and $0                                               -              -
Common stock, $.05 par; 75,000,000 shares
  authorized; 35,478,489 and 26,517,824 shares
  issued and outstanding at December 31, 2000
  and December 31, 1999, respectively                      1,773          1,331
Additional paid-in capital                                71,529         63,164
Deficit                                                  (80,828)       (58,222)
                                                       ----------     ----------
Total shareholders' (deficit) equity                      (7,526)         6,273
                                                       ----------     ----------
                                                       $      587     $   15,558
                                                       ==========     ==========
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                              Years Ended

                                                           2000          1999
                                                      -----------   -----------
Loss from investment in subsidiaries                    ($20,964)     ($16,137)

Other income                                                  44            92
Selling, general and administrative expense                  319           637
Interest expense                                             682         1,557
                                                      -----------   -----------
Loss before preferred dividends and
  extraordinary loss                                     (21,921)      (18,239)

Extraordinary loss from debt extinguishments
  (net of tax of $0)                                           -          (465)
                                                      -----------   -----------
Net loss                                                 (21,921)      (18,704)

Preferred stock dividends                                   (685)         (902)
Embedded dividend attributable to beneficial
  conversion privilege of convertible
  preferred stock                                              -          (332)
                                                      -----------   -----------
Loss available to common stock                          ($22,606)     ($19,938)
                                                      ============  ===========
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Years Ended
                                                            2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:                     ---------    ---------

  Net loss                                                ($21,921)    ($18,704)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Gain on sale of assets of Borg Adaptive
        Technologies                                        (5,575)           -
      Amortization of deferred loan costs                       21          620
      Amortization of deferred compensation costs                -          171
      Loss of extinguishments of debt                            -          476
      Changes in assets and liabilities, net of
       effects from acquisition:
        Decrease in receivables from subsidiaries           16,684        8,567
        Decrease (increase) in prepaid expenses
         and other                                             147         (141)
        (Decrease) increase in accounts payable
         and other liabilities                                (485)         188
                                                          ---------    ---------
Net cash used by operating activities                      (11,129)      (8,823)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash paid for acquisitions                                  (293)      (1,354)
  Net proceeds from sale of assets of Borg
    Adaptive Technologies                                    7,013            -
                                                          ---------    ---------
Net cash provided by investing activities                    6,720       (1,354)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                   4,858        7,075
  Repayments on borrowings                                  (2,285)      (1,200)
  Issuance of common stock, net of issuance cost               961        1,000
  Issuance of convertible preferred stock, net of costs          -        1,962
  Proceeds from exercise of stock options and warrants       1,178        2,519
  Cash paid for preferred stock dividends                     (761)        (823)
                                                          ---------    ---------
Net cash provided by financing activities                    3,951       10,533
                                                          ---------    ---------
Net decrease in cash and cash equivalents during
  the year                                                    (458)         356
Cash and cash equivalents at beginning of year                 466          110
                                                          ---------    ---------
Cash and cash equivalents at end of year                  $      8     $    466
                                                          =========    =========
                            nSTOR TECHNOLOGIES, INC.
                 Schedule II-- Valuation and Qualifying Accounts
               Fiscal Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                               Additions
                         Balance               Resulting                Balance
                            at      Additions    from                     at
                        Beginning    Charged    Merger/                 End of
                         of Year    to Income    Other    Deductions*    Year
                        ----------  ---------  ---------  -----------  ---------

Allowance for Doubtful
 Accounts Receivable:
  2000..................   $1,604     $  912      $  -       ($2,114)     $  402
  1999..................      502        954        228          (80)      1,604
  1998..................      500        837         -          (835)        502

Allowance for Inventory
 Obsolescence:

  2000..................   $3,419     $3,988      $  -       ($2,505)     $4,902
  1999..................      428        306      3,276         (591)      3,419
  1998..................    1,839      1,354         -        (2,765)        428


---------
* Deductions represent amounts written off against the allowance, net of recoveries.

Item 9.   Disagreement on Accounting and Financial Disclosure


Not Applicable


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the caption "Election of Directors" and "Management" in our definitive Proxy Statement (the "Proxy Statement") to be filed with respect to our 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.


Item 11.  Executive Compensation

For information concerning this item, see the text and tables under the caption "Executive Compensation", "Report on Compensation" and the graph under the caption "Performance Graph" in the Proxy Statement, which information is incorporated herein by reference.


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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a) (1) Financial Statements - See index to Consolidated Financial Statements at page 30 of this Form 10-K.

               (2) Financial statement schedules have been omitted because they are not required, or because the information required therein is set forth in the Consolidated Financial Statements or the notes thereto.

               (3) Exhibits - See Exhibit Index at page 67-70 of this Form 10-K.


(b) No reports were filed or amended by the Registrant during the fourth quarter of 2000.

                                  EXHIBIT INDEX

Exhibit
Number                             Description

2.1 Asset Purchase Agreement, dated November 30, 1999, by and among Registrant, nStor Taiwan, Inc., OneofUs Company Limited and certain shareholders of OneofUs (4)

2.2 Purchase Agreement, dated March 2, 1999, by and among Registrant, W. David Sykes and the Sykes Children's Trust of 1993 dated November 22, 1993 (11)

2.3 Amendment No. 1 to Purchase Agreement, dated April 26, 1999, by and among Registrant, W. David Sykes, the Sykes Family Trust and the Sykes Children's Trust of 1993 dated November 22, 1993 (12)

2.4 Amendment No. 2 to Purchase Agreement, dated April 26, 1999, by and among Registrant, W. David Sykes, the Sykes Family Trust and the Sykes Children's Trust of 1993 dated November 22, 1993 (12)

2.5 Merger Agreement, dated August 27, 1999, by and among Registrant, NTI Acquisition Corp. and Andataco, Inc. (11)

2.6 Asset Purchase Agreement, dated January 10, 2000, by and among nStor Corporation, Inc., Borg Adaptive Technologies, Inc., QLogic Acquisition Corporation and QLogic Corporation (6)

3.1  Restated Certificate of Incorporation of Registrant, as amended (5)

3.2  Restated Bylaws of Registrant (14)

4.1  Form of Warrant, between Registrant and certain private investors(1)

4.2 Form of Subscription Agreement, between Registrant and and certain private investors (1)

4.3 Form of Registration Rights Agreement, between Registrant and certain private investors (1)

4.4 Warrant to purchase 200,000 shares of common stock issued to H. Irwin Levy, dated December 29, 2000 (1)

4.5 Warrant to purchase 500,000 shares of common stock issued to H. Irwin Levy, dated December 29, 2000 (1)

4.6 Subscription Agreement, dated December 29, 2000, between Registrant and H. Irwin Levy (1)

4.7  Certificate of Designation of Series G Preferred Stock (1)

4.8 Registration Rights Agreement, dated December 29, 2000, between Registrant and H. Irwin Levy (1)

4.9  Warrant to purchase common stock issued to  Wishmasters,  dated May 9, 2000
     (3)

4.10 Warrant to purchase common stock issued to Ladenburg Thalmann, dated May 9, 2000 (3)

4.11 Common Stock Purchase Agreement between Registrant and Wishmasters, dated May 4, 2000 (3)

4.12 Registration Rights Agreement between Registrant and Wishmasters, dated May 4, 2000 (3)

4.13 Form of Warrant, dated January 26, 1999, issued in connection with Promissory Notes between Registrant and (i) Herbert Gimelstob, for 200,000 shares, (ii) Maurice Halperin, for 200,000 shares, (iii) Patrice Auld, for 100,000 shares and (iv) James P. Marden, for 100,000 shares (13)

4.14 Certificate of Designation of Series D Convertible Preferred Stock (9)

4.15 Certificate of Designation of Series E Convertible Preferred Stock (12)

4.16 Certificate of Designation of Series F Convertible Preferred Stock (12)

4.17 Form of Warrant, dated September 22, 1998, issued in connection with extending certain subordinated notes (aggregate of 1,666,666 shares of which 333,334 remained unexercised at December 31, 2000) (13)

4.18 Form of Subscription Agreement for Series D Convertible Preferred Stock (9)

4.19 Form of Registration Rights Agreement for Series D Convertible Preferred Stock (9)

4.21 By-Laws of Registrant, as amended -  see Exhibit 3.2 above.

4.20 Restated Certificate of Incorporation of Registrant - see Exhibit 3.1 above
     4.21 By-Laws of Registrant, as amended - see Exhibit 3.2 above

4.22 Form of Subscription Agreement, dated December 16, 1999, by and among Registrant and certain noteholders (5)

4.23 Warrant, dated June 8, 1999, issued to W. David Sykes (12)

4.24 Form of warrant, dated June 8, 1999, issued to purchasers of Series E Convertible Preferred Stock (12)

4.25 Registration  Rights Agreement,  dated June 8, 1999, between Registrant and
     W. David Sykes (12)

4.26 Form of Registration Rights Agreement, dated June 8, 1999, issued to the purchasers of Series E Convertible Preferred Stock (12)

4.27 Form of Employee Agreement between Registrant and W. David Sykes (12)

4.28 Letter Agreement, dated June 8, 1999, between H. Irwin Levy and W. David Sykes (12)

10.1 Form of 8% Convertible Subordinated Promissory Note, between Registrant and certain private investors (1)

10.2 Promissory Note for $1,050,000, dated November 15, 2000, between Registrant and MLL Corp. (replaced note at exhibit 10.10)(1)

10.3 Promissory Note for $500,000, dated November 20, 2000, between Registrant and Patrice Auld (1)

10.4 Promissory Note for $650,000, dated December 29, 2000, between Registrant and H. Irwin Levy (replaced note at exhibit 10.9) (1)

10.5 Promissory Note for $600,000, dated January 16, 2001, between Registrant and H. Irwin Levy (1)

10.6 Promissory Note for $125,000, dated January 17, 2001, between Registrant and Larry Hemmerich (1)

10.7 Letter Agreement, dated October 18, 2000, between Registrant and Larry Hemmerich, regarding revisions to Mr. Hemmerich's Employment Agreement (1)

10.8 Assumption and Amendment Agreement, dated September 14, 2000, between Registrant and Wells Fargo Credit, Inc. (2)

10.9 Third Amended and Restated Line of Credit Note between Registrant and Wells Fargo Credit, Inc., dated September 14, 2000 (2)

10.10 Continuing Guaranty between Registrant and Wells Fargo Credit, Inc. (2)

10.11 Promissory Note, dated July 31, 2000, between Registrant and H. Irwin Levy in the amount of $2,500,000 (2)

10.12 Promissory Note, dated October 11, 2000, between Registrant and H. Irwin Levy in the amount of $2,550,000 (replaced note at exhibit 10.8) (2)

10.13 Promissory Note, dated October 11, 2000, between Registrant and MLL Corp. in the amount of $750,000(2)

10.14 Revised Employment Agreement between Registrant and Larry Hemmerich, President and Chief Executive Officer of Registrant (2)

10.15 Escrow Agreement among Registrant, Wishmasters and Epstein, Becker & Green, P.C., dated May 4, 2000 (3)

10.16 9.5% Subordinated Note, dated June 8, 1999, issued to the Sykes Children's Trust of 1993 (12)

10.17 9.5% Subordinated Note, dated June 8, 1999, issued to the Sykes Family Trust (12)

10.18 Form of Employment Agreement between Registrant and Johan Olstenius, Stuart Campbell and Fahim Ahmed in connection with the acquisition of the assets of OneofUs Company Limited (4)

10.19 Employment Agreement between Registrant and Larry Hemmerich (4)

10.20 Promissory Note for $500,000, dated March 15, 1999, between Registrant and Maurice Halperin (13)

10.21 Promissory Note for $1 million, dated March 1, 1999, between Registrant and H. Irwin Levy (13)

10.22 Form of Promissory  Note,  dated January 26, 1999,  between Registrant and
      (i) Herbert Gimelstob ($600,000), (ii) Maurice Halperin ($600,000), (iii) Patrice Auld ($300,000) and (iv) James P. Marden ($300,000) (13)

10.23 1996 Stock Option Plan, dated October 5, 1996 (14)

10.24 Software License Agreement, dated January 10, 2000, by and among nStor Corporation, Inc. and QLogic Acquisition Corporation (6)

10.25 Amendment to Registrant's 1996 Stock Option Plan (8)

10.26 Modification dated November 1, 1999, of Demand Note, dated July 15, 1999, between Registrant and H. Irwin Levy (10)

10.27 Form of Amended and Restated Promissory Note, dated January 29, 1999, between Registrant and (i) Herbert Gimelstob ($600,000), (ii) Maurice Halperin ($600,000),(iii) Patrice Auld ($300,000) and (iv) James P. Marden ($300,000) (10)

10.28 Modification, dated December 1, 1999, of Demand Note dated July 15, 1999 between Registrant and H. Irwin Levy (8)

10.29 Modification, dated December 16, 1999, of Demand Note dated July 15, 1999 between Registrant and H. Irwin Levy (8)

21   Subsidiaries of Registrant

--------------
1)   Filed herewith.

2) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000.

3) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form S-3 Registration Statement, filed June 7, 2000.

4) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000.

5) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form S-3 Registration Statement, filed January 9, 2000.

6) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K dated and filed January 14, 2000.

7) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form S-8 Registration Statement, dated January 6, 2000, filed January 10, 2000.

8) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K for year ended December 31, 1999, filed April 14, 2000.

9) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended September 30, 1998, filed November 16, 1998.

10) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.

11) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K dated and filed November 5, 1999.

12) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K dated June 8, 1999, filed June 23, 1999.

13) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K for the year ended December 31, 1998, filed April 15, 1999.

14) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K for the year ended October 31, 1996, filed January 28, 1997.

    SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           nSTOR TECHNOLOGIES, INC.

                                /s/ Larry Hemmerich
April 13, 2001             By:________________________________
                              Larry Hemmerich, Chief Executive
                              Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           /s/ H. Irwin Levy
April 16, 2001        ___________________________________________
                      H. Irwin Levy, Chairman of the Board


                           /s/ Michael L. Wise
April 16, 2001        ___________________________________________
                      Michael L. Wise, Director


                           /s/ Bernard Green
April 13, 2001        ___________________________________________
                      Bernard Green, Director


                           /s/ Roger H. Felberbaum
April 16, 2001        ___________________________________________
                      Roger H. Felberbaum, Director


                           /s/ Larry Hemmerich
April 13, 2001        ___________________________________________
                      Larry Hemmerich, Chief Executive Officer
                       and Director


                           /s/ Jack Jaiven
April 13, 2001        ___________________________________________
                      Jack Jaiven, Principal Financial
                      Officer and Principal Accounting Officer