Form 10-K/A
period 2000-12-31
NSTOR TECHNOLOGIES INC
filed 2001-04-27
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                   FORM 10-K/A

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE --- ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

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

                10140 Mesa Rim Road, San Diego, California, 92121
                -------------------------------------------------
                    (Address of principal executive offices)

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


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              35,478,489 shares of common stock, par value $.05 per share, were outstanding as of March 30, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                  PART I AND II

Registrant incorporates by reference, Parts I and II of Registrant's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 17, 2001.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                                   MANAGEMENT

        Directors and Executive Officers of the Company - Set forth below is the name, age, position with us, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each of our directors and executive officers:

                                                           Director    Officer
 Name                Age       Position                     Since       Since
------------------- ------  -------------------------     -----------  --------
H. Irwin Levy        74      Chairman of the Board           1995 (1)    -

Roger H. Felberbaum  58      Director                        2000 (2)    -

Larry Hemmerich      63      Director, President and
                             Chief Executive Officer         2000 (3)   2000 (3)

Bernard R. Green     82      Director                        1997 (4)     -

Michael L. Wise      58      Director                        1989        (5)

Jonathan Ash         44      Vice President, Direct Sales      -        2000 (6)

Craig L. Bissell     42      Vice President, Human Resources
                             and Administration                -        2000 (7)

Joel F. Brody        58      Vice President, Engineering
                             (San Diego) and Technical         -        2000 (7)
                             Services

James A. Habuda      44      Vice President, OEM /
                             Channel Sales                     -        2000 (6)

Jack Jaiven          54      Vice President, Chief
                             Financial Officer and
                             Treasurer                         -        1999 (8)

M. Thomas Makmann    54      Vice President, Business
                             Development                       -        2000 (9)

Thomas G. Wrightson  54      Vice President, Operations        -        2000 (6)

----------------
(1) Mr. Levy previously served as our Chairman of the Board of Directors from 1987 until July 1991.
(2)  Mr. Felberbaum was appointed to the Board of Directors in February 2000.
(3) Mr. Hemmerich was appointed to the Board of Directors in January 2000, at which time he commenced employment with us and was appointed as our President and Chief Executive Officer.
(4)  Mr. Green was appointed to the Board of Directors in May 1997.
(5) Mr. Wise previously served as our President from March 1989 until December 1990 and from October 1992 until July 1996. He served as Vice President from June 1998 to November 1999. He also served as Chairman of the Board of Directors from July 1991 until June 1998 and Vice Chairman of the Board of Directors from June 1998 until November 1999.
(6) Mr. Ash, Mr. Habuda and Mr. Wrightson commenced employment with us in March 2000.
(7)  Mr. Bissell and Mr. Brody commenced employment with us in August 2000.
(8) Mr. Jaiven previously served as Vice President and Chief Financial Officer from July 1989 until June 1991 and also from January 1997 until October 1997.
(9)  Mr. Makmann commenced employment with us in December 2000.

The terms of the directors will expire at the 2001 Annual Meeting of Shareholders.

H. Irwin Levy has been Chairman of the Board and Chief Executive Officer of Hilcoast Development Corp. (Hilcoast), a real estate development and management company, and certain affiliated companies, all of which are privately held businesses, since August 1992. Mr. Levy was Chairman of the Board of CV Reit, Inc., a NYSE listed Real Estate Investment Trust (CV Reit) from December 1997 until June 2000 at which time he became a director of Kramont Realty Trust, successor in merger to CV Reit. Mr. Levy also served as Chairman of the Board and Chief Executive Officer of CV Reit from 1985 until July 1992. He is currently of counsel to the West Palm Beach law firm of Levy Kneen Mariani Curtin Kornfeld and del Russo.

Roger H. Felberbaum is currently Senior Vice President with Legg Mason, a NYSE money management firm, and was most recently Managing Director at ING Baring from September 1997 until March 2001. Previously, Mr. Felberbaum was Senior Managing Director of Furman Selz from October 1983 until September 1997.

Larry Hemmerich was the General Manager of the Software and SAN Management operation of Hewlett-Packard's Enterprise Storage Business Unit from May 1999 until January 2000. From June 1998 until May 1999, Mr. Hemmerich was Chief Operating Officer of Transoft Networks and from November 1992 until May 1998, Mr. Hemmerich was Executive Vice President of Data General and General Manager for CLARIION business unit.

Bernard R. Green was for more than forty years, managing or senior partner of, or consultant to the accounting firm of Friedman, Alpren & Green of New York, New York and West Palm Beach, Florida. Mr. Green previously served as a director of Hilcoast from July 1992 until February 1997 and has been a private investor for more than twenty years.

Michael L. Wise is currently Chairman of the Board of Directors and Chief Executive Officer of Netword, Inc., a publicly held company that provides a utility for navigating the internet. Mr. Wise has been associated with our company in various positions since 1986 and was the founder of IMNET Corporation of Delaware ("IMNET"), which became a subsidiary of our company in 1988. Mr. Wise served as President and Chairman of the Board of IMNET from July 1986 to June 1990. Mr. Wise has a PhD in physics.

Jonathan Ash held various positions with Unisys Corporation, including executive positions in Europe, from October 1979 until March 2000, and was most recently the Director of Storage Sales for Unisys North American Operations. Mr. Ash has in excess of twenty years experience in the computer industry.

Joel F. Brody held various management positions with Unisys Corporation from July 1978 until August 2000, and was most recently Director of Platform and Technology Marketing. Mr. Brody has in excess of thirty-five years experience in the computer industry.

Craig L.  Bissell,  J.D. was  Corporate  Vice  President,  Human  Resources  for
Novaeon, Inc. from March 1999 to July 2000, and served as Regional Director, Human Resources for Time Warner, Inc. from August 1995 to March 1999. Mr. Bissell has seventeen years of executive level experience in various industries.

James A. Habuda was Vice President, OEM Sales for Adaptec/ Distributed Processing Technology (DPT) from September 1988 until March 2000. Mr. Habuda has in excess of twenty years of senior level management and international sales experience.

Jack Jaiven, a certified public accountant, has served as a Vice President of Hilcoast since July 1992 and as a Vice President of Cenvill Recreation, Inc. and various affiliates (real estate management companies) since May 1999. From October 1997 through April 1999, he served as Executive Vice President and Treasurer of Avatar Retirement Communities, Inc., a wholly owned subsidiary of Avatar Holdings, Inc., a NYSE listed real estate development company. Mr. Jaiven previously served as Vice President and Chief Financial Officer of our company from January 1997 until October 1997 and also from July 1989 until June 1991.

M. Thomas Makmann has thirty years of experience where he has held top management positions in various startup and turn-a-round companies in the high tech arena. Mr. Makmann was most recently from October 1999 until June 2000, the President of Hammer Storage Solutions. Previously, he served as Executive Vice President Corporate Business Development for West World Productions from September 1998 until September 1999, and as President and Chief Executive Officer of Shepherd Surveillance from January 1996 until July 1998.

Thomas G. Wrightson held various management positions with Storage Technology Corporation from December 1991 until March 2000, and was most recently Director of Support Services Development and Management. Mr. Wrightson has in excess of twenty-five years of experience in information technology.

                                  SECTION 16(a)

                    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of our common stock have complied with all applicable Section 16(a) filing requirements except as follows (due to administrative oversights): (i) Vice Presidents Jonathan Ash, Thomas G. Wrightson, Joel F. Brody and Craig L. Bissell did not file Initial Statement of Beneficial Ownership of Securities on Form 3 on a timely basis with respect to commencement of their employment on March 20, 2000, March 13, 2000, August 14, 2000, and August 14, 2000, respectively; (ii) Former Vice President David W. Tweed did not file Initial Statement of Beneficial Ownership of Securities on Form 3 on a timely basis with respect to commencement of his employment on March 10, 2000; (iii) Former President and Chief Executive Officer Lawrence F. Steffann did not file Statement of Changes in Beneficial Ownership on Form 4 on a timely basis for 150,000 shares acquired through exercising options and the subsequent sale of 139,900 shares of our common stock during December 1999 in nineteen separate transactions; and (iv) Bernard R. Green did not timely file a Statement of Changes in Beneficial Ownership on Form 4 for 24,000 shares of our common stock sold during January 2000 and for 10,000 shares of our common stock sold during February 2000.

Item 11.  Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2000, 1999 and 1998, the compensation awarded to, earned by or paid to those persons who were, during fiscal 2000, (i) our Chief Executive Officer and (ii) our executive officers whose compensation is required to be disclosed pursuant to the rules of the SEC (collectively referred to as the Named Officers).

                           Summary Compensation Table

                                                                      Securities
                                                                      Underlying
    Name and                  Annual Compensation    All Other Annual   Options/
Principal Position     Year   Salary        Bonus     Compensation      SAR's(#)
------------------    -----  ----------------------- ---------------- ----------
Larry Hemmerich        2000  $297,917(1) $125,000(2)        -          1,250,000
  President and Chief  1999      -            -             -               -
  Executive Officer    1998      -            -             -               -

Lawrence F. Steffann   2000  $ 56,021(3)      -        $864,375(4)          -
  Former President     1999  $253,900         -        $188,750(5)          -
  and Chief Executive  1998  $103,007(6)      -             -            750,000
  Officer

Jonathan Ash           2000  $108,285(7) $ 30,000           -            155,000
  Vice President,      1999      -            -             -               -
    Direct Sales       1998      -            -             -               -

James A. Habuda        2000  $114,231(8)      -        $ 46,500(9)       165,000
  Vice President,      1999      -            -             -               -
    OEM/Channel Sales  1998      -            -             -               -

David W. Tweed         2000  $209,134(10)     -             -            175,000
  Vice President,      1999      -            -             -               -
    Solution Sales     1998      -            -             -               -

Thomas G. Wrightson    2000  $114,231(8)      -        $ 26,046(11)      205,000
  Vice President,      1999      -            -             -               -
    Operations         1998      -            -             -               -

----------
(1) Represents salary received by Mr. Hemmerich commencing January 17, 2000, the first date Mr. Hemmerich became employed by us.
(2) The bonus earned by Mr. Hemmerich for fiscal 2000 has not been paid to him. Instead, Mr. Hemmerich agreed to a promissory note payable dated January 17, 2001, bearing interest at 10% per annum, payable quarterly and maturing thirty days after demand, but no earlier than June 30, 2001. Effective April 12, 2001, Mr. Hemmerich agreed to exchange his note for 125 shares of our Series I Convertible Preferred Stock with a fair value of $125,000 which accrues quarterly dividends at 10% per annum and is convertible into 173,611.25 shares of our common stock.
(3) Represents salary received by Mr. Steffann from January 1, 2000 until January 26, 2000, the date on which he resigned as our President, and includes $27,175 paid to Mr. Steffann as severance compensation.
(4) Represents the dollar value of the difference between the price paid for the purchase of 225,000 shares of our common stock underlying Employee Incentive Stock Options and the fair market value at the dates of purchase ($614,375) and the dollar value of 43,479 shares given to Mr. Steffann as part of his severance compensation ($250,000).
(5) Represents the dollar value of the difference between the price paid for the purchase of 150,000 shares of our common stock underlying Employee Incentive Stock Options and the fair market value at the dates of purchase.
(6) Represents salary received by Mr. Steffann commencing June 1, 1998, the first date Mr. Steffann was employed by us.
(7) Represents salary received by Mr. Ash commencing March 20, 2000, the first date Mr. Ash was employed by us.
(8) Represents salary received by Mr. Habuda and Mr. Wrightson commencing March 13, 2000, the first date Mr. Habuda and Mr. Wrightson became our employees.
     (9) Represents commissions earned by Mr. Habuda.
(10) Represents salary received by Mr. Tweed commencing April 10, 2000, the first date Mr. Tweed was employed by us.
(11) Represents certain relocation expenses paid to Mr. Wrightson in connection with his relocation efforts upon commencement of employment with us.

Employment Agreements

We entered into an employment agreement with Larry Hemmerich, effective January 17, 2000, pursuant to which Mr. Hemmerich was employed as our President, Chief Executive Officer and a director. The agreement provided for the employment of Mr. Hemmerich through January 16, 2002, at an annual base salary of $325,000. The agreement further provided for a $125,000 cash bonus for the first year of employment, and an undetermined bonus in year two based on the achievement of certain performance objectives set by our Board of Directors. Mr. Hemmerich was also granted options to purchase 1,000,000 shares of our common stock at $2.50 per share, with one-third vesting on January 17, 2001, one-third on July 17, 2001 and the remainder on January 17, 2002. Additional terms of the grant provided for the immediate vesting of 500,000 shares under the option should the market price of our common stock reach $9.50 at any time prior to July 17, 2001, and the immediate vesting of all 1,000,000 shares under the option should the market price of our common stock reach $14.50 at any time prior to January 17, 2002. The employment agreement provided that 50% of Mr. Hemmerich's options would vest immediately in the event we terminated his employment without cause (as defined in the agreement). The agreement further provided that if Mr. Hemmerich resigns his employment or we terminate Mr. Hemmerich for cause (as defined in the agreement), he would be entitled to receive his base compensation through the date of resignation or termination. In the case of voluntary resignation, all unexercised options would expire 30 days from the date of resignation and in the case of termination for cause, all of the unexercised options would immediately terminate.

On October 18, 2000, we agreed to extend the term of Mr. Hemmerich's employment agreement to January 16, 2003, and made the following revisions to the original agreement: (i) a bonus of $100,000 to be paid in January 2002 in the event that during 2001 we experience three consecutive quarters of revenue growth of not less than 5% of the previous quarter, or in the event the closing market price of our common stock is equal to or exceeds $5.00 per share on December 31, 2001;
(ii) Mr. Hemmerich was granted an option to purchase an additional 250,000 shares at $2.00 per share with 100% vesting on January 16, 2003; and (iii) in the event of the sale of substantially all of our assets or a change in control of more than 51% of our current ownership, 100% of all options granted would vest immediately.

Effective January 17, 2001, Mr. Hemmerich agreed to accept a promissory note in the amount of $125,000 as payment for the bonus due to him for fiscal 2000, as outlined in his original employment agreement. The note bears interest at 10% per annum, payable quarterly and is due thirty days from demand, but no earlier than June 30, 2001. Effective April 12, 2001, Mr. Hemmerich agreed to exchange his note for 125 shares of our Series I Convertible Preferred Stock with a face value of $125,000, which accrues quarterly dividends at 10% per annum and is convertible into 173,611.25 shares of our common stock.

We entered into an employment agreement with Lawrence F. Steffann, effective as of June 1, 1998, pursuant to which Mr. Steffann was employed as President and Chief Executive Officer. The agreement provided for the employment of Mr. Steffann through June 1, 2001, at an annual base salary of $200,000 (which salary was increased to $250,000 annually effective January 1, 1999), subject to annual increases at the discretion of the Board of Directors. Mr. Steffann was also granted options to purchase 750,000 shares of our common stock at $1.20 per share with 125,000 shares vesting every six months. Effective January 26, 2000, we entered into a termination agreement with Mr. Steffann relating to the termination of his employment. Pursuant to the agreement, we issued 43,479 shares of our common stock to Mr. Steffann and paid him $27,175 in cash.


Option/Stock Appreciation Rights (SAR) Grants

The following table sets forth information regarding options to purchase our common stock granted during fiscal 2000 to the Named Officers pursuant to the 1996 Stock Option Plan (the Plan). No SARs were granted.

                                   Individual Grants
                                 ---------------------
                    Number of    Percent of Total                    Potential Realizable
                    Securities    Options/                             Value at Assumed
                    Underlying     SARs                              Annual Rates of Stock
                    Options/     Granted to  Exercise                Price Appreciation for
                      SARs       Employees   or Base                     Option Term
                     Granted     in Fiscal    Price      Expiration  ----------------------
                       (#)         2000       ($/sh)        Date         5%($)      10%($)
                   ------------  ----------  ---------   ----------  ----------------------
Larry Hemmerich    1,000,000(1)     30%       $2.50       12/29/09   $4,072,237  $6,484,356
                     250,000         7%       $2.00       10/11/10   $  814,447  $1,296,871

Jonathan Ash         125,000         4%       $2.94       04/18/10   $  598,619  $  953,200
                      30,000         1%       $2.00       10/11/10   $   97,734  $  155,625

James A. Habuda      150,000         4%       $2.94       04/18/10   $  718,343  $1,143,840
                      15,000         *        $2.00       10/11/10   $   48,867  $   77,812

David W. Tweed       150,000         4%       $2.94       04/18/10   $  718,343  $1,143,840
                      25,000         1%       $2.00       10/11/10   $   81,445  $  129,687

Thomas G. Wrightson  175,000         5%       $2.94       04/18/10   $  838,066  $1,334,480
                      30,000         1%       $2.00       10/11/10   $   97,734  $  155,625
* Less than 1%

(1) The option granted to Mr. Hemmerich was dated effective December 29, 1999, the date on which the terms of Mr. Hemmerich's employment were agreed to by us and Mr. Hemmerich.


Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning exercised and unexercised stock options held by the Named Officers as of December 31, 2000. No
SARs have been granted or are outstanding.

                          OPTION EXERCISES DURING 2000
                           AND YEAR-END OPTION VALUES

                                                      Number of                Value of Unexercised
                        Shares                  Unexercised Options at        In-the-Money Options at
                       Acquired                 December 31, 2000 (#)         December 31, 2000 ($) (2)
                         on         Value       --------------------------   --------------------------
Name                   Exercise    Realized     Exercisable  Unexercisable   Exercisable  Unexercisable
--------------------   --------   ----------    -----------  -------------   -----------  -------------

Larry Hemmerich          -0-         -0-            -0-        1,250,000         -0-           -0-

Lawrence F. Steffann   225,000    $614,375(1)       -0-            -0-           -0-           -0-

Jonathan Ash             -0-         -0-            -0-          155,000         -0-           -0-

James A. Habuda          -0-         -0-            -0-          165,000         -0-           -0-

David W. Tweed           -0-         -0-            -0-          175,000         -0-           -0-

Thomas G. Wrightson      -0-         -0-            -0-          205,000         -0-           -0-

(1) The closing price for our common stock, as reported by the American Stock Exchange (AMEX) was $3.25 on January 10, 2000, $5.00 on February 4, 2000 and $4.13 on February 24, 2000, the dates on which Mr. Steffann exercised options to purchase 100,000, 50,000 and 75,000 shares, respectively. Value realized is calculated by multiplying (a) the difference between the closing price and the option exercise price of $1.20 by (b) the number of shares of common stock underlying the option.

(2) The closing price for our common stock, as reported by AMEX on December 29, 2000, was $1.25. Since the exercise price exceeds the closing price at year-end, none of the unexercised options were in- the-money at December 31, 2000.

Compensation Committee Interlocks and Insider Participation

Since the Compensation Committee did not meet during fiscal 2000, the entire Board of Directors participated in deliberations concerning compensation paid to our executive officers.

Larry Hemmerich, our President and Chief Executive Officer, is also a member of the Board of Directors.

Michael L. Wise served as our former Vice President and is also a member of the Board of Directors.

Directors Compensation

Our non-employee directors are entitled to receive $1,500 for each directors' meeting attended. With the exception of Larry Hemmerich, none of the current directors are also our employees. In addition, during fiscal 2000, non-employee directors earned annual compensation in the form of monthly management/consulting fees and board fees for services rendered to us in their respective capacities as directors as follows: Roger H. Felberbaum - $15,500, Michael L. Wise - $44,187 (including $26,187 from the purchase of 10,000 shares of our common stock underlying stock options), H. Irwin Levy and Bernard R. Green - $16,500 each.

In January 2000, we paid compensation earned through December 1999, which had previously been deferred as follows: Bernard Green, $17,750; H. Irwin Levy and Michael L. Wise, $17,000 each. Commencing in February 2000, all directors agreed to defer receipt of all compensation earned until certain events occur including obtaining sufficient financing. Mr. Wise's compensation is payable to Yadgim Partners, of which Mr. Wise's wife is a general partner.

Pursuant to our 1996 Stock Option Plan, each non-employee director is automatically granted, effective each anniversary of said director's appointment to the Board, an option to purchase 20,000 shares of common stock at the then fair market value of our common stock.


Item 12.  Security Ownership of Management and Beneficial Owners

The following table sets forth, as of April 20, 2001, information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock,
(ii) each of our directors and Named Officers (iii) all our directors and executive officers as a group.

Name and Address of          Amount and Nature of           Percent of
Beneficial Owner             Beneficial Ownership(1)    Outstanding Shares
--------------------------   -----------------------    ------------------
H. Irwin Levy                     15,889,977 (2)                35.6%
100 Century Blvd.
West Palm Beach, FL 33417

W. David Sykes                     7,488,099 (3)                17.4%
2016 Ocean Front
Del Mar, CA  92014


Sykes Family Trust                 6,676,750                    15.8%
5415 Oberlin Drive
San Diego, CA 92121

Bernard Marden                     6,470,711                    16.5%
1290 S. Ocean Blvd.
Palm Beach, FL  33480

Maurice Halperin                   3,192,444                     9.0%
2500 N. Military Trail
Boca Raton, FL  33431

Michael L. Wise                      646,412 (4)                 1.8%

Bernard R. Green                     341,348                     1.0%

Jonathan Ash                          41,666                        *

Roger H. Felberbaum                   52,500 (5)                    *

James Habuda                          50,000                        *

Larry Hemmerich                      510,986                     1.4%

Jack Jaiven                           60,000 (6)                    *

Lawrence F. Steffann                 245,100 (7)                    *

David W. Tweed                         2,000 (8)                    *

Thomas G. Wrightson                   58,333                        *

All executive officers            17,651,222                    38.8%
 and directors,
 as a group (12 persons)

* Less than 1%
----------
(1) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of common stock shown as beneficially owned by such stockholder. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options, warrants, convertible equity securities or subscription agreements that are exercisable, convertible or obtainable within 60 days of the date hereof: Mr. Levy - 9,093,916 shares; Mr. Sykes - 7,478,999 shares; Sykes Family Trust - 6,676,750 shares; Mr. Marden - 3,682,890 shares; Mr. Wise - 192,000 shares; Mr. Green - 60,000 shares; Mr. Ash - 41,666 shares; Mr. Felberbaum - 20,000 shares; Mr. Habuda - 50,000 shares; Mr. Hemmerich - 510,986 shares; Mr. Jaiven - 45,000 shares; Mr. Steffann - 225,000 shares; Mr. Wrightson - 58,333 shares; and all executive officers and directors as a group - 10,071,901 shares. See "Executive Compensation".
(2)  Includes 335,897 shares owned by a corporation controlled by Mr. Levy.
(3) Includes 6,676,750 shares held by Sykes Family Trust for which Mr. Sykes is a trustee, and 406,583 shares held by Sykes Children's Trust of 1993 over which Mr. Sykes has dispositive power.
(4) Includes 227,410 shares owned by a retirement trust controlled by Mr. Wise. Also includes the following, as to which Mr. Wise disclaims beneficial ownership: 92,602 shares owned by Mr. Wise's spouse, and 50,400 shares owned jointly by Mr. Wise's spouse and his mother.
(5)  Includes 7,500 shares held by Mr. Felberbaum's spouse.
(6)  Includes 15,000 shares held jointly with Mr. Jaiven's spouse.
(7) Effective January 26, 2000, we entered into a termination agreement with Mr. Steffann. Mr. Steffann's beneficial ownership is based on the last Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Steffann in January 2000 for transactions that occurred in December 1999.
(8) Includes 1,000 shares held by Mr. Tweed's spouse for which Mr. Tweed disclaims beneficial ownership. Mr. Tweed's beneficial ownership is based on the last Statement of Changes in Beneficial Ownership on Form 4 filed by Mr. Tweed for transactions that occurred in November 1999. Mr. Tweed's employment with our company was terminated in January 2001.

Item 13.  Certain Relationships and Related Transactions

Loans Made by Directors to Us

  H. Irwin Levy

At December 31, 1999, outstanding borrowings included $1.6 million owed to H. Irwin Levy, which was paid off and satisfied in full in January 2000. Between June and December 2000, Mr. Levy or a company controlled by Mr. Levy (collectively, Mr. Levy) advanced an additional $4.4 million to us. Of these amounts, we repaid $.7 million and satisfied $2 million by issuing 2,000 shares of our Series G Preferred Stock with a face amount of $2 million. At December 31, 2000, outstanding borrowings included $1.7 million due to Mr. Levy, the maximum amount available under a revolving basis with interest at 10% per annum, payable quarterly and scheduled to mature on January 31, 2002. Aggregate interest paid to Mr. Levy during 2000 was $134,000.

Subsequent to December 31, 2000 and through March 27, 2001, Mr. Levy advanced an additional $1.9 million.

Effective April 12, 2001, Mr. Levy agreed to exchange all of his outstanding borrowings ($3.6 million) in addition to his Series G Preferred Stock for 5681.8 shares of our Series I Convertible Preferred Stock with an aggregate face value of $5.7 million (including $132,000 in accrued interest and dividends) which is convertible into 7,891,416 shares of our common stock. The Series I Convertible Preferred Stock accrues dividends quarterly at 10% per annum.

  Larry Hemmerich

Effective January 17, 2001, Mr. Hemmerich agreed to accept a promissory note in the amount of $125,000 as payment for the bonus due to him for fiscal 2000. The note bore interest at 10% per annum, payable quarterly and was due thirty days from demand, but no earlier than June 30, 2001. Effective April 12, 2001, Mr. Hemmerich agreed to exchange his note for 125 shares of our Series I Convertible Preferred Stock with a face value of $125,000, which accrues dividends quarterly at 10% per annum and is convertible into 173,611.25 shares of our common stock.

Loans Made by a Significant Shareholder (Greater than 5%)

From December 31, 2000 and through March 27, 2001, Bernard Marden and a trust controlled by Mr. Marden (collectively, Mr. Marden) loaned us $1.3 million under convertible promissory notes bearing interest at 8% per annum, payable semi-annually and maturing on March 31, 2003. Effective April 12, 2001, Mr. Marden agreed to exchange his notes for 1,262.7 shares of our Series I Convertible Preferred Stock with a fair value of $1.3 million (including $13,000 in accrued interest) which is convertible into 1,753,724 shares of our common stock. The Series I Convertible Preferred Stock accrues dividends quarterly at 10% per annum.

Syko Properties

We currently lease our San Diego corporate office from an entity owned by W. David Sykes, one of our officers until early 2000, and the trustee of a trust that beneficially holds 15.8% of our common stock. We paid this entity approximately $331,000 during fiscal 2000.

Hilcoast Advisory Services, Inc. (Advisor)

Since October 1999, we have been charged $5,000 per month, plus reimbursement of out-of-pocket expenses, from Advisor for certain financial consulting and administrative services provided to us. Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, and Jack Jaiven, our Chief Financial Officer, is an officer of Advisor.

Management believes that the terms of the foregoing transactions described above are fair and reasonable and as favorable to us as could be obtained from unaffiliated third parties.

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

                                  EXHIBIT INDEX
Exhibit
Number                            Description

2.1 Asset Purchase Agreement, dated November 30, 1999, by and among Registrant, nStor Taiwan, Inc., OneofUs Company Limited and certain shareholders of OneofUs (4)

2.2 Merger Agreement, dated August 27, 1999, by and among Registrant, NTI Acquisition Corp. and Andataco, Inc. (9)

2.3 Asset Purchase Agreement, dated January 10, 2000, by and among nStor Corporation, Inc., Borg Adaptive Technologies, Inc., QLogic Acquisition Corporation and QLogic Corporation (6)

3.1  Restated Certificate of Incorporation of Registrant, as amended (5)

3.2  Restated Bylaws of Registrant (12)

4.1  Certificate of Designation of Series H Convertible Preferred Stock (1).

4.2  Certificate of Designation of Series I Convertible Preferred Stock (1).

4.3 Registration Rights Agreement, dated April 12, 2001, between Registrant and certain private investors (1)

4.4  Registration  Rights Agreement between Registrant and WRS Advisors III, LLC
     (1)

4.5 Form of Registration Rights Agreement between Registrant and certain private investors (1)

4.6  Certificate of Designation of Series G Preferred Stock (1)

4.7 Registration Rights Agreement, dated December 29, 2000, between Registrant and H. Irwin Levy (1)

4.8 Registration Rights Agreement between Registrant and Wishmasters, dated May 4, 2000 (3)

4.9  Certificate of Designation of Series D Convertible Preferred Stock (8)

4.10 Certificate of Designation of Series E Convertible Preferred Stock (10)

4.11 Certificate of Designation of Series F Convertible Preferred Stock (10)

4.12 Form of Registration Rights Agreement for Series D Convertible Preferred Stock (8)

4.13 Restated Certificate of Incorporation of Registrant (5)

4.14 By-Laws of Registrant, as amended (12)

4.15 Registration  Rights Agreement,  dated June 8, 1999, between Registrant and
     W. David Sykes (10)

4.16 Form of Registration Rights Agreement, dated June 8, 1999, issued to the purchasers of Series E Convertible Preferred Stock (10)

10.1 Exchange Agreement dated April 12, 2001, between Registrant and H. Irwin Levy (1)

10.2 Exchange Agreement dated April 12, 2001, between Registrant and Sykes Family Trust and Sykes Children's Trust of 1993 (1)

10.3 Exchange Agreement dated April 12, 2001, between Registrant and The Charlotte Marden 1993 Trust, Kenneth Endelson, The Herbert Gimelstob Family Charitable Foundation. Inc., Hilcoast Development Corp., H. Irwin Levy, MLL Corp., Patrice Auld, Bernard Marden, Alan H. Miller and Larry Hemmerich (1)

10.4 Subscription Agreement between Registrant and WRS Advisors III, LLC (1)

10.5 Form of Warrant, between Registrant and certain private investors (1)

10.6 Form of Subscription Agreement, between Registrant and certain private investors (1)

10.7 Warrant to purchase 200,000 shares of common stock issued to H. Irwin Levy, dated December 29, 2000 (1)

10.8 Warrant to purchase 500,000 shares of common stock issued to H. Irwin Levy, dated December 29, 2000 (1)

10.9 Subscription Agreement, dated December 29, 2000, between Registrant and H. Irwin Levy (1)

10.10 Warrant to purchase common stock issued to Wishmasters,  dated May 9, 2000
      (3)

10.11 Warrant to purchase common stock issued to Ladenburg Thalmann, dated May 9, 2000 (3)

10.12 Common Stock Purchase Agreement between Registrant and Wishmasters, dated May 4, 2000 (3)

10.13 Form of Warrant, dated January 26, 1999, issued in connection with Promissory Notes between Registrant and (i) Herbert Gimelstob, for 200,000 shares,(ii) Maurice Halperin, for 200,000 shares, (iii) Patrice Auld, for 100,000 shares and (iv) James P. Marden, for 100,000 shares (11)

10.14 Form of Warrant, dated September 22, 1998, issued in connection with extending certain subordinated notes (aggregate of 1,666,666 shares of which 333,334 remained unexercised at December 31, 2000) (11)

10.15 Warrant, dated June 8, 1999, issued to W. David Sykes (10)

10.16 Form of Warrant, dated June 8, 1999, issued to purchasers of Series E Convertible Preferred Stock (10)

10.17 Form of 8% Convertible Subordinated Promissory Note, between Registrant and certain private investors (1)

10.18 Promissory  Note  for  $1,050,000,   dated  November  15,  2000,   between
      Registrant and MLL Corp. (1)

10.19 Promissory Note for $500,000, dated November 20, 2000, between Registrant and Patrice Auld (1)

10.20 Promissory Note for $650,000, dated December 29, 2000, between Registrant and H. Irwin Levy (1)

10.21 Promissory Note for $600,000, dated January 16, 2001, between Registrant and H. Irwin Levy (1)

10.22 Promissory Note for $125,000, dated January 17, 2001, between Registrant and Larry Hemmerich (1)

10.23 Letter Agreement, dated October 18, 2000, between Registrant and Larry Hemmerich, regarding revisions to Mr. Hemmerich's Employment Agreement (1)

10.24 Assumption and Amendment Agreement, dated September 14, 2000, between Registrant and Wells Fargo Credit, Inc. (2)

10.25 Third Amended and Restated Line of Credit Note between Registrant and Wells Fargo Credit, Inc., dated September 14, 2000 (2)

10.26 Continuing Guaranty between Registrant and Wells Fargo Credit, Inc. (2)

10.27 Promissory Note, dated July 31, 2000, between Registrant and H. Irwin Levy in the amount of $2,500,000 (2)

10.28 Promissory Note, dated October 11, 2000, between Registrant and H. Irwin Levy in the amount of $2,550,000 (2)

10.29 Promissory Note, dated October 11, 2000, between Registrant and MLL Corp. in the amount of $750,000 (2)

10.30 Revised Employment Agreement between Registrant and Larry Hemmerich, President and Chief Executive Officer of Registrant (2)

10.31 Escrow Agreement among Registrant, Wishmasters and Epstein, Becker & Green, P.C., dated May 4, 2000 (3)

10.32 Form of Employment Agreement between Registrant and Johan Olstenius, Stuart Campbell and Fahim Ahmed in connection with the acquisition of the assets of OneofUs Company Limited (4)

10.33 Employment Agreement dated January 17, 2000, between Registrant and Larry Hemmerich (4)

10.34 1996 Stock Option Plan, dated October 5, 1996 (12)

10.35 Software License   Agreement,   dated  January  10,  2000,  between  nStor
      Corporation, Inc. and QLogic Acquisition Corporation (6)

10.36 Amendment to Registrant's 1996 Stock Option Plan (7)

21   Subsidiaries of Registrant (1)

---------

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

9) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K, dated and filed November 5, 1999.

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

                            nSTOR TECHNOLOGIES, INC.

                            By:  /s/ Larry Hemmerich
                               ---------------------------
                               Larry Hemmerich,
                               President, Chief Executive
                               Officer and Director

Dated:  April 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 26, 2001        /s/    Larry Hemmerich
                      ---------------------------------
                      Larry Hemmerich, President, Chief
                      Executive Officer and Director

April 26, 2001        /s/    Jack Jaiven
                      --------------------------------------------
                      Jack Jaiven, Principal Financial Officer and
                      Principal Accounting Officer

April 26, 2001        /s/    Roger H. Felberbaum
                      -----------------------------
                      Roger H. Felberbaum, Director

April 26, 2001        /s/    Bernard R. Green
                      --------------------------
                      Bernard R. Green, Director

April 26, 2001        /s/    H. Irwin Levy
                      -----------------------
                      H. Irwin Levy, Director

April 26, 2001        /s/    Michael L. Wise
                      -------------------------
                      Michael L. Wise, Director