Form 10-Q
period 2001-03-31
NSTOR TECHNOLOGIES INC
filed 2001-05-21
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 X  QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ___________ to ______________


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


                               10140 Mesa Rim Road
                           San Diego, California 92121
                           ---------------------------
                    (Address of principal executive offices)

                                 (858) 453-9191
                                 --------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of April 30, 2001: 35,478,489
                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                           Page
                                                          Number

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31,
       2001 and December 31, 2000                           3
     Consolidated Statements of Operations
       for the three months ended March 31,
       2001 and 2000                                        4
     Consolidated Statement of Stockholders'
       Deficit for the three months ended
       March 31, 2001                                       5
     Consolidated Statements of Cash Flows
       for the three months ended March 31,
       2001 and 2000                                        6-7
     Notes to Consolidated Financial Statements             8-13

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    14-18

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                19


Part II.  OTHER INFORMATION

   Item 1.     Not Applicable                               19

   Item 2.     Recent Sales of Unregistered Securities
               and Use of Proceeds                          19

   Item 3. - Item 5  Not Applicable                         19

   Item 6.     Exhibits and Reports on Form 8-K             19


SIGNATURE                                                   20

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)
                                                        Mar. 31,     Dec. 31,
                                                           2001        2000
             ASSETS                                     ---------   ---------
Current assets:
  Cash and cash equivalents                              $   914     $    37
  Accounts receivable, net of $308 and $402
    allowance for doubtful accounts                        3,967       4,395
  Inventories                                              4,583       5,174
  Prepaid expenses and other                               1,213       1,278
                                                         -------     -------
     Total current assets                                 10,677      10,884

Property and equipment, net of $4,809 and
  $4,583 accumulated depreciation                          2,114       2,384
Goodwill, net of $500 and $400
  accumulated amortization                                 2,297       2,397
Other assets                                                   4          57
                                                         -------     -------
                                                         $15,092     $15,722
                                                         =======     =======
             LIABILITIES
Current liabilities:
  Bank line of credit                                    $ 3,816     $ 4,086
  Other short-term loans, including
      $2,358 due to directors, net of discount             2,858           -
  Deferred revenue                                         2,218       2,400
  Accounts payable and other                               8,411       9,504
                                                         -------     -------
     Total current liabilities                            17,303      15,990

Long-term debt, including $1,150 and
      $1,658 due to director, net of discount              8,549       7,258
                                                         -------     -------
     Total liabilities                                    25,852      23,248
                                                         -------     -------

             STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par; 1,000,000 shares
  authorized,  in order of preference:
   Convertible  (except Series G) Preferred
   Stock (aggregate  liquidation  value
   $1,000 per share) issued and outstanding
   at March 31, 2001 and December 31, 2000 -
   Series F, 722 shares;  Series D,
   2,000 shares; Series E, 3,500 shares;
   Series G, 2000 shares                                       -           -
Common stock, $.05 par; shares authorized 75,000,000;
  shares issued and outstanding, 35,478,489 at
  March 31, 2001 and December 31, 2000                     1,773       1,773
Additional paid-in capital                                71,925      71,529
Deficit                                                  (84,458)    (80,828)
                                                         -------     -------
     Total stockholders' deficit                         (10,760)     (7,526)
                                                         -------     -------
                                                         $15,092     $15,722
                                                         =======     =======

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                   Three Months
                                                  Ended March 31,
                                                --------------------
                                                  2001       2000
                                                    (unaudited)
                                                ---------  ---------

Sales                                            $ 6,218    $12,540
Cost of sales                                      4,505      8,969
                                                 -------    -------
     Gross profit                                  1,713      3,571
                                                 -------    -------
Operating expenses:
  Selling, general and administrative              3,308      4,497
  Research and development                         1,079        616
  Depreciation and amortization                      483      1,116
                                                 -------    -------
     Total operating expenses                      4,870      6,229
                                                 -------    -------
     Loss from operations                         (3,157)    (2,658)

Gain on sale of assets of Borg Adaptive
  Technologies (Note 5)                                -      5,575
Interest and other income                             38         31
Interest expense                                    (326)      (298)
                                                 -------    -------
Net (loss) income                                 (3,445)     2,650

Preferred stock dividends                           (185)      (211)
                                                 -------    -------
Net (loss) income available to
  common stockholders                           ($ 3,630)   $ 2,439
                                                 =======    =======
Net (loss) income per share:

  Basic                                         ($   .10)   $   .08
                                                 =======    =======
  Dilutive                                      ($   .10)   $   .07
                                                 =======    =======

Shares used in computing net income (loss) per share:

  Basic                                       35,478,489 29,556,462
                                              ========== ==========
  Dilutive                                    35,478,489 40,118,016
                                              ========== ==========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (dollars in thousands)

                                       Preferred     Addi-
                      Common Stock       Stock       tional
                   ----------------- -------------  Paid-In
                     Shares   Amount Shares Amount  Capital   Deficit    Total
                   ---------- ------ ------ ------  -------  ---------  --------

Balances, December

 31, 2000          35,478,489 $1,773  8,222   $ -   $71,529  ($80,828)  ($7,526)

Common stock
  warrants issued
  in connection
  with borrowings                                       396                 396

Preferred stock
 dividends                                                       (185)     (185)

Net loss for the
 three months ended
 March 31, 2001                                                (3,445)   (3,445)
                   ---------- ------ ------ ------  -------  --------- ---------
Balances, March 31,
 2001 (unaudited)  35,478,489 $1,773 8,222  $   -   $71,925  ($84,458) ($10,760)
                   ========== ====== ====== ======  =======  ========= =========


                 See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                              Three Months
                                                             Ended March 31,
                                                          --------------------
                                                            2001       2000
                                                              (unaudited)
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                       ($ 3,445)  $  2,650
  Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
      Gain on sale of assets of Borg Adaptive
        Technologies                                            -      (5,575)
      Gain on disposal of assets                               (34)        -
      Depreciation                                             383        473
      Amortization of goodwill                                 100        643
      Amortization of deferred financing costs                  28         -
      Provision for losses on accounts receivable               -          15
      Changes in assets and liabilities (net of effects
        from acquisition):
        Decrease (increase) in accounts receivable             428       (337)
        Decrease (increase) in inventories                     928       (273)
        Decrease in prepaid expenses and other                 118        205
        Decrease in accounts payable and other              (1,612)    (1,978)
                                                           --------   --------
Net cash used in operating activities                       (3,106)    (4,177)
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of
    Borg Adaptive Technologies                                  -       7,013
  Cash paid for acquisition                                     -         (68)
  Additions to property and equipment                          (79)      (148)
                                                           --------   --------
Net cash (used in) provided by investing activities            (79)     6,797
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on bank line of credit          (270)        89
  Additions to other borrowings                              4,392         -
  Repayment on other borrowings                                 -      (1,585)
  Proceeds from exercise of stock options and warrants          -       1,096
  Cash paid for preferred stock dividends                      (60)      (258)
                                                           --------   --------
Net cash provided by (used in) financing activities          4,062       (658)
                                                           --------   --------
Net increase in unrestricted cash and cash
  equivalents during the period                                877      1,962

Unrestricted cash and cash equivalents at the
  beginning of the period                                       37        650
                                                          ---------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                       $    914   $  2,612
                                                          =========   ========
                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                             Three Months
                                                            Ended March 31,
                                                          -------------------
                                                            2001       2000
                                                              (unaudited)
                                                          --------   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                              $   225     $   279
                                                          =======     =======

NON-CASH INVESTING ACTIVITIES:
  Acquisition:
   Fair value of assets acquired                          $    -      $ 2,944
   Liabilities assumed or incurred                             -         (276)
   Common stock issued                                         -       (2,600)
                                                          -------     -------
   Cash paid                                              $    -      $    68
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

        Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, and $3.4 million for the quarter ended March 31, 2001. In addition, the Company has negative working capital and a shareholders' deficit at March 31, 2001. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In early 2000, in an effort to bring the Company to profitability, the Company successfully recruited a new executive management team. During most of 2000, the management team formulated and implemented its current product strategy centered around its NexStor 2U line of SAN-ready storage solutions. This strategy included the transition from the Company's older technology legacy products to the newer technology solutions, which the Company began shipping in the third quarter of 2000. During the second half of the year and the first quarter of 2001, the decline in revenues of the Company's older products exceeded the increase in sales of its newer technology solutions, which contributed to the Company's operating losses.

However, the Company has recently experienced growth in its indirect customer channel base (original equipment manufacturers (OEM's), value added resellers
(VARs) and system integrators). Since October 2000, the Company has entered into various agreements with domestic and international OEM's, VARs and system integrators and has received indications of approval from a number of other indirect customers. In 2000, indirect sales represented a small percentage of the Company's total sales revenues. In an effort to capitalize on this growth trend and simultaneously reduce operating costs, the Company recently has shifted its sales and marketing strategy to provide an emphasis on the Company's indirect sales function. As part of this strategy, since January 2001, the Company has reduced its direct sales personnel and related costs, and has begun to focus its direct sales team to certain designated markets. The Company's operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.

Historically, the Company has been successful in securing significant amounts of equity and debt financing to support its operating deficits. Since late 1997 and through May 16, 2001, the Company obtained net cash proceeds of $36.4 million from private investors, including $4.7 million since December 31, 2000. Of these amounts, $12.5 million was received from H. Irwin Levy, the Company's Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy). Additional cash of approximately $7 million was obtained during January 2000 when the Company sold substantially all the assets of its wholly-owned subsidiary, Borg Adaptive Technologies, Inc. (see Note 5 to Consolidated Financial Statements).

Effective April 12, 2001, holders of all our non-bank notes payable totaling $11.9 million (including $110,000 in accrued interest) on that date, exchanged their notes for convertible preferred stock with a stated value of $11.9 million (see Note 3 to Consolidated Financial Statements). Accordingly, as of that date, the Company's shareholder's equity increased by $11.9 million and the only outstanding debt, other than trade payables and other operating liabilities, consisted of the Compnay's revolving bank asset based credit facility.

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

        Business

The Company is engaged as a manufacturer and supplier of highly intergrated, high-density storage solutions for computing operations that support multiple operating platforms, including Windows NT, Windows 2000, Solaris, Linux, SGI and MAC. Designed for storage intensive environments such as the Internet or other mission-critical applications, the Company's products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer System Interface) and SCSI architectures.

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


        Reclassifications

Certain items in the consolidated financial statements as of March 31, 2000 have
been   reclassified   to   conform   with  the   current   presentation.   These
reclassifications had no impact on operating results previously reported.

        Net Income (Loss) Per Common Share ("EPS")

Basic EPS is calculated by dividing the net income (loss) available to common stock by the weighted average number of shares outstanding during the period. Diluted EPS includes the effect of potentially dilutive securities. During the three months ended March 31, 2001, the effect of including potentially dilutive securities would have been antidilutive. Accordingly, basic and dilutive EPS for that period are the same. The calculation of diluted EPS for the three months ended March 31, 2000 follows (in thousands except per share data):

Net income available to common stock                         $      2,439
Preferred stock dividends                                             211
                                                              -----------
Net income available to common stock
  plus assumed conversions, diluted                          $      2,650
                                                              ===========

Weighted average shares                                            29,556
Weighted common stock equivalents                                  10,562
                                                              -----------
Total weighted average shares, diluted                             40,118
                                                              ===========

Net income per share, diluted                                 $       .07
                                                              ===========

As of April 30, 2001, outstanding potentially dilutive securities consisted of (in thousands):

     Convertible preferred stock                                   23,118
     Stock options                                                  4,262
     Warrants                                                       2,679
                                                               ----------
     Total                                                         30,059
                                                               ==========

(2)  GOODWILL

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and amortized under the straight line method over seven years. Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts. During the fourth quarter of 2000, the Company recorded a write-down of goodwill of $12 million, which was determined to have been impaired because of the Company's projected inability to generate sufficient future operating income from the assets acquired in a 1999 acquisition. At March 31, 2001, unamortized goodwill of $2.3 million was not considered to be impaired. Amortization of goodwill amounted to $100,000 and $643,000 for the three months ended March 31, 2001 and 2000, respectively.


(3)  BORROWINGS

  Revolving Credit Facility (Bank Line of Credit)

The Company's Bank Line of Credit provided for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined, bore interest at prime (8% at March 31, 2001) plus 1.5%, was scheduled to mature in April 2002 and was collateralized by substantially all of the Company's assets. The Bank Line of Credit also provided for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, the Company had not been in compliance with the minimum net worth and net income requirements and was in technical default under the compliance provisions of the Bank Line of Credit.

In May 2001, the lender has verbally agreed, in principle, to waive the default and the Company agreed with the lender to amend certain terms of the Bank Line of Credit, including a reduction in the maximum availability to $5 million, new minimum net worth and net income covenants, and an increase in the interest rate to prime plus 2.5%.In addition, the amount of borrowings based on inventory was reduced to the lesser of $1.25 million or 22% of eligible inventory, as defined. All other significant provisions of the Bank Line of Credit are expected to remain the same. The Company is in discussions with the lender to finalize this amendment.

As of March 31, 2001, the outstanding balance of the Bank Line of Credit was $3.8 million and an additional $333,000 was available based on eligible collateral.

    Other Borrowings

At March 31, 2001, the Company's other borrowings consisted of $11.4 million (net of $369,000 unamortized discount) with interest ranging from 8%-10% per annum, including $3.4 million (net of $167,000 unamortized discount) due to Mr. Levy. Of this amount, $2.9 million was scheduled to mature by January 2002 and was classified as current on the accompanying consolidated balance sheet, and $8.5 million was scheduled to mature in 2003 and 2004 and classified as long-term.

Included in the long-term notes was $3.8 million issued during the first quarter of 2001, which was convertible into the Company's common stock at $1.00 per share. In connection with these notes, the Company issued warrants to purchase an aggregate of 937,500 shares (including 312,500 shares to Mr. Levy) of the Company's common stock at $1.20 per share, exercisable at issuance and expiring on March 31, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the date of issuance at an aggregate of $309,000 and were recorded as a discount to the notes.

Effective April 12, 2001, holders of all the Company's non-bank notes payable totaling $11.9 million (including $110,000 in accrued interest) exchanged their notes (the "Exchange") for Series H and Series I Convertible Preferred Stock (see Note 4 to Consolidated Financial Statements) with a stated value of $11.9 million (including $3.6 million held by Mr. Levy). Accordingly, as of that date, the Company's shareholder's equity increased by $11.9 million.

As of March 31, 2001, approximately $28,000 of discount was amortized to interest expense.


(4)  PREFERRED STOCK

At March 31, 2001, the Company had four classes of preferred stock (Series D, E, F and G) with an aggregate stated value of $8.2 million. Series D preferred stock, with an aggregate stated value of $2 million at March 31, 2001, accrues dividends at 8% per annum, payable quarterly, is convertible by the holder at any time into an aggregate of 2,000,000 shares of the Company's common stock, based on a conversion price of $1 per share, and has an automatic conversion feature in which each share not converted by October 2001 is automatically converted into common stock. Series E and F preferred stock, with an aggregate stated value of $4.2 million (including $1.5 million held by Mr. Levy) at March 31, 2001, accrues dividends at 9% through June 7, 2001 and 10% thereafter, and is convertible by the holder at any time into an aggregate of 1,407,000 shares (including 500,000 shares as to Mr. Levy) of the Company's common stock, based on a conversion price of $3 per share. Series G preferred stock, with an aggregate stated value of $2 million at March 31, 2001 (held by Mr. Levy), accrued dividends at 10%, payable quarterly and was redeemable at the Company's option. Attached to the Series G Preferred Stock was a Warrant to purchase 500,000 shares of the Company's common stock at $1.50 per share, exercisable from July 1, 2001 through December 31, 2003 (the Warrant). The Warrant provided that if any portion of the Series G Preferred Stock was redeemed by the Company prior to June 30, 2001, a corresponding pro-rata portion of the Warrant would be cancelled. Effective April 12, 2001, Mr. Levy exchanged the Series G Preferred Stock and the Warrant for Series I Convertible Preferred Stock with a stated value of $2.1 million (including $57,000 of accrued dividends).

The Series H and I Convertible Preferred Stock, issued in April 2001, accrue dividends at 10% per annum, payable quarterly, and are convertible by the holder into shares of the Company's common stock based on a fixed conversion price of $.72 per share, the closing market price on the date prior to the Exchange (see
Note 3 to Consolidated Financial Statements).

(5)  GAIN ON SALE OF ASSETS OF BORG ADAPTIVE TECHNOLOGIES

On January 10, 2000, the Company sold substantially all of the assets of Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7 million cash (the Borg
Sale). The net book value of assets sold totaled $.6 million and included all of the intellectual property rights relating to the Company's Adaptive RAID (Redundant Array of Independent Disks) technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements, subject to the right of the Company to the use of all intellectual property for its own use. In connection with the Borg Sale, the Company recorded transaction costs of $.5 million and a gain of $5.6 million, which is net of compensation expense of $.8 million resulting from modifications to certain stock options and warrants.


(6)  INCOME TAXES

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

As of December 31, 2000, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $41 million and for California tax purposes of approximately $8.3 million expiring from 2012 through 2020 and 2001 through 2005, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.2 million, which expire from 2002 through 2018 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 2000, which may be used indefinitely to reduce regular federal income taxes.

The usage of approximately $7.2 million of the federal NOL carryforwards and approximately $2 million of the California NOL carryforwards is limited annually to approximately $.4 million due to an acquisition, which caused a change in ownership for income tax purposes.

At March 31, 2001 and December 31, 2000, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL carryforwards will not be realized based on recent operating results. Accordingly, no income tax provision was required on the Company's pre-tax income for the three months ended March 31, 2000.

(7)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions. During the three months ended March 31, 2001, no single customer accounted for more than 10% of the Company's sales. During the three months ended March 31, 2000, one customer accounted for 11.4% of the Company's sales. Sales to geographic areas other than the United States have not been significant.

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


Overview

We are a manufacturer and supplier of highly integrated enterprise-class storage solutions for computing operations, including external RAID (Redundant Array of Independent Disks) solutions, a complete set of SCSI (Small Computer Systems Interface), tape backup and advanced storage management software solutions. Our product line supports a variety of operating platforms, including Windows NT and Windows 2000, Solaris, Linux SGI and MAC.


Three Months Ended March 31, 2001 vs. March 31, 2000

We incurred a net loss of $3.4 million for the three months ended March 31, 2001 as compared to net income of $2.7 million for the corresponding quarter in 2000. The 2000 quarter included a $5.6 million gain on the Borg Sale(see Note 5 to Consolidated Financial Statements).

Sales

Net sales for the three months ended March 31, 2001 were $6.2 million as compared to $12.5 million for the three months ended March 31, 2000. The decrease reflects the transition from our older technology legacy products to our newer technology solutions centered around our new NexStor 2U (3.5 inch high) storage enclosures and RAID systems as well as the recent economic downturn which has caused customer delays in purchasing technology and other equipment.

During the quarter ended March 31, 2001, our revenues consisted of $3.9 million in direct sales to end users, $1.4 million in indirect sales to OEMs, value-added resellers (VARs) and other channel business and $.9 million in service revenues. We have recently experienced significant growth in our indirect customer base and since October 2000, have entered into various agreements with domestic and international OEM's and resellers. We expect further expansion of our indirect business, which we anticipate will provide a significant new source of revenues. In order to take advantage of the opportunities available in the indirect business channels, we have recently shifted our sales and marketing strategy to provide greater technical, marketing and sales support to our indirect sales function. As part of this strategy, since January 2001 we have reduced our direct sales personnel and related costs, and have begun to refocus our direct sales team to designated markets as well as existing large customers. We expect this shift to continue during the second quarter of 2001.

Cost of Sales/Gross Margins

Gross margins decreased to 27.5% for the three months ended March 31, 2001 as compared to 28.5% for the quarter ended March 31, 2000. The decrease in gross margin percentage was primarily due to economies of scale attributable to the level of fixed costs inherent in our operations coupled with significantly lower sales revenues. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

Operating Expenses

        Selling, General and Administrative

Selling, general and administrative expenses were $3.3 million and $4.5 million for the three months ended March 31, 2001 and 2000, respectively, a decrease of $1.2 million. Significant components of this reduction include a $.4 million decrease in selling and marketing costs, primarily as a result of reduced sales levels and the January 2001 reduction in our overall workforce as part of the restructuring of our sales and marketing efforts discussed under "Sales", $.5 million in general and administrative costs, and $.3 million of operational costs incurred during the first quarter of 2000 associated with our Lake Mary operations prior to relocating those operations to San Diego.

        Research and Development

Research and development expenses were $1.1 million for the three months ended March 31, 2001 and $.6 million for the three months ended March 31, 2000. The increase was attributable to costs incurred as a result of the continuing development of our NexStor product line. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

        Depreciation and Amortization

Depreciation and amortization was $.5 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively. The decrease was due to reduced amortization resulting from the fourth quarter 2000 write-down of $12 million of goodwill which was determined to have been impaired because of our projected inability to generate sufficient future operating income from the assets acquired in a 1999 acquisition.

        Interest Expense

Interest expense for both the three months ended March 31, 2001 and 2000 was $.3 million.

        Preferred Stock Dividends

Preferred stock dividends for both the three months ended March 31, 2001 and March 2000 were $.2 million. We expect preferred stock dividends to increase in future periods due to the April 12, 2001 exchange of $11.9 million of convertible notes payable for a similar amount of Series H and Series I Convertible Preferred Stock, which accrues dividends at 10% per annum.


                         Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, and $3.4 million for the quarter ended March 31, 2001. In addition, we have negative working capital and a shareholders' deficit at March 31, 2001. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

In early 2000, in an effort to bring us to profitability, we successfully recruited a new executive management team. During most of 2000, the management team formulated and implemented our current product strategy centered around our NexStor 2U line of SAN-ready storage solutions. This strategy included the transition from our older technology legacy products to the newer technology solutions, which we began shipping in the third quarter of 2000. During the second half of the year and the first quarter of 2001, the decline in revenues of our older products exceeded the increase in sales of our newer technology solutions, which contributed to our operating losses.

However, we have recently experienced growth in our indirect customer channel base (original equipment manufacturers (OEM's), value added resellers (VARs) and system integrators). Since October 2000, we have entered into various agreements with domestic and international OEM's, VARs and system integrators and have received indications of approval from a number of other indirect customers. In 2000, indirect sales represented a small percentage of our total sales revenues. In an effort to capitalize on this growth trend and simultaneously reduce operating costs, we have recently shifted our sales and marketing strategy to provide an emphasis on our indirect sales function. As part of this strategy, since January 2001, we have reduced our direct sales personnel and related costs, and have begun to focus our direct sales team to certain designated markets. Our operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.

Consolidated Statements of Cash Flows

        Operating Activities

Net cash used by operating activities amounted to $3.1 million and $4.2 million for the three months ended March 31, 2001 and 2000, respectively. These amounts included losses from operations (before changes in assets and liabilities) of $3 million and $1.8 million, respectively. During the 2001 quarter, cash provided by the net reduction in inventory of $.9 million was offset by a $1.6 million reduction of accounts payable and other liabilities. During the 2000 quarter, we used $2 million in cash, principally from the Borg Sale, to reduce accounts payable and other liabilities.

        Investing Activities

Net cash used by investing activities was $.1 million for the three months ended March 31, 2001, as compared to $6.8 million net cash provided in 2000 principally from the Borg Sale.

        Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2001 was $4.1 million primarily consisting of $4.4 million of financing from private investors, partially offset by a $.3 million reduction in our Bank Line of Credit. Net cash used for the three months ended March 31, 2000 amounted to $.7 million and primarily consisted of the repayment of $1.6 million of borrowings from Mr. Levy, partially offset by $1.1 million from the exercise of stock options and warrants.

Bank Line of Credit

Our Bank Line of Credit provided for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.75 million or 23% of eligible inventory, as defined, bore interest at prime (8% at March 31, 2001) plus 1.5%, was scheduled to mature in April 2002 and was collateralized by substantially all of our assets. The Bank Line of Credit also provided for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, we had not been in compliance with the minimum net worth and net income requirements and were in technical default under the compliance provisions of the Bank Line of Credit.

In May 2001, the lender has verbally agreed, in principle, to waive the default and we agreed with the lender to amend certain terms of the Bank Line of Credit, including a reduction in the maximum availability to $5 million, new minimum net worth and net income covenants, and an increase in the interest rate to prime plus 2.5%. In addition, the amount of borrowings based on inventory was reduced to the lesser of $1.25 million or 22% of eligible inventory, as defined. All other significant provisions of the Bank Line of Credit are expected to remain the same. We are currently in discussions with the lender to finalize this amendment.

As of March 31, 2001, the outstanding balance of the Bank Line of Credit was $3.8 million and an additional $333,000 was available based on eligible collateral.

Financing Activities with Private Investors

Since late 1997 through May 16, 2001, we have obtained net cash proceeds of $36.4 million from private investors, including $12.5 million from Mr. Levy. Of this amount, $4.7 million was received since December 31, 2000, including $2 million from Mr. Levy.

Effective April 12, 2001, holders of all of our non-bank notes payable totaling $11.9 million (including $110,000 in accrued interest) exchanged their notes for Series H and Series I Convertible Preferred Stock with a stated value of $11.9 million, including $3.6 million held by Mr. Levy (see Note 4 to Consolidated Financial Statements). Accordingly, as of that date, our only outstanding debt, other than trade payables and other operating liabilities, consisted of our Bank Line of Credit, and our shareholder's equity increased by $11.9 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate Bank Line of Credit ($3.8 million outstanding balance at March 31, 2001). Therefore, we are subject to a certain amount of risk arising from increases to the prime rate.


Part II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 20, 2001, a former supplier filed a Complaint against us in the Eighteenth Judicial Circuit of Brevard County, Florida. The Complaint alleges that we owe the plaintiff approximately $526,000 plus interest principally in connection with orders cancelled in 1999. On April 16, 2001, we filed a Motion to Dismiss. We believe that the Complaint is without merit and that the outcome will no have a material adverse effect on our operations.

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

During the three months ended March 31, 2001 we borrowed $3.8 million (including $1.3 million from Mr. Levy) under convertible notes that were convertible into our common stock at $1.00 per share. In connection with these notes, we issued warrants to purchase an aggregate of 937,000 shares (including 312,500 shares to Mr. levy) of our common stock at $1.20 per share, exercisable at issuance and expiring on March 31, 2004. Effective April 12, 2001, the notes were exchanged for our Series I Convertible Preferred Stock.

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


                            nSTOR TECHNOLOGIES, INC.
                                  (Registrant)

May 18, 2001                /s/  Jack Jaiven
                          ----------------------------------------------
                          Jack Jaiven, Principal Financial and Principal Accounting Officer