Form 10-Q
period 2001-06-30
NSTOR TECHNOLOGIES INC
filed 2001-08-17
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of July 31, 2001: 35,719,022
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS





PART I.        FINANCIAL INFORMATION
                                                                            Page
                                                                          Number
                                                                          ------
  Item 1.      Financial Statements

        Consolidated Balance Sheets as of June 30,
          2001 (Unaudited) and December 31, 2000 ..........................    3
        Consolidated Statements of Operations
          (Unaudited) for the three and six months
          ended June 30, 2001 and 2000 ....................................    4
        Consolidated Statement of Stockholders'
          Deficit (Unaudited) for the six months
          ended June 30, 2001 .............................................    5
        Consolidated Statements of Cash Flows
          (Unaudited) for the six months ended
          June 30, 2001 and 2000 ..........................................  6-7
        Notes to Consolidated Financial Statements
          (Unaudited) ..................................................... 8-13


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................13-18


  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk ....................................................   18


Part II.  OTHER INFORMATION ...............................................18-20


SIGNATURE .................................................................   21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                           June 30,
                                                              2001      Dec. 31,
         ASSETS                                           (unaudited)     2000
         ------                                           -----------   --------
Current assets:
  Cash and cash equivalents ........................       $   151       $    37
  Accounts receivable, net of $300 and $402 in
    allowance for doubtful accounts.................         3,241         4,395
  Inventories ......................................         4,715         5,174
  Prepaid expenses and other .......................           993         1,278
                                                           -------       -------
     Total current assets ..........................         9,100        10,884

Property and equipment, net of $5,077 and
  $4,583 in accumulated depreciation ...............         1,841         2,384
Goodwill, net of $601 and $400 in
   accumulated amortization ........................         2,196         2,397
Other assets .......................................            45            57
                                                           -------       -------
                                                           $13,182       $15,722
         LIABILITIES                                       =======       =======
         -----------
Current liabilities:
  Bank line of credit ..............................       $ 3,122       $ 4,086
  Other borrowings .................................         1,250          --
  Deferred revenue .................................         1,913         2,400
  Accounts payable and other .......................         9,596         9,504
                                                           -------       -------
     Total current liabilities .....................        15,881        15,990

Long-term debt .....................................          --           7,258
                                                           -------       -------
     Total liabilities .............................        15,881        23,248
                                                           -------       -------
         STOCKHOLDERS' DEFICIT
        ---------------------
Preferred stock, $.01 par; 1,000,000 shares authorized,
 in order of preference:
  Convertible (except for Series G) preferred stock
   (aggregate liquidation value $1,000 per share)
   issued and  outstanding  at June 30, 2001 and
   December 31, 2000,  respectively  - Series  H,
   5,100  and 0  shares;  Series F, 0 and 722
   shares; Series I, 9,092 and 0 shares; Series D,
   2,000 shares; Series E, 3,500 shares; and Series
   G, 0 and 2,000 shares ...........................              -            -
Common stock, $.05 par; 75,000,000 shares authorized;
 35,719,022 and 35,478,489 shares issued and outstanding
 at June 30, 2001 and December 31, 2000, respectively         1,785        1,773
Additional paid-in capital .........................         84,298       71,529
Deficit ............................................        (88,782)    (80,828)
                                                            -------      -------
     Total stockholders' deficit ...................         (2,699)     (7,526)
                                                            -------      -------
                                                            $13,182      $15,722
                                                            =======      =======

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                               --------------------    --------------------
                                                  2001      2000         2001        2000
                                                   (unaudited)             (unaudited)
                                               --------    --------    --------    --------
Sales ......................................   $  3,953    $ 10,865    $ 10,171    $ 23,405
Cost of sales ..............................      3,050       7,569       7,555      16,538
                                               --------    --------    --------    --------
     Gross profit ..........................        903       3,296       2,616       6,867
                                               --------    --------    --------    --------
Operating expenses:
  Selling, general and administrative ......      2,808       4,186       6,116       8,683
  Research and development .................        892         894       1,971       1,510
  Depreciation and amortization ............        368       1,146         851       2,262
                                               --------    --------    --------    --------
     Total operating expenses ..............      4,068       6,226       8,938      12,455
                                               --------    --------    --------    --------
     Operating loss ........................     (3,165)     (2,930)     (6,322)     (5,588)

Gain on sale of assets of Borg
  Adaptive Technologies (Note 5) ...........       --          --          --         5,575
Other (expense) income, net ................        (25)        350          13         381
Interest expense ...........................       (328)       (316)       (654)       (614)
                                               --------    --------    --------    --------
Net loss before preferred dividends
  and extraordinary loss ...................     (3,518)     (2,896)     (6,963)       (246)

Extraordinary loss from debt
  extinguishment (net of tax of $0) ........       (362)       --          (362)       --
                                               --------    --------    --------    --------
Net Loss ...................................     (3,880)     (2,896)     (7,325)       (246)

Preferred stock dividends ..................       (444)       (192)       (629)       (403)
                                               --------    --------    --------    --------
Net loss applicable to common stock ........   ($ 4,324)   ($ 3,088)   ($ 7,954)   ($   649)
                                               ========    ========    ========    ========

Basic and diluted net loss per common share:

Loss before extraordinary loss .............   ($   .11)   ($   .10)   ($   .21)   ($   .02)
  Extraordinary loss .......................   (    .01)           -   (    .01)          -
                                               --------    --------    --------    --------
Net loss per common share                      ($   .12)   ($   .10)   ($   .22)   ($   .02)
                                               ========    ========    ========    ========

Weighted average number of common shares
  used in per share computation, basic
  and diluted .............................   35,597,434  31,651,435  35,538,290  30,603,864
                                              ==========  ==========  ==========  ==========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (dollars in thousands)

                                                                  Preferred       Addi-
                                        Common Stock                Stock         tional
                                   ----------------------     -----------------   Paid-In
                                     Shares       Amount      Shares    Amount    Capital      Deficit        Total
                                   ----------     -------     ------    -------   -------     ---------     ---------
Balances, December
 31, 2000 ......................   35,478,489     $ 1,773     8,222     $   -     $71,529     ($80,828)     ($ 7,526)

Issuance of Convertible
  Preferred Stock:
   Series I in exchange for
    Series G ...................                                 57         -          57                         57
   Series I and Series H in
    satisfaction of borrowings,
    net of issuance costs ......                             11,885         -      11,870                     11,870
   Series I for cash ...........                                250         -         250                        250

Conversion of Series F
   Convertible Preferred
    Stock ......................      240,533          12      (722)        -         (12)                         -

Common stock warrants issued
   in connection with borrowings                                                      604                        604

Preferred stock dividends ......                                                                  (629)         (629)

Net loss for the six
 months ended June 30, 2001 ....                                                                (7,325)       (7,325)
                                   ----------     -------    ------     -------   -------     --------      --------
Balances, June 30,
 2001 (unaudited) ..............   35,719,022     $ 1,785    19,692     $   -     $84,298     ($88,782)     ($ 2,699)
                                   ==========     =======    ======     =======   =======     ========      =========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                Six Months
                                                              Ended June 30,
                                                           --------------------
                                                               2001        2000
                                                          (unaudited)(unaudited)
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................   ($7,325)   ($  246)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Gain on sale of assets of Borg Adaptive
       Technologies ......................................      --       (5,575)
      Depreciation .......................................       650        981
      Extraordinary loss from debt extinguishment ........       362       --
      Amortization of intangible assets ..................       201      1,281
      Amortization of deferred financing costs and other .       242         31
      Changes in assets and liabilities, net of
        effects from acquisition:
          Decrease in accounts receivable ................     1,154      1,089
          Decrease (increase) in inventories .............       796     (1,450)
          Decrease in prepaid expenses and other .........       264        153
          Decrease in deferred revenue, accounts
            payable and other ............................    (1,024)    (2,790)
                                                             -------    -------
Net cash used by operating activities ....................    (4,680)    (6,526)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of Borg Adaptive
    Technologies .........................................      --        7,013
  Additions to property and equipment ....................       (73)      (565)
  Cash paid for acquisition ..............................      --         (293)
                                                             -------    -------
Net cash (used) provided by investing activities .........       (73)     6,155
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on bank line of credit .....      (964)       140
  Additions to other borrowings ..........................     5,641        650
  Repayment on other borrowings ..........................      --       (1,685)
  Issuance of preferred stock ............................       250       --
  Proceeds from exercise of stock options
    and warrants .........................................      --        1,178
  Issuance of common stock, net of transaction costs .....      --           15
  Cash paid for preferred stock dividends ................       (60)      (497)
                                                             -------    -------
Net cash provided (used) by financing activities .........     4,867       (199)
                                                             -------    -------
Net increase (decrease) in unrestricted cash
  and cash equivalents during the period .................       114       (570)

Unrestricted cash and cash equivalents at the
  beginning of the period ................................        37        650
                                                             -------    -------
Unrestricted cash and cash equivalents at the
  end of the period ......................................   $   151    $    80
                                                             =======    =======

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (concluded)

                                                                Six Months
                                                              Ended June 30,
                                                         -----------------------
                                                            2001        2000
                                                         (unaudited) (unaudited)
                                                         ----------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest ..............     $     348     $   539
                                                          =========     =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  NON-CASH INVESTING ACTIVITIES:
    Acquisition:
      Fair value of assets acquired .................     $    --       $ 2,969
      Liabilities assumed or incurred ...............          --           (76)
      Common stock issued ...........................          --        (2,600)
                                                          ---------     -------
          Cash paid .................................     $    --       $   293
                                                          =========     =======

  NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock in satisfaction of
      borrowings ....................................     $    --       $ 1,000
                                                          =========     =======

    Issuance of preferred stock in satisfaction
      of borrowings .................................     $  11,870     $  --
                                                          =========     =======


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, and $7.3 million for the six months ended June 30, 2001. In addition, the Company has negative working capital and a stockholders' deficit at June 30, 2001. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

During most of 2000, the Company's management team formulated and implemented its current product strategy centered around its NexStor 2U line of SAN (Storage Area Network) ready storage solutions. This strategy included the transition from the Company's older technology legacy products to the newer technology solutions, which the Company began shipping in the third quarter of 2000. During the second half of the year and the first half of 2001, the decline in revenues of the Company's older products exceeded the increase in sales of its newer technology solutions, which contributed to the Company's operating losses.

However, the Company has recently experienced growth in its indirect customer channel base (original equipment manufacturers (OEMs), value added resellers
(VARs) and system integrators). Since late 2000, the Company has entered into various agreements with domestic and international OEMs, VARs and system integrators. In 2000, indirect sales represented a small percentage of the Company's total sales revenues. In an effort to capitalize on this growth trend and simultaneously reduce operating costs, the Company has shifted its sales and marketing strategy to place an emphasis on the Company's indirect sales function. As part of this strategy, since January 2001, the Company has reduced its direct sales personnel and related costs, and has begun to focus its direct sales team to certain designated markets. The Company's operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.

Historically, the Company has been successful in securing significant amounts of equity and debt financing to support its operating deficits. Since late 1997 and through July 31, 2001, the Company obtained net cash proceeds of $38.2 million from private investors, including $6.5 million since December 31, 2000. Of these amounts, $13.6 million was received from H. Irwin Levy, the Company's Chairman of the Board and a principal stockholder, or companies controlled by Mr. Levy (collectively, Mr. Levy). Additional cash of approximately $7 million was obtained during January 2000 when the Company sold substantially all the assets of its wholly-owned subsidiary, Borg Adaptive Technologies, Inc. (see Note 5 to Consolidated Financial Statements).

Effective April 12, 2001, holders of all the Company's non-bank notes payable totaling $11.9 million (including $110,000 in accrued interest) on that date, exchanged their notes for convertible preferred stock with a stated value of $11.9 million (see Note 3 to Consolidated Financial Statements). Accordingly, as of that date, the Company's stockholder's equity increased by $11.9 million.

The Company is currently exploring various alternatives for raising additional debt or equity capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows. Due to the financial history of the Company, as well as conditions in the technology-related financial markets and other uncertainties, many of which are outside the Company's control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future. In June 2001, the Company received an offer, as amended, from a private investor to purchase an approximate 49% interest in the Company for an aggregate investment of $16.4 million (including a $3 million loan) (see Note 7 to Consolidated Financial Statements).

        Business

The Company is a manufacturer and supplier of highly integrated, enterprise class storage solutions for computing operations that support multiple operating platforms, including Windows NT, Windows 2000, Solaris, Linux, SGI and MAC. Designed for storage intensive environments such as the Internet or other mission-critical applications, the Company's products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer System Interface), and SCSI
architectures. The Company also manufactures storage management software and complements its product offerings with Storage Area Network (SAN)-ready solutions.

        Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

        Net Income (Loss) Per Common Share (EPS)

Basic EPS is calculated by dividing the net income (loss) available to common stock by the weighted average number of shares outstanding during the period. Diluted EPS includes the effect of potentially dilutive securities. During the six months ended June 30, 2001 and 2000, the effect of including potentially dilutive securities would have been anti-dilutive and were accordingly excluded from the calculation of dilutive earnings per share.

As of July 31, 2001, outstanding potentially dilutive securities consisted of (in thousands):

Convertible preferred stock ................................              22,877
Stock options ..............................................               3,077
Warrants ...................................................               3,304
                                                                          ------
Total ......................................................              29,258
                                                                          ======

        New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.



(2) GOODWILL

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and amortized under the straight line method over seven years. Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts. During the fourth quarter of 2000, the Company recorded a write-down of goodwill of $12 million, which was determined to have been impaired because of the Company's projected inability to generate sufficient future operating income from the assets acquired in a 1999 acquisition. At June 30, 2001, unamortized goodwill of $2.2 million was not considered to be impaired. Amortization of goodwill amounted to $.2 million and $1.3 million for the six months ended June 30, 2001 and 2000, respectively.



(3) BORROWINGS

        Revolving Credit Facility (Bank Line of Credit)

The Company's Bank Line of Credit currently provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.25 million or 20% of eligible inventory, as defined, bears interest at prime (6.75% at June 30, 2001) plus 1.5%, is scheduled to mature in April 2002 and is collateralized by substantially all of the Company's assets. The Bank Line of Credit also provides for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, the Company has not been in compliance with the minimum net worth and net income requirements and is in technical default under the compliance provisions of the Bank Line of Credit.

The lender and the Company are negotiating the terms of a forbearance agreement which, among other items, would provide that the maximum availability would be reduced to $5 million and the lender would forbear from exercising certain rights and remedies with respect to this default through August 31, 2001, during which period the interest rate would be increased by 2% per annum. There can be no guarantee that the Company will be successful in its negotiations with the lender. If the Company is not successful in its negotiations with the lender, the Company will need to seek replacement financing which may not be available given the Company's history of losses, existing negative working capital and stockholders' deficit.

As of June 30, 2001, the outstanding balance of the Bank Line of Credit was $3.1 million and an additional $148,000 was available based on eligible collateral.

        Other Borrowings/Extraordinary Loss on Debt Extinguishment

At June 30, 2001, the Company's short-term borrowings consisted of $1.25 million with interest at 10% per annum, including $.8 million due to Mr. Levy. The borrowings mature on August 31, 2001, as extended. In connection with these notes, the Company issued warrants to purchase an aggregate of 625,000 shares (including 400,000 warrants to Mr. Levy) of the Company's common stock at exercise prices ranging from $.45 to $.75 per share, exercisable at issuance and expiring on June 30, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the date of issuance at an aggregate of $208,000 and were recorded as a discount to the notes.

At December 31, 2000, the Company's aggregate long-term debt was $7.3 million (including $1.7 million due to Mr. Levy). Subsequent to December and through March 31, 2001, the Company borrowed an additional $4.5 million (including $1.9 million from Mr. Levy), of which $3.8 million was convertible into the Company's common stock at $1.00 per share. In connection with certain of this debt, the Company issued warrants to purchase an aggregate of 1,137,500 shares (including 512,500 warrants to Mr. Levy) of the Company's common stock, principally at $1.20 per share, exercisable at issuance and expiring, principally on March 31, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $396,000 and were recorded as a discount to the notes. Effective April 12, 2001, holders of the Company's notes payable totaling $11.9 million on that date (including $110,000 in accrued interest) exchanged their notes (the Exchange) for Series H and Series I Convertible Preferred Stock (see Note 4 to Consolidated Financial Statements) with a stated value of $11.9 million (including $3.6 million held by Mr. Levy). Accordingly, as of that date, the Company recorded a $362,000 loss from extinguishment of debt representing the unamortized discount on the notes.

As of June 30, 2001, approximately $242,000 of discount was amortized to interest expense.



(4) PREFERRED STOCK

At June 30, 2001, the Company had four classes of preferred stock (Series D, E, H and I) with an aggregate stated value of $19.7 million. Series D Convertible Preferred Stock, with an aggregate stated value of $2 million at June 30, 2001, accrues dividends at 8% per annum, payable quarterly, is convertible by the holder at any time into an aggregate of 2,000,000 shares of the Company's common stock, based on a conversion price of $1 per share, and has an automatic conversion feature in which each share not converted by October 2001 is automatically converted into common stock. Series E Convertible Preferred Stock, with an aggregate stated value of $3.5 million (including $1.5 million held by Mr. Levy) at June 30, 2001, accrued dividends at 9% through June 7, 2001 and 10% thereafter, payable quarterly, and is convertible by the holder at any time into an aggregate of 1,166,666 shares (including 500,000 shares as to Mr. Levy) of the Company's common stock, based on a conversion price of $3 per share. The Series H and I Convertible Preferred Stock, with an aggregate stated value of $14.2 million, issued in April 2001, accrue dividends at 10% per annum, payable quarterly, and are convertible by the holder into shares of the Company's common stock based on a conversion price of $.72 per share.

At December 31, 2000, the Company had two additional classes of preferred stock. The Company's Series F Convertible Preferred Stock, with an aggregate stated value of $.8 million at December 31, 2000, was converted into an aggregate of 240,533 shares of common stock during the six months ended June 30, 2001. The Series G Preferred Stock, with an aggregate stated value of $2 million (held by Mr. Levy), accrued dividends at 10%, payable quarterly, and was redeemable at the Company's option. Attached to the Series G Preferred Stock was a warrant to purchase 500,000 shares of the Company's common stock at $1.50 per share, exercisable from July 1, 2001 through December 31, 2003 (the Warrant). The
Warrant provided that if any portion of the Series G Preferred Stock was redeemed by the Company prior to June 30, 2001, a corresponding pro-rata portion of the Warrant would be cancelled. Effective April 12, 2001, Mr. Levy exchanged the Series G Preferred Stock and the Warrant for Series I Convertible Preferred Stock with a stated value of $2.1 million (including $57,000 of accrued dividends).



(5) GAIN ON SALE OF ASSETS OF BORG ADAPTIVE TECHNOLOGIES

On January 10, 2000, the Company sold substantially all of the assets of Borg Adaptive Technologies, Inc., a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7 million cash (the Borg
Sale). The net book value of assets sold totaled $.6 million and included all of the intellectual property rights relating to the Company's Adaptive RAID (Redundant Array of Independent Disks) technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements, subject to the right of the Company to the use of intellectual property for its own use. In connection with the Borg Sale, the Company recorded transaction costs of $.5 million and a gain of $5.6 million, which is net of compensation expense of $.8 million resulting from modifications to certain stock options and warrants.



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

As of December 31, 2000, there were unused net operating loss carryforwards (the NOL's) for regular federal income tax purposes of approximately $41 million and for California tax purposes of approximately $8.3 million expiring from 2012 through 2020 and 2001 through 2005, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.2 million, which expire from 2002 through 2018 and in conjunction with the Alternative Minimum Tax (AMT) rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 2000, which may be used indefinitely to reduce regular federal income taxes.

The usage of approximately $7.2 million of the federal NOL carryforwards and approximately $2 million of the California NOL carryforwards is limited annually to approximately $.4 million due to an acquisition, which caused a change in ownership for income tax purposes.

At June 30, 2001 and December 31, 2000, a 100% valuation allowance has been provided on the Company's deferred tax assets because it is more likely than not that loss carryforwards will not be realized based on recent operating results.



(7) OFFER FROM PRIVATE INVESTOR

On June 26, 2001, the Company received an offer from a private investor to purchase an approximate 45% equity interest in the Company for $12 million. On July 27, 2001, the offer was increased to $16.4 million (consisting of a $3 million 8% loan and $13.4 million in tradeable securities ) to purchase an approximate 49% equity interest in the Company. The offer requires the Company to cause all of its preferred stock (except Series H) to be converted into common stock, as well as other conditions. On August 14, 2001, the Company and the investor, Maurice Halperin, jointly commenced negotiations for modifying the terms of the offer. Mr. Halperin agreed to extend the deadline for acceptance of the offer during the period that the negotiations continue. To date, the Company and Mr. Halperin have not concluded the terms of the proposed investment. As part of the negotiations, on August 14, 2001, a company controlled by Mr. Halperin provided the Company with interim financing in the form of a $3.1 million, 8% loan. On August 15, 2001, the Board elected Mr. Halerpin as Chairman of the Board, replacing current Chairman, H. Irwin Levy, who became Vice Chairman and who will continue to serve as Chief Executive Officer.



(8) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions. During the six months ended June 30, 2001, no single customer accounted for greater than 10% of the Company sales while during the six months ended June 30, 2000, one customer accounted for 22% of the Company's sales.



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

Overview

We are a manufacturer and supplier of highly integrated, enterprise class storage solutions for computing operations that support multiple operating platforms, including Windows NT, Windows 2000, Solaris, Linux, SGI and MAC. Designed for storage intensive environments such as the Internet or other mission-critical applications, our products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer System Interface), and SCSI architectures. We also manufacture storage management software and complement our product offerings with SAN-ready solutions. We market products through a global network of Value Added Resellers (VARs), Original Equipment Manufacturers (OEMs), systems integrators and a direct sales force in the United States.

In June 2001, Thomas Makmann was appointed as our President and Chief Operating Officer replacing Larry Hemmerich who has agreed to remain as a consultant to our company. Mr. Makmann, who joined us in December 2000 as Vice President of Business Development with the expectation that he would become Chief Operating Officer, has over thirty (30) years of experience in top management positions in various high-tech start-ups and turnarounds in storage hardware, software and video companies.

                              Results of Operations

For the three months ended June 30, 2001 and 2000, we incurred a net loss of $3.9 million and $2.9 million, respectively. We incurred a net loss of $7.3 million and $.2 million for the six months ended June 30, 2001 and 2000, respectively. The 2000 six-month period included a $5.6 million gain on the Borg sale recognized during the first quarter of 2000 (see Note 5 to Consolidated Financial Statements).

Sales

Net sales for the three and six months ended June 30, 2001 decreased to $4 million and $10.2 million, respectively, from $10.9 million and $23.4 million for the same periods in 2000, respectively. This significant decrease reflects the transition from our older technology legacy products to our newer technology solutions centered around our new NexStor 2U (3.5 inch high) storage enclosures and RAID systems as well as the recent economic downturn which has caused customer delays in purchasing technology and other equipment. We have recently experienced growth in our indirect customer base and since late 2000, have entered into various agreements with domestic and international OEMs and VARs. We plan to further expand our indirect business, which we believe will provide a new source of revenues. In order to take advantage of the opportunities available in the indirect business channels, we have shifted our sales and marketing strategy to provide greater technical, marketing and sales support to our indirect sales function. As part of this strategy, since January 2001 we have reduced our direct sales personnel and related costs, and are currently refocusing our direct sales team to designated markets as well as existing large customers.

During the six months ended June 30, 2001, our sales revenues consisted of $2.8 million in direct sales to end users, $5.7 million in indirect sales to OEMs, value-added resellers (VARs) and other channel business and $1.7 million in service revenues representing 27%, 56% and 17%, respectively of our sales revenues. During the year ended December 31, 2000, direct, indirect and service revenues represented 75%, 14%, and 11% respectively, of our sales revenues.

Cost of Sales/Gross Margins

Gross margins decreased to 23% and 26% for the three and six months ended June 30, 2001, respectively, as compared to 30% and 29% for the same periods in 2000, respectively. The decrease in gross margin percentage was primarily due to economies of scale attributable to the level of fixed costs inherent in our operations, coupled with significantly lower sales revenues. Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.

Operating Expenses

        Selling, General and Administrative

Selling, general and administrative expenses decreased to $2.8 million and $6.1 million for the three and six months ended June 30, 2001, respectively, from $4.2 million and $8.7 million for the same periods in 2000, representing a $1.4 million and $2.6 million decline for each period, respectively. Significant components of the six month reduction include (i) a $1.2 million decrease in selling and marketing costs, primarily as a result of reduced sales levels and the January 2001 reduction in our overall workforce as part of the changes in our sales and marketing efforts discussed under "Sales",(ii) a $.9 million decrease in general and administrative costs, and (iii) a $.3 million decrease in operational costs incurred during the first quarter of 2000 associated with our Lake Mary operations prior to relocating those operations to San Diego.

        Research and Development

Research and development expenses were $.9 million for both three month periods ended June 30, 2001 and 2000. For the six month periods ended June 30, 2001 and 2000, research and development expenses increased to $2 million from $1.5 million as a result of the continuing development of our NexStor product line. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2001 was $.4 million and $.9 million, respectively, as compared to $1.1 million and $2.3 million for 2000, respectively. The decrease was due to reduced amortization resulting from the fourth quarter 2000 write-down of $12 million of goodwill which was determined to have been impaired because of our projected inability to generate sufficient future operating income from the assets acquired in a 1999 acquisition.

Interest Expense

Interest expense was $.3 million during both three month periods ended June 30, 2001 and 2000. For the three months ended June 30, 2001, a $.2 million increase in amortization of loan discounts was offset by a $.2 million decrease in interest expense due to lower average borrowings. For the six months ended June 30, 2001, interest expense increased from $.6 million in 2000 to $.7 million, of which $.2 million represented an increase in the amortization of loan discounts that was substantially offset by a decrease in interest expense of approximately $.2 million due to lower average borrowings. To the extent that we do not incur significant additional debt over the remainder of the year, we expect a significant reduction in interest expense primarily as a result of the April 2001 exchange of $11.8 million in notes payable for our Series H and Series I Convertible Preferred Stock.

Preferred Stock Dividends

During the three and six months ended June 30, 2001, dividends on our preferred stock increased to $.4 million and $.6 million, respectively, from $.2 million and $.4 million, respectively in 2000. Preferred stock dividends, principally at 10% per annum, increased during 2001 primarily due to the issuance of $2 million of preferred stock on December 29, 2000 and $11.9 million of preferred stock in April 2001 (see Note 4 to Consolidated Financial Statements), partially offset by the conversion of $ 3 million of the Series C Convertible Preferred Stock to common stock in July 2000.

                         Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, and $7.3 million for the six months ended June 30, 2001. In addition, we have negative working capital and a stockholders' deficit at June 30, 2001. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

During most of 2000, our management team formulated and implemented our current product strategy centered around our NexStor 2U line of SAN-ready storage solutions. This strategy included the transition from our older technology legacy products to the newer technology solutions, which we began shipping in the third quarter of 2000. During the second half of the year and the first half of 2001, the decline in revenues of our older products exceeded the increase in sales of our newer technology solutions, which contributed to our operating losses.

However, we have recently experienced growth in our indirect customer channel base (OEMs, VARs and system integrators). Since late 2000, we have entered into various agreements with domestic and international OEMs, VARs and system integrators. In 2000, indirect sales represented a small percentage of our total sales revenues. In an effort to capitalize on this growth trend and simultaneously reduce operating costs, we have shifted our sales and marketing strategy to provide an emphasis on our indirect sales function. As part of this strategy, since January 2001, we have reduced our direct sales personnel and related costs, and have begun to focus our direct sales team to certain designated markets. Our operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.


Consolidated Statements of Cash Flows

        Operating Activities

Net cash used by operating activities amounted to $4.7 million and $6.5 million for the six months ended June 30, 2001 and 2000, respectively. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $5.9 million and $3.5 million, respectively. During 2001 and 2000, we used cash of $1 million and $2.8 million, respectively, in the reduction of accounts payable and other liabilities. Another significant use of cash during 2000 was an increase in inventories in the amount of $1.5 million (principally due to our investment in new products). Cash was provided by net collections of accounts receivable of $1.2 million and $1.1 million for 2001 and 2000, respectively.

        Investing Activities

Net cash used by investing activities was $.1 million for the six months ended June 30, 2001. Net cash provided by investing activities in 2000 of $6.2 million was principally due to $7 million in net cash proceeds from the Borg Sale.

        Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2001 amounted to $4.9 million and primarily consisted of borrowings of $5.6 million from private investors (including $2.7 million from Mr. Levy), of which $4.4 million was satisfied by the issuance of convertible preferred stock in April 2001 and $.3 million from the issuance of convertible preferred stock, partially offset by a net reduction of our Bank Line of Credit of $1 million.

Net cash used in financing activities for the six months ended June 30, 2000 was $.2 million which, principally consisted of the net repayment of $1 million of borrowings from Mr. Levy and $.5 million of preferred stock dividends, principally offset by $1.2 million in proceeds from the exercise of stock options and warrants.

Borrowings

        Bank Line of Credit

Our Bank Line of Credit currently provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.25 million or 20% of eligible inventory, as defined, bears interest at prime (6.75% at June 30, 2001) plus 1.5%, is scheduled to mature in April 2002 and is collateralized by substantially all of our assets. The Bank Line of Credit also provides for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, we have not been in compliance with the minimum net worth and net income requirements and are in technical default under the compliance provisions of the Bank Line of Credit.

We are negotiating the terms of a forbearance agreement which, among other items, would provide that the maximum availability would be reduced to $5 million and the lender would forbear from exercising certain rights and remedies with respect to this default through August 31, 2001, during which period the interest rate would be increased by 2% per annum. There can be no guarantee that we will be successful in our negotiations with the lender. If we are not successful in our negotiations with the lender, we will need to seek replacement financing which may not be available given our history of losses, existing negative working capital and stockholders' deficit.

As of June 30, 2001, the outstanding balance of the Bank Line of Credit was $3.1 million and an additional $148,000 was available based on eligible collateral.

Financing Activities With Private Investors

Since late 1997 through July 31, 2001, we have obtained net cash proceeds of $38.2 million from private investors, including $13.6 million from Mr. Levy. Of this amount, $6.5 million was received since December 31, 2000, including $3.1 million from Mr. Levy.

Effective April 12, 2001, holders of our non-bank notes payable totaling $11.9 million (including $110,000 in accrued interest) on that date exchanged their notes for Series H and Series I Convertible Preferred Stock with a stated value of $11.9 million, including $3.6 million held by Mr. Levy (see Note 3 to Consolidated Financial Statements). Accordingly, as of that date, our stockholder's equity increased by $11.9 million.

We are currently exploring various alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows. Due to our financial history, as well as conditions in the technology-related financial markets and other uncertainties, many of which are outside our control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future. In June 2001, we received an offer, as amended, from a private investor to purchase an approximate 49% interest in our company for an aggregate investment of $16.4 million (including a $3 million loan) (see Note 7 to Consolidated Financial Statements).

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 will have a material impact on our financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. We do not expect SFAS 142 will have a material impact on our financial position or results of operations.

                               Effect of Inflation

Inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2001.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate Bank Line of Credit ($3.1 million outstanding balance at June 30, 2001). Therefore, we are subject to a certain amount of risk arising from increases to the prime rate.

Part II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

Effective April 12, 2001, we issued 6,785 shares and 5,100 shares of our Series I and Series H Convertible Preferred Stock, respectively, with an aggregate stated value of $11.9 million, in exchange for $11.9 million of our notes payable. In addition, we exchanged 2,057 shares of Series I Convertible Preferred Stock, with a stated value of $2.1 million, for the Series G Preferred Stock, with a stated value of $2 million plus $.1 million in accrued dividends. On April 24, 2001, we issued an additional 250 shares of Series I Convertible Preferred Stock with a stated value of $250,000 for $250,000 cash. The Series I and Series H Convertible Preferred Stock are convertible into shares of our common stock based on a conversion price of $.72 per share (approximately 19,711,000 shares).

In connection with certain loans made to our company during May and June 2001, we issued warrants to purchase an aggregate of 625,000 shares, exercisable immediately through June 2004 at exercise prices ranging from $.45 to $.75 per share.

All of the foregoing issuances were exempt from registration under section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

(a)     Exhibits:

10.1 Subordinated Promissory Note for $100,000, dated May 16, 2001, between Registrant and H. Irwin Levy

10.2 Subordinated Promissory Note for $250,000, dated May 21, 2001, between Registrant and H. Irwin Levy

10.3 Subordinated Promissory Note for $375,000, dated May 30, 2001, between Registrant and H. Irwin Levy

10.4 Subordinated Promissory Note for $75,000, dated June 5, 2001, between Registrant and H. Irwin Levy

10.5 Subordinated Promissory Note for $450,000, dated June 7, 2001, between Registrant and The Charlotte Marden 1993 Trust

10.6 Subordinated Promissory Note for $300,000, dated July 12, 2001, between Registrant and H. Irwin Levy

10.7 Warrant to purchase  common  stock  issued to H. Irwin Levy,  dated May 16,
     2001

10.8 Warrant to purchase  common  stock  issued to H. Irwin Levy,  dated May 21,
     2001

10.9 Warrant to purchase  common  stock  issued to H. Irwin Levy,  dated May 30,
     2001

10.10 Warrant to purchase common  stock  issued to H. Irwin Levy,  dated June 5,
      2001

10.11 Warrant to purchase common stock issued to The Charlotte Marden 1993 Trust dated June 7, 2001

10.12 Letter Agreement, dated June 29, 2001, extending the maturity date (notes filed as exhibits 10.1, 10.2, 10.3 and 10.4) to August 31, 2001, between Registrant and H. Irwin Levy

10.13 Letter Agreement, dated June 29, 2001, extending the maturity date of note filed as exhibit 10.5 to August 31, 2001, between Registrant and The Charlotte Marden 1993 Trust

(b)     Reports on Form 8-K:

        We were not required to file Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            nSTOR TECHNOLOGIES, INC.
                                  (Registrant)


                              /s/ Jack Jaiven
August 15, 2001       ---------------------------
                        Jack Jaiven
                        Principal Financial and
                        Accounting Officer