Form 10-Q
period 2001-09-30
NSTOR TECHNOLOGIES INC
filed 2001-11-09
CIK 75448

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

 ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


                               10140 Mesa Rim Road
                           San Diego, California 92121
                    (Address of principal executive offices)

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


         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of October 31, 2001: 37,719,022
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                    Page
                                                                   Number

  Item 1.      Financial Statements

        Consolidated Balance Sheets as of September 30,
          2001 (Unaudited) and December 31, 2000                         3
        Consolidated Statements of Operations
          (Unaudited) for the three and nine months
          ended September 30, 2001 and 2000                              4
        Consolidated Statement of Stockholders'
          Deficit (Unaudited) for the nine months
          ended September 30, 2001                                       5
        Consolidated Statements of Cash Flows
          (Unaudited) for the nine months ended
          September 30, 2001 and 2000                                  6-7
        Notes to Consolidated Financial Statements
          (Unaudited)                                                 8-14


  Item 2.  Management's Discussion and Analysis of

             Financial Condition and Results of Operations           14-20


  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                  20


Part II.  OTHER INFORMATION                                          20-21


SIGNATURE                                                               22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        September 30,
                                                            2001        Dec. 31,
         ASSETS                                           (unaudited)      2000
         ------                                           -----------   --------
Current assets:
  Cash and cash equivalents                                $   782      $    37
  Accounts receivable, net of $1,094 and $402
    in allowance for doubtful accounts                       2,366        4,395
  Inventories, net                                           4,395        5,174
  Prepaid expenses and other                                   632        1,278
                                                           -------      -------
     Total current assets                                    8,175       10,884

Property and equipment, net of $5,374 and
  $4,583 in accumulated depreciation                         1,594        2,384
Goodwill, net of $704 and $400 in
   accumulated amortization                                  2,093        2,397
Other assets                                                   332           57
                                                           -------      -------
                                                           $12,194      $15,722
         LIABILITIES                                       =======      =======
         -----------
Current liabilities:
  Bank line of credit                                      $ 2,531      $ 4,086
  Other borrowings                                           5,850           -
  Deferred revenue                                           1,514        2,400
  Accounts payable and other                                 6,623        9,504
                                                           -------      -------
     Total current liabilities                              16,518       15,990

Long-term debt                                                  -         7,258
                                                           -------      -------
     Total liabilities                                      16,518       23,248
                                                           -------      -------
         STOCKHOLDERS' DEFICIT
         ---------------------
Preferred stock, $.01 par; 1,000,000 shares authorized,
 in order of preference:
  Convertible (except for Series G) preferred stock
   (aggregate liquidation value $1,000 per share) issued
   and outstanding at September 30, 2001 and December 31,
   2000, respectively - Series H, 5,100 and 0 shares;
   Series F, 0 and 722 shares; Series I, 9,092 and 0
   shares; Series D, 2,000 shares; Series E, 3,500
   shares; and Series G, 0 and 2,000 shares                      -            -
Common stock, $.05 par; 75,000,000 shares authorized;
 35,719,022 and 35,478,489 shares issued and outstanding
 at September 30, 2001 and December 31, 2000, respectively   1,785        1,773
Additional paid-in capital                                  84,338       71,529
Deficit                                                    (90,447)     (80,828)
                                                           -------      -------
     Total stockholders' deficit                            (4,324)      (7,526)
                                                           -------      -------
                                                           $12,194      $15,722
                                                           =======      =======


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                        Three Months             Nine Months
                                     Ended September 30,     Ended September 30,
                                    -------------------     -------------------
                                       2001      2000         2001        2000
                                        (unaudited)             (unaudited)
                                     ------     ------      -------     -------

Sales                                $4,016     $9,508      $14,187     $32,913
Cost of sales                         2,617      7,070       10,172      23,511
                                     ------     ------      -------     -------
     Gross profit                     1,399      2,438        4,015       9,402
                                     ------     ------      -------     -------
Operating expenses:
  Selling and marketing               1,110      2,421        4,748       7,195
  General and administrative          1,234      1,419        3,712       5,313
  Research and development              825        876        2,796       2,498
  Depreciation and amortization         401      1,129        1,252       3,391
                                     ------     ------      -------     -------
     Total operating expenses         3,570      5,845       12,508      18,397
                                     ------     ------      -------     -------
     Operating loss                  (2,171)    (3,407)      (8,493)     (8,995)

Gain on sale of assets of Borg
  Adaptive Technologies (Note 5)         -          -            -        5,575
Other (expense) income, net             (10)      (294)           3          87
Interest expense                        (80)      (327)        (734)       (941)
                                     ------     ------      -------     -------
Net loss before extraordinary gains
 and preferred dividends             (2,261)    (4,028)      (9,224)     (4,274)

Extraordinary gains from debt
  extinguishment (net of tax of $0)   1,082         -           720         -
                                     ------     ------      -------     -------
Net Loss                             (1,179)    (4,028)      (8,504)     (4,274)

Preferred stock dividends              (486)      (143)      (1,115)       (546)
                                     ------     ------      -------     -------
Net loss applicable to common
  shareholders                      ($1,665)   ($4,171)    ($ 9,619)    ($4,820)
                                     ======     ======      =======     =======

Basic and diluted net loss per
 common share:
  Loss before extraordinary gains  ($   .08)   ($   .12)   ($   .29)   ($   .15)
  Extraordinary gains                   .03           -         .02           -
                                    -------     -------     -------     -------
  Net loss per common share        ($   .05)   ($   .12)   ($   .27)   ($   .15)
                                    =======     =======     =======     =======

Weighted average number of common
  shares used in per share
  computation, basic and diluted  35,719,022  34,696,761  35,599,196  31,978,121
                                  ==========  ==========  ==========  ==========


          See accompanying notes to consolidated financial statements.


                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                             (dollars in thousands)

                                                    Preferred       Addi-
                                 Common Stock         Stock        tional
                              ------------------  --------------   Paid-In
                                Shares    Amount  Shares  Amount   Capital  Deficit    Total
                              ---------- -------  ------ -------   -------  -------   -------
Balances, December
 31, 2000                     35,478,489 $ 1,773   8,222  $    -   $71,529 ($80,828) ($ 7,526)

Issuance of Convertible
  Preferred Stock:

   Series I in exchange for
    Series G                                          57       -        57                 57
   Series I and Series H in
    satisfaction of borrowings,
    net of issuance costs                         11,885       -    11,870             11,870
   Series I for cash                                 250       -       250                250

Conversion of Series F
   Convertible Preferred
    Stock                        240,533      12    (722)      -       (12)                 -

Common stock warrants issued
   in connection with borrowings                                       554                554

Common stock option granted in
   Connection with Separation
   Agreement                                                            90                 90

Preferred stock dividends                                                    (1,115)   (1,115)

Net loss for the nine months
 ended September 30, 2001                                                    (8,504)   (8,504)
                              ---------- -------  ------  ------   -------  -------   -------
Balances, September 30,
 2001 (unaudited)             35,719,022 $ 1,785  19,692  $    -   $84,338 ($90,447) ($ 4,324)
                              ========== =======  ======  ======   =======  =======   =======


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                           Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                         2001        2000
                                                     (unaudited) (unaudited)
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($ 8,504)   ($4,274)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Gain on sale of assets of Borg Adaptive
       Technologies                                         -      (5,575)
      Depreciation                                         947      1,472
      Provision for inventory obsolescence                 891        100
      Provision for losses on accounts receivable          797         32
      Extraordinary gain from debt extinguishments        (720)        -
      Amortization of goodwill                             304      1,918
      Amortization of deferred costs                       235         21
      Changes in assets and liabilities, net of
        effects from acquisition:
          Decrease in accounts receivable                1,232        750
          Decrease (increase) in inventories               225     (2,119)
          Decrease in prepaid expenses and other           382        103
            Decrease in deferred revenue, accounts
            payable and other                           (3,799)      (772)
                                                       -------    -------
Net cash used by operating activities                   (8,010)    (8,344)
                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of Borg Adaptive
    Technologies                                            -       7,013
  Additions to property and equipment                     (123)      (641)
  Cash paid for acquisition                                 -        (293)
                                                       -------    -------
Net cash (used) provided by investing activities          (123)     6,079
                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on bank line of credit    (1,555)       510
  Additions to other borrowings                         10,242      1,650
  Repayment on other borrowings                             -      (1,685)
  Issuance of preferred stock                              250         -
  Proceeds from exercise of stock options
    and warrants                                            -       1,177
  Issuance of common stock, net of transaction costs        -         701
  Cash paid for preferred stock dividends                  (59)      (679)
                                                       -------    -------
Net cash provided by financing activities                8,878      1,674
                                                       -------    -------
Net increase (decrease) in unrestricted cash
  and cash equivalents during the period                   745       (591)

Unrestricted cash and cash equivalents at the
  beginning of the period                                   37        650
                                                       -------    -------
Unrestricted cash and cash equivalents at the
  end of the period                                    $   782    $    59
                                                       =======    =======

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (concluded)

                                                             Nine Months
                                                        Ended September 30,
                                                      -----------------------
                                                          2001        2000
                                                      (unaudited) (unaudited)
                                                      ----------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                 $    406     $    829
                                                       ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  Non-Cash Investing Activities:
    Acquisition:
      Fair value of assets acquired                    $      -     $  2,938
      Liabilities assumed or incurred                         -          (45)
      Common stock issued                                     -       (2,600)
                                                       --------     --------
          Cash paid                                    $      -     $    293
                                                       ========     ========

  NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock in satisfaction of
      borrowings                                       $      -     $  1,000
                                                       ========     ========

    Issuance of preferred stock in satisfaction
      of borrowings                                    $ 11,870     $      -
                                                       ========     ========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, and $8.5 million for the nine months ended September 30, 2001. In addition, the Company has negative working capital and a stockholders' deficit at September 30, 2001. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

During most of 2000, the Company's management team formulated and implemented its current product strategy centered around its NexStor 2U line of Storage Area Network (SAN)-ready storage solutions. This strategy included the transition from the Company's older technology legacy products to the newer technology solutions, which the Company began shipping in the third quarter of 2000. During the second half of 2000 and the nine months ended September 30, 2001, the decline in revenues of the Company's older products exceeded the increase in sales of its newer technology solutions. This decline in revenues combined with the recent decline in economic and market conditions has significantly contributed to the Company's operating losses.

During 2001, the Company shifted its sales and marketing strategy to provide greater technical, marketing and sales support to expand our indirect customer channel base (original equipment manufacturers (OEMs), resellers and system integrators). As part of this strategy, since January 2001, the Company has significantly reduced its direct sales personnel and related costs, and is currently focusing its direct sales team to targeted markets as well as existing large customers. The Company's operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.

Historically, the Company has been successful in securing significant amounts of equity and debt financing to support its operating deficits. Since late 1997 through October 31, 2001, the Company obtained net cash proceeds of $43.2 million from private investors, including $11.5 million since December 31, 2000. Of these amounts, (i)$14 million was received from H. Irwin Levy, the Company's Vice Chairman of the Board and a principal stockholder, or companies controlled by Mr. Levy (collectively, Mr. Levy) and (ii) $8.1 million was received from Maurice A. Halperin, the Company's Chairman of the Board since August 15, 2001 (see Note 7 to Consolidated Financial Statements) or a company controlled by Mr. Halperin (collectively, Mr. Halperin). Cash of approximately $7 million was obtained during January 2000 when the Company sold substantially all the assets of its wholly-owned subsidiary, Borg Adaptive Technologies, Inc. (see Note 5 to Consolidated Financial Statements).

In June 2001, the Company received an offer, as amended, from Mr. Halperin to purchase an approximate 49% interest in the Company for an aggregate investment of $16.4 million (including a $3.1 million loan scheduled to be converted to a five year loan) (see Note 7 to Consolidated Financial Statements). In connection with this offer, from August 14, 2001 through October 31, 2001, Mr. Halperin loaned the Company $4.7 million in interim financing in the form of 8% short-term notes. The transaction is scheduled to close by November 16, 2001, as extended; however, there is no assurance that the closing will occur. If the transaction is not completed, the Company will be required to explore alternative sources to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows. There can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future

On October 23, 2001, the Company received a proposal from a U.S. subsidiary of an Asian-based public company to enter into a strategic business relationship. The proposal contemplates an international distribution agreement, an equity investment in the Company and certain other business relationships, subject to terms and conditions to be negotiated. There is no assurance that such agreements will be completed on terms acceptable to management.

It is not intended that the Company will complete both of these transactions; however, the Company is dependent upon the completion of one of the two alternatives to provide the working capital needed until the Company begins to generate positive cash flows. If neither transaction is completed, the Company will be forced to pursue other alternatives; however, there can be no assurance that such alternatives will be available on terms acceptable to management, if at all.

        Business

The Company is a manufacturer and supplier of integrated, enterprise class storage solutions for computing operations that support multiple operating platforms, including Windows NT, Windows 2000, Solaris, Linux, SGI and MAC. Designed for storage intensive environments such as the Internet or other mission-critical applications, the Company's products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer System Interface), and SCSI
architectures. The Company also manufactures storage management software and complements its product offerings with SAN-ready solutions.

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

        Net Income (Loss) Per Common Share (EPS)

Basic EPS is calculated by dividing the net income (loss) applicable to common stock by the weighted average number of shares outstanding during the period. Diluted EPS includes the effect of potentially dilutive securities. During the nine months ended September 30, 2001 and 2000, the effect of including potentially dilutive securities would have been anti-dilutive and were accordingly excluded from the calculation of diluted net loss per share.

As of October 31, 2001, outstanding potentially dilutive securities consisted of (in thousands):

     Convertible preferred stock                                   20,877
     Stock options                                                  3,013
     Warrants                                                       3,304
                                                               ----------
     Total                                                         27,194
                                                               ==========

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company expects its implementation of SFAS 142 to result in discontinuing amortization of unamortized goodwill with a carrying amount of $2.1 million as of September 30, 2001. Amortization for the nine months ended September 30, 2001 amounted to $.3 million.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect SFAS 144 will have a material impact on the Company's financial position or results of operations.

(2) GOODWILL

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and amortized under the straight line method over seven years. Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts. During the fourth quarter of 2000, the Company recorded a write-down of goodwill of $12 million, which was determined to have been impaired because of the Company's projected inability to generate sufficient future operating income from the assets acquired in a 1999 acquisition. At September 30, 2001, unamortized goodwill of $2.1 million was not considered to be impaired. Amortization of goodwill amounted to $.3 million and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively.

(3) BORROWINGS

        Revolving Credit Facility (Bank Line of Credit)

The Company's Bank Line of Credit currently provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.25 million or 20% of eligible inventory, as defined, bears interest at prime (6.00% at September 30, 2001) plus 2.5%, is scheduled to mature in April 2002 and is collateralized by substantially all of the Company's assets. The Bank Line of Credit also provides for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, the Company has not been in compliance with the minimum net worth and net income requirements and is in technical default under the compliance provisions of the Bank Line of Credit.

The lender and the Company are negotiating an amendment to the Bank Line of Credit which, among other items, would provide that the maximum availability would be reduced to $5 million. There can be no guarantee that the Company will be successful in its negotiations with the lender. If the Company is not successful, the Company will need to seek replacement financing which may not be available given the Company's history of losses, existing negative working capital and stockholders' deficit.

As of September 30, 2001, the outstanding balance of the Bank Line of Credit was $2.5 million and an additional $399,000 was available based on eligible collateral.

        Other Borrowings/Extraordinary Gains

At September 30, 2001, the Company's other short-term borrowings of $5.85 million included (i)$1.9 million with interest at 10% per annum, including $1.45 million due to Mr. Levy, maturing on December 31, 2001, as extended, and
(ii)$3.95 million with interest at 8% per annum, due to Mr. Halperin, with $1 million due on demand and the remaining $2.95 million due November 15, 2001 (see
Note 7 to Consolidated Financial Statements).

In connection with the $1.9 million 10% notes, the Company issued warrants to purchase an aggregate of 625,000 shares (including 400,000 warrants to Mr. Levy) of the Company's common stock at exercise prices ranging from $.45 to $.75 per share, exercisable at issuance and expiring on June 30, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $155,000 and were recorded as a discount to the notes.

At December 31, 2000, the Company's aggregate long-term debt was $7.3 million (including $1.7 million due to Mr. Levy). Subsequent to December and through March 31, 2001, the Company borrowed an additional $4.5 million (including $1.9 million from Mr. Levy), of which $3.8 million was convertible into the Company's common stock at $1.00 per share. In connection with certain of this debt, the Company issued warrants to purchase an aggregate of 1,137,500 shares (including 512,500 warrants to Mr. Levy) of the Company's common stock, principally at $1.20 per share, exercisable at issuance and expiring, principally on March 31, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $396,000 and were recorded as a discount to the notes. Effective April 12, 2001, holders of the Company's notes payable totaling $11.9 million on that date (including $110,000 in accrued interest) exchanged their notes (the Exchange) for Series H and Series I Convertible Preferred Stock (see Note 4 to Consolidated Financial Statements) with a stated value of $11.9 million (including $3.6 million held by Mr. Levy). Accordingly, during the second quarter of 2001, the Company recorded a $.4 million extraordinary loss from debt extinguishment, representing the unamortized discount on the notes.

During the third quarter of 2001, the Company recognized extraordinary gains of $1.1 million from negotiated discounts on purchases with vendors. The extraordinary loss on debt extinguishment and the extraordinary gains from discounts with vendors have been aggregated and reported as extraordinary gains from debt extinguishment of $.7 million during the nine months ended September 30, 2001.

During the three and nine months ended September 30, 2001, $0 and $190,000 of discount was amortized to interest expense, respectively.

(4) PREFERRED STOCK

At September 30, 2001, the Company had four classes of preferred stock (Series D, E, H and I) with an aggregate stated value of $19.7 million. Series D Convertible Preferred Stock, with an aggregate stated value of $2 million at September 30, 2001, accrued dividends at 8% per annum, payable quarterly, and was converted under an automatic conversion feature on October 29, 2001 into 2,000,000 shares of the Company's common stock based on a conversion price of $1 per share. Series E Convertible Preferred Stock, with an aggregate stated value of $3.5 million (including $1.5 million held by Mr. Levy) at September 30, 2001, accrued dividends at 9% through June 7, 2001 and 10% thereafter, payable quarterly, and is convertible by the holder at any time into an aggregate of 1,166,666 shares (including 500,000 shares as to Mr. Levy) of the Company's common stock, based on a conversion price of $3 per share. The Series H and I Convertible Preferred Stock with an aggregate stated value of $14.2 million, issued in April 2001, accrue dividends at 10% per annum, payable quarterly, and are convertible by the holder into shares of the Company's common stock based on a conversion price of $.72 per share.

At December 31, 2000, the Company had two additional classes of preferred stock. The Company's Series F Convertible Preferred Stock, with a stated value of $.8 million at December 31, 2000, was converted into an aggregate of 240,533 shares of the Company's common stock in May 2001. The Series G Preferred Stock, with a stated value of $2 million (held by Mr. Levy), accrued dividends at 10%, payable quarterly, and was redeemable at the Company's option. Attached to the Series G Preferred Stock was a warrant to purchase 500,000 shares of the Company's common stock at $1.50 per share, exercisable from July 1, 2001 through December 31, 2003 (the Warrant). The Warrant provided that if any portion of the Series G Preferred Stock was redeemed by the Company prior to June 30, 2001, a corresponding pro-rata portion of the Warrant would be cancelled. Effective April 12, 2001, Mr. Levy exchanged the Series G Preferred Stock and the Warrant for Series I Convertible Preferred Stock with a stated value of $2.1 million (including $57,000 of accrued dividends).

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

As of December 31, 2000, there were unused net operating loss carryforwards (the NOL's) for regular federal income tax purposes of approximately $41.5 million and for California tax purposes of approximately $7.7 million expiring from 2006 through 2020 and 2001 through 2010, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.2 million, which expire from 2002 through 2018 and in conjunction with the Alternative Minimum Tax (AMT) rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 2000, which may be used indefinitely to reduce regular federal income taxes.

The utilization of approximately $7.2 million of the federal NOL carryforwards and approximately $2 million of the California NOL carryforwards is limited annually to approximately $.4 million due to an acquisition, which caused a change in ownership for income tax purposes. The NOL carryforwards may be subject to further limitation as a result of recent and proposed equity transactions (see Note 1 and 3 to Consolidated Financial Statements).

At September 30, 2001 and December 31, 2000, a 100% valuation allowance has been provided on the Company's deferred tax assets because it is more likely than not that loss carryforwards will not be realized based on recent operating results.

(7) OFFER FROM PRIVATE INVESTOR

On June 26, 2001, the Company received an offer from Mr. Halperin to purchase an approximate 45% equity interest in the Company for $12 million (the "Halperin Offer"). Subsequently, Mr. Halperin increased the amount of the proposed investment to $16.4 million, consisting of $13.3 million to purchase an approximate 49% equity interest and a $3.1 million five year loan. The Halperin Offer provides that the total consideration will consist of approximately $10.6 million in cash and approximately $5.8 million in freely-tradeable, marketable securities and requires the Company to cause all of its preferred stock (except Series H) to be converted into common stock. The closing of the Halperin Offer is scheduled to occur on November 16, 2001, as extended; however, there is no assurance that the closing will occur. If the transaction is not completed, the Company will be required to explore alternative sources to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows. There can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

If the Halperin Offer is closed as contemplated, the Company will issue to Mr. Halperin Series J Convertible Preferred Stock which will be converted into shares of the Company's common stock upon approval by the stockholders of the Company of (i) the Halperin Offer, and (ii) an increase in the number of authorized common shares of the Company from 75 million to 200 million.

As of October 31, 2001, Mr. Halperin had loaned the Company $4.7 million in interim financing in the form of 8% short-term notes. Of this amount, $3.1 million is scheduled to be converted into a five-year, 8% term loan at closing and $1.6 million applied to the amount Mr. Halperin pays for the 49% investment.

In connection with the Halperin Offer and the interim financing provided by Mr. Halperin, on August 15, 2001 the Board elected Mr. Halperin as Chairman of the Board, replacing then current Chairman, Mr. Levy, who became Vice Chairman and who is continuing to serve as Chief Executive Officer of the Company.

(8) SEGMENT INFORMATION

The Company operates predominantly in one business segment, information storage solutions.

(9)  SALES AND CUSTOMER INFORMATION

During the nine months ended September 30, 2001 and 2000, no single customer accounted for greater than 10% of the Company's sales.

Included in sales and cost of sales during the three months ended September 30, 2001 is $.6 million and $.3 million, respectively, related to the sale of inventory to a customer that also purchased substantially all of the Company's servicing business during that period. The revenues and related cost from the sale of the servicing business have been deferred and are being recognized on a straight line basis through June 2002. Terms of the sale of the inventory included a note receivable from the buyer for $.4 million.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of discussions regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements. Such statements are based on information currently available to management, and we assume no obligations to update any forward looking statements since these current expectations are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the closing of the Halperin Offer and/or the strategic business relationship, our future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance of our new product lines, price competition, conditions in the technology industry and the economy in general, as well as legal proceedings. The economic risk associated with materials cost fluctuations and inventory obsolescence is significant to us. The ability to manage our inventories and deliver products to our customers through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

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

Overview

We are a manufacturer and supplier of integrated, enterprise class storage solutions for computing operations that support multiple operating platforms, including Windows NT, Windows 2000, Solaris, Linux, SGI and MAC. Designed for storage intensive environments such as the Internet or other mission-critical applications, our products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer System Interface), and SCSI architectures. We also manufacture storage management software and complement our product offerings with SAN-ready solutions. We market products through a global network of OEMs, resellers, systems integrators and a direct sales force in the United States.

                              Results of Operations

For the three months ended September 30, 2001 and 2000, we incurred net losses of $1.2 million and $4.0 million, respectively. The 2001 third quarter included extraordinary gains of $1.1 million realized from negotiated discounts on purchases with vendors.

We also incurred net losses of $8.5 million and $4.3 million for the nine month periods ended September 30, 2001 and 2000, respectively. The 2001 nine month period included extraordinary gains of $.7 million, net of a $.4 million extraordinary loss from debt extinguishment. The 2000 nine-month period included a one-time $5.6 million gain on sale of assets of Borg recognized during the first quarter of 2000 (see Note 5 to Consolidated Financial Statements).

Sales

Net sales for the three and nine months ended September 30, 2001 decreased to $4 million and $14.2 million, respectively, from $9.5 million and $32.9 million for the comparative periods in 2000. The significant decreases reflect the transition from our older technology legacy products to our technology solutions centered around our new NexStor 2U (3.5 inch high) storage enclosures and RAID systems as well as the recent economic downturn which has caused customer delays in purchasing technology and other equipment. During 2001, we experienced growth in our indirect customer base and plan to further expand our indirect channel business, which we believe will provide a new source of revenues. In order to take advantage of the opportunities available in the indirect business channels, we have shifted our sales and marketing strategy to provide greater technical, marketing and sales support to our indirect sales function. As part of this strategy, since January 2001 we significantly reduced our direct sales personnel and related costs, and are currently focusing our direct sales team to targeted markets as well as existing large customers.

During the nine months ended September 30, 2001, our sales revenues consisted of $8.7 million in direct sales to end users, $3.1 million in indirect sales to OEMs, resellers and other channel business and $2.4 million in service revenues representing 61%, 22% and 17%, respectively, of our sales revenues. For the year ended December 31, 2000, direct, indirect and service revenues represented 75%, 14%, and 11%, respectively, of our sales revenues. Sales during the three and nine months ended September 30, 2001 included $.6 million related to the sale of inventory to a customer which also purchased substantially all of our servicing business during the quarter.

Cost of Sales/Gross Margins

Gross margins were 35% and 28% for the three and nine months ended September 30, 2001, respectively, compared to 26% and 29% for the comparative periods in 2000. The increase in gross margin percentage during the 2001 quarter was primarily due to decreased material costs, partially offset by the effect of the level of fixed costs inherent in our operations as compared with significantly lower sales revenues. Our gross margins are dependent, in part, on material costs and product mix, which fluctuates from time to time. Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in prices.

Operating Expenses

        Selling and Marketing

Selling and marketing expenses decreased to $1.1 million and $4.7 million for the three and nine months ended September 30, 2001, respectively, from $2.4 million and $7.2 million for the comparative periods in 2000, representing a $1.3 million and $2.5 million decline for the respective periods. The decreases resulted principally from our overall reduction in workforce as part of the changes in our sales and marketing efforts discussed under "Sales".

        General and Administrative

General and administrative expenses decreased to $1.2 million and $3.7 million for the three and nine months ended September 30, 2001, respectively, from $1.4 million and $5.3 million for the comparative periods in 2000, representing a $.2 million and $1.6 million decline for the respective periods. The decreases are primarily attributed to our overall reduction in workforce.

        Research and Development

Research and development expenses were $.8 million and $.9 million for the three month periods ended September 30, 2001 and 2000, respectively. For the nine month periods ended September 30, 2001, research and development expenses increased to $2.8 million from $2.5 million for the comparative period in 2000 as a result of our increased efforts to complete development of our NexStor product line. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in immediate future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2001 was $.4 million and $1.3 million, respectively, as compared to $1.1 million and $3.4 million for comparative periods in 2000. The decreases were due to reduced amortization resulting from the fourth quarter 2000 write-down of $12 million of goodwill which was determined to have been impaired because of our projected inability to generate sufficient future operating income from the assets acquired in a 1999 acquisition.

Interest Expense

Interest expense was $.1 million and $.7 million for the three and nine months ended September 30, 2001, respectively, compared to $.3 million and $.9 million for the comparative periods in 2000, representing decreases of $.2 million for each comparative period. The decreases are attributable to a combination of decreased lower average borrowings and substantially lower interest rates.

Preferred Stock Dividends

During the three and nine months ended September 30, 2001, dividends on our preferred stock increased to $.5 million and $1.1 million, respectively, from $.1 million and $.5 million for comparative periods in 2000. Preferred stock dividends, principally at 10% per annum, increased during 2001 primarily due to the issuance of $2 million of preferred stock on December 29, 2000 and $11.9 million of preferred stock in April 2001 (see Note 4 to Consolidated Financial Statements), partially offset by the conversion of $3.0 million of the Series C Convertible Preferred Stock to common stock in July 2000.

                         Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $21.9 million, $18.7 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, and $8.5 million for the nine months ended September 30, 2001. In addition, we have negative working capital and a stockholders' deficit at September 30, 2001. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

During most of 2000, our management team formulated and implemented our current product strategy centered around our NexStor 2U line of SAN-ready storage solutions. This strategy included the transition from our older technology legacy products to the newer technology solutions, which we began shipping in the third quarter of 2000. During the second half of 2000 and the first nine months of 2001, the decline in revenues of our older products exceeded the increase in sales of our newer technology solutions, which contributed to our operating losses.

During 2001, we shifted our sales and marketing strategy to provide greater technical, marketing and sales support to expand our indirect customer channel base (OEMs, resellers and system integrators). As part of this strategy, since January 2001, we have significantly reduced our direct sales personnel and related costs, and are currently focusing our direct sales team to targeted markets as well as large customers. Our operating results are expected to be positively affected by an increase in indirect sales; however, there is no assurance that an increase will occur.

Historically, we have been successful in securing significant amounts of equity and debt financing to support our operating deficits. Since late 1997 through October 31, 2001, we obtained net cash proceeds of $43.2 million from private investors, including an aggregate of $14 million from Mr. Levy and $8.1 million from Mr. Halperin. Of these amounts, $11.5 million was received since December 31, 2000, including $3.5 million from Mr. Levy and $4.7 million from Mr. Halperin (see Note 7 to Consolidated Financial Statements).

In June 2001, we received an offer, as amended, from Mr. Halperin to purchase an approximate 49% interest in our company for an aggregate investment of $16.4 million (including a $3.1 million five year loan) (see Note 7 to Consolidated Financial Statements). In connection with this offer, from August 14, 2001 through October 31, 2001, Mr. Halperin loaned us $4.7 million in interim financing in the form of 8% short-term notes. Of this amount, $3.1 million is scheduled to be converted into a five-year, 8% term loan at closing and $1.6 million applied to the amount Mr. Halperin pays for the 49% investment. The transaction is scheduled to close by November 16, 2001, as extended; however, there is no assurance that the closing will occur. If the transaction is not completed, we will be required to explore alternative sources to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows. There can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future

On October 23, 2001, we received a proposal from a U.S. subsidiary of an Asian-based public company to enter into a strategic business relationship. The proposal contemplates an international distribution agreement, an equity investment in our company and certain other business relationships, subject to terms and conditions to be negotiated. There is no assurance that such agreements will be completed on terms acceptable to management.

It is not intended that the Company will complete both of these transactions; however, the Company is dependent upon the completion of one of the two alternatives to provide the working capital needed until the Company begins to generate positive cash flows. If neither transaction is completed, the Company will be forced to pursue other alternatives; however, there can be no assurance that such alternatives will be available on terms acceptable to management, if at all.

Consolidated Statements of Cash Flows

        Operating Activities

Net cash used by operating activities amounted to $8.0 million and $8.3 million for the nine months ended September 30, 2001 and 2000, respectively. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $6.1 million and $6.3 million, respectively. During 2001 and 2000, we used cash of $3.8 million and $.8 million, respectively, in the reduction of accounts payable and other liabilities. During 2000, an additional significant use of cash was an increase in inventories in the amount of $2.1 million (principally due to our investment in new products). Cash was provided by net collections of accounts receivable of $1.2 million and $.8 million for 2001 and 2000, respectively.

        Investing Activities

Net cash used by investing activities was $.1 million for the nine months ended September 30, 2001. Net cash provided by investing activities in 2000 of $6.1 million was principally due to $7 million in net cash proceeds from the Borg Sale.

        Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2001 amounted to $8.9 million and primarily consisted of borrowings of $10.2 million from private investors (including $3.95 million from Mr. Halperin and $3.3 million from Mr. Levy), of which $4.4 million was satisfied by the issuance of convertible preferred stock in April 2001, partially offset by a net reduction of our Bank Line of Credit of $1.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $1.7 million which principally consisted of $1.2 million in proceeds from the exercise of stock options and warrants, $.7 million in proceeds from an equity draw down facility, partially offset by the payment of $.7 million of preferred stock dividends.

Bank Line of Credit

Our Bank Line of Credit currently provides for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.25 million or 20% of eligible inventory, as defined, bears interest at prime (6.0% at September 30, 2001) plus 2.5%, is scheduled to mature in April 2002 and is collateralized by substantially all of our assets. The Bank Line of Credit also provides for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, we have not been in compliance with the minimum net worth and net income requirements and are in technical default under the compliance provisions of the Bank Line of Credit.

We are negotiating the terms of an amendment to the Bank Line of Credit which, among other items, would provide that the maximum availability would be reduced to $5 million. There can be no guarantee that we will be successful in our negotiations with the lender. If we are not successful, we will need to seek replacement financing which may not be available given our history of losses, existing negative working capital and stockholders' deficit.

As of September 30, 2001, the outstanding balance of the Bank Line of Credit was $2.5 million and an additional $399,000 was available based on eligible collateral.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. We expect our implementation of SFAS 142 to result in discontinuing amortization of unamortized goodwill with a carrying amount of $2.1 million as of September 30, 2001. Amortization for the nine months ended September 30, 2001, amounted to $.3 million.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect SFAS 144 will have a material impact on the Company's financial position or results of operations.

                               Effect of Inflation

Inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2001.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate Bank Line of Credit ($2.5 million outstanding balance at September 30, 2001). Therefore, we are subject to a certain amount of risk arising from increases to the prime rate.


Part II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

(a)     Exhibits:

10.1 10% Subordinated Promissory Note for $150,000 dated August 7, 2001, between Registrant and H. Irwin Levy

10.2 10% Subordinated Promissory Note for $200,000 dated September 25, 2001, between Registrant and H. Irwin Levy

10.3 8%  Promissory  Note  for  $2,100,000,   dated  August  14,  2001,  between
     Registrant and Halco Investments, L.C.

10.4 8% Revolving Credit Note for $1,000,000, dated August 14, 2001, between Registrant and Halco Investments, L. C.

10.5 8% Promissory Note for $1,275,000, dated September 10, 2001, between Registrant and Halco Investments, L. C.

10.6 8% Promissory Note for $332,442, dated October 29, 2001, between Registrant and Halco Investments, L. C.

10.7 Letter Agreement, dated August 31, 2001, extending the maturity date of certain notes previously filed as exhibits to Registrant's Form 10-Q for the quarter and six months ended June 30, 2001, between Registrant and H. Irwin Levy to December 31, 2001

10.8 Letter Agreement, dated August 31, 2001, extending the maturity date of note filed as exhibit to Registrant's Form 10-Q for the quarter and six months ended June 30, 2001, between Registrant and The Charlotte Marden 1993 Trust to December 31, 2001

(b)     Reports on Form 8-K:

        The Registrant was not required to file Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             nSTOR TECHNOLOGIES, INC.
                                   (Registrant)

                              /s/ Jack Jaiven
November 8, 2001             ----------------------------
                             Jack Jaiven
                             Principal Accounting Officer