Form 10-K
period 2001-12-31
NSTOR TECHNOLOGIES INC
filed 2002-04-08
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
-----  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- AND EXCHANGE ACT OF 1934

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


Common Stock, par value $.05 per share (Common Stock), was the only class of voting common equity of the Registrant outstanding on December 31, 2001. Based on the last sales price of the Common Stock on the American Stock Exchange
(AMEX) on March 5, 2002 ($.20), the aggregate market value of the approximately 36,778,000 shares of the voting Common Stock held by non-affiliates was approximately $7.4 million.


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:


             114,603,144 shares of Common Stock, par value $.05 per
                  share, were outstanding as of March 5, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Definitive Proxy Statement of nStor Technologies, Inc.
                  for the 2002 Special Meeting of Stockholders
                           (incorporated in Part III)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                                     PART I

Item 1.   Business

GENERAL

nStor Technologies, Inc. designs, develops and manufactures direct attached and SAN (Storage Area Network) ready data storage enclosures and Storage Management Software used in storage solutions for computing operations. We incorporated as a Delaware corporation in 1959 and initially acquired our computer storage business in 1996. References in this Form 10-K to "we", "our", "us", the "Company", and "nStor" refer to nStor Technologies, Inc. and its consolidated subsidiaries.

Our product line supports a variety of operating systems, including Windows NT and Windows 2000, Macintosh, SGI IRIX, Sun Solaris, and Linux, and utilizes technology architectures such as Fibre Channel, Ultra SCSI (Small Computer Systems Interface), Ultra2 LVD (Low Voltage Differential) SCSI, Ultra160 SCSI (160MB/sec) and Ultra 320SCSI (320MB/sec). Our RAID (Redundant Array of Independent Disks) solutions provide data storage solutions, particularly for storage-intensive environments such as the Internet and mission-critical applications requiring substantial storage performance and capacity, such as document imaging, video and multimedia, or transaction-intensive environments, such as banking and order entry systems.

We market our products through direct sales personnel in the United States and indirectly through a global network of resellers and Original Equipment Manufacturer (OEM) partners.

Our executive and business headquarters are located at 10140 Mesa Rim Road, San Diego, California 92121 and our telephone number is (858) 453-9191. Our principal engineering offices are located in Lake Mary, Florida. Information regarding nStor can be accessed through the Internet at http:// www.nStor.com.

RECENT EVENTS

Effective March 1, 2002, we entered into a Reseller Agreement with a wholly-owned subsidiary of Pacific Electric Wire & Cable Company, Ltd (Pacific). The Agreement grants Pacific the right to market and sell our products for a period of two (2) years in Mainland China and Taiwan on an exclusive basis, and in the United States and Europe on a non-exclusive basis. The exclusivity right is conditioned upon minimum purchases by Pacific of $5 million through February 28, 2003 and $10 million during the subsequent year, and upon the parties agreeing, by the end of May 2002, on specific purchase prices to be paid by Pacific.

In connection with our efforts to develop further strategic business relationships with Pacific, effective March 1, 2002, we granted Pacific an option to purchase up to thirty (30) million newly issued shares of our common stock for a purchase price of $.40 per share, expiring on November 30, 2002.

INDUSTRY

The demand for increased information and data storage capacity has grown dramatically as new storage applications create greater efficiencies. A significant growth in Internet users and Internet business transactions has resulted in the creation of millions of new web sites. Environments that have traditionally been paper-intensive such as insurance, healthcare, education, law firms, and government agencies have embraced the use of document imaging technology. Specific sectors such as broadcasting, entertainment, music, and animation have now fully transitioned their operations to the digital realm. This exponential growth of computerized data has accelerated the need for available and reliable data storage solutions. To meet this need, companies are investing in new centralized storage infrastructures that not only meet their demands today, but also lay the groundwork for their future needs.

As corporate Information Technology (IT) environments increase their server-based infrastructure to include storage-centric solutions, the areas of fault-tolerance and storage management play a vital role in protecting businesses' critical data. To meet this escalating demand, storage suppliers are transitioning their RAID solutions into SAN's and Network Attached Storage (NAS) environments, the two fastest growing sectors in the data storage marketplace. To successfully compete in this aggressive market, companies need innovative products, strong integration expertise, and excellent support services.

PRODUCT STRATEGY

We believe our NexStor 3000 2U (3.5 inches) product line leads the industry in terms of rack space density. The product line is offered for Fibre Channel, SCSI, and Fibre-to-SCSI environments. Our storage enclosures feature fully redundant, hot-swappable components and support the industry's fastest and most dense disk drives. NexStor's advanced design and capability are targeted to the mid-range to enterprise computing environment. The NexStor products designed by us include SAF-TE (SCSI Access Fault-Tolerant Enclosure Services) and SES-compliant (SCSI Enclosure Services) modules that can store up to 1.44 Terabytes (TB) of data in a 3.5-inch, or 2U increment of rack space. With the anticipated arrival of new disk drive technology later this year, we expect to expand this capacity to 1.76TB in that same amount of space.

Our current hardware products include SAN-ready Fibre RAID and RAID-ready Fibre JBODs (Just a Bunch of Disks). In October 2000, the NexStor Fibre product line was expanded to include a 12-bay module featuring increased spindle count that enhances throughput performance. During that same month, we also announced the newly developed 802S SCSI storage solution offering for the SCSI marketplace. Historically, our SCSI product offerings were the mainstay for the majority of nStor's customer base. During 2001, we announced further development of our SCSI product line in the form of 8- and 12-bay SCSI RAID enclosures as well as a 12-bay JBOD module to round out our NexStor Ultra160 SCSI product line.

Our AdminiStor software complements our NexStor product line as a web-based Storage Management Software suite that is used to configure RAID controllers, monitor and report storage status, and manage disk arrays. AdminiStor provides local or remote monitoring and management with remote notification (e-mail and/or pager alerts to individuals or groups) for both Windows and Unix environments, allowing users to manage data from remote locations.

At the November 2001 Comdex Show, we displayed our next generation of enclosure architecture that is designed to provide Ultra320 SCSI and 2Gbit (2GB/sec) Fibre Channel connectivity, doubling current performance architecture. The new design, the 4000 Series, leverages our 3.5-inch (2U) design and will be one of the first fully compatible Ultra320 designs available to the market. This new SCSI enclosure design permits the integration of two SCSI RAID controllers within the same 3.5-inch form factor, eliminating the dependency of an additional RAID controller subsystem resulting in a more cost-effective design targeted at the cost-sensitive, entry-level SCSI marketplace.

The 2Gbit Fibre Channel 4000 Series products provide high-availability storage with flexibility and scalability to meet a customer's growing storage requirements. This new Fibre Channel product line will allow nStor to enhance the current integrated controller design while increasing more of the SAN capabilities of the RAID controller. Fibre Channel has been the choice for mid-range to enterprise-level storage, and we expect that it will continue to grow as cost savings are realized by sharing the same managed storage pool for multiple servers. This product is targeted to become the storage foundation for newly deployed SANs.

The new 4000 Series designs (SCSI and Fibre Channel) will be introduced in 12-bay versions, backward compatible to the prior 3000 Series, and will also be managed by AdminiStor software. We feel that since neither Ultra320 nor 2Gbit Fibre Channel has been completely accepted as a replacement for current product technologies, our new product offerings should provide an opportunity to gain a greater foothold in the OEM and System Integrator marketplace.

CURRENT PRODUCT OFFERINGS

NexStor 3150F / 3250F and 802F / 1202F - Fibre Channel JBOD (RAID-ready) and RAID Systems

Our Fibre Channel products include the SAN-ready 3150F and 3250F complimented by the RAID-ready 802F and 1202F. The NexStor 3150F is an 8-bay module, designed to meet high capacity needs while fitting into a small space. It connects up to fifteen 802F JBOD modules behind a single set of RAID controllers, scaling up to 22 TB of storage within 56 inches of space. The 802F/3150F capacity solution takes advantage of the largest capacity disk drives on the market by supporting both 1 and 1.6-inch drives. The NexStor 802F JBOD product allows a customer to grow to extreme capacity points and upgrade to the high-availability 3150F within the same enclosure by simply integrating a pair of RAID controllers. This investment protection permits IT managers to grow in 3.5-inch modular shelves and convert to RAID capability as the computing environment dictates. The NexStor 3150F and 802F product series is targeted at sectors such as data warehousing and seismic analysis.

The NexStor 3250F is a 12-bay module, accommodating up to twelve 1-inch drives and offering higher performance through increased spindle count. It scales up to 876 GB in 3.5-inch increments and provides 33% more disk drives in the same space as the 8-bay series. The NexStor 3250F can connect up to seven additional 1202F JBOD modules behind a single set of RAID controllers, reaching a maximum capacity of 7 TB of storage within 28 inches of space. The NexStor 3250F and 1202F are designed for intense I/O applications that prioritize performance over capacity such as Online Transaction Processing (OLTP), database (Oracle, SQL, Microsoft Exchange Server) and video editing.

NexStor 3150S/3250S and 802S/1202S  - SCSI JBOD (RAID-ready) and RAID Systems

The NexStor 802S was our first Ultra160 JBOD product in our 3.5-inch form factor and served as the foundation for the later release of RAID and 12-bay Ultra160 SCSI designs. nStor announced the release of the 12-bay and RAID Ultra160 versions during the second quarter of 2001 to complement the existing 8-bay JBOD. The 8-bay SCSI series featured the 3150S and 802S that accommodate up to eight 1.6 or 1-inch disk drives and offer up to 1.44TB of data storage. The 8-bay SCSI storage system is targeted for larger capacity storage environments such as pre-and post-production editing and research and development facilities. The introduction of the 12-bay RAID and JBOD SCSI series accommodates up to twelve 1-inch disk drives and offers up to 876GB of data storage. The 12-bay SCSI storage system is targeted for I/O intensive environments such as growing databases and the storage for a Microsoft Exchange Server.

With a large part of the storage market still using SCSI, the NexStor 802S/3150S and 1202S/3250S fill a direct-connect SCSI requirement still in demand by many IT environments. This product line is focused on providing high-performance, workgroup solutions with an entry-level price point. Like nStor's Fibre Channel product, the NexStor SCSI series offers an easy JBOD to RAID upgrade path to protect the investment of an entry-level JBOD purchase.

2002 Planned Product Offerings

For 2002 we are planning a redesign of our chassis to improve its price points and feature sets. The new line of products, the 4000 series, provides modular electronics and mechanical designs that will allow us to take advantage of new host and disk drive interface technologies more efficiently than our current design, while reducing overall manufacturing costs.

nStor 4000F and 4100F/4150F - Fibre Channel JBOD (RAID-ready) and RAID Systems

The next generation nStor Fibre Channel product line will have complete 2Gbit host to drive connectivity. The 4000F series is positioned to be a direct replacement of nStor's current 3000F series and will provide twice the possible bandwidth. Since drive manufacturers are focused on only releasing 1-inch low-profile disk drives, the 4000F will be a 12-bay enclosure system that can be a standalone JBOD (4000F), a single RAID controller system (4100F) or a dual RAID controller system (4150F). The 4000F JBOD system protects a customer's storage investment as RAID controllers can be simply integrated into the back of the system for instant RAID protection in the same 3.5-inch form factor. With twelve 144GB disk drives, the 4000F series will be able to scale up to 18TB in 1.76TB, 3.5-inch modular increments. This modular design allows customers the `pay as you grow' ability in a space-saving, high-performance, high-availability storage system.

The 4000F JBOD and RAID series is currently in development and is planned for initial shipments in the second quarter of 2002, with full production volumes expected during the third quarter of 2002.

nStor 4000S and 4100S/4150S - SCSI JBOD (RAID-ready) and RAID Systems

To complement our Fibre Channel offering and broaden our product line to approach more market opportunities, nStor's SCSI product line is also being re-designed to add the latest Ultra320 technology and provide a more cost-effective storage system for the price sensitive SCSI marketplace. The initial introduction of the 4000 Series products will be a SCSI version with Ultra320 JBOD and Ultra160 RAID host connectivity.

The 4000S series will also incorporate a 12-bay enclosure technology and will house the latest, high-performance 15,000RPM and highest capacity 144GB disk drives, providing the fastest I/O transfers and the largest amount of storage capacity within a 2U form factor. The 4000S JBOD will have an Ultra320 bus architecture that will provide 320 MB/s single and 640 MB/s dual bus data paths. The 4000S JBOD is easily upgraded to the 4100S single RAID controller or the 4150S dual RAID controller system by simply integrating RAID controllers into the back of the storage system. The ability to integrate the SCSI RAID controllers directly into the back of the storage system eliminates the cost that the previous 1U nStor SCSI controller bridgehead required to convert a JBOD into a high-availability RAID system.

The 4000S is designed to be a direct replacement of the current 3000S product line and is planned for initial shipments by the end of the first quarter of 2002 with full production volumes by the end of the second quarter of 2002.

AdminiStor

nStor's AdminiStor Storage Management Software suite allows administrators to configure, manage, and monitor all of nStor's product lines from anywhere in the world. AdminiStor is comprised of two applications, AdminiStor RCU and AdminiStor Plus. AdminiStor RCU (RAID Configuration Utility) is the basic configuration utility that allows an administrator to configure and assign storage from a server that is directly connected or on the same SAN as the storage. AdminiStor Plus is the expansion of AdminiStor RCU and provides greater flexibility for the IT manager. Through the use of AdminiStor Plus, storage systems directly-connected or part of a SAN architecture can be managed from any location utilizing a standard web-connection. The enhanced Plus version of the software allows remote fault notification and multiple party fault notification. Offering different levels of security, AdminiStor allows administrators to define who will be able to view the configuration, change parts of the configuration, or have complete authority over their storage subsystem. AdminiStor is JAVA-based and provides heterogeneous support for multiple platforms with an easy to understand tree structure to outline the storage. The GUI (Graphic User Interface) is displayed in user-friendly Netscape(R) Navigator or Microsoft(R) Internet Explorer.

Technical Service

We offer a range of full-time service and support programs through a third party service company, providing customers with a variety of on-site and help-desk support services (see Technical Support and Customer Service).

SAN Solutions

As an alternative to direct-connect, server-attached storage, networked storage architectures have been gaining popularity. SANs provide the scalability, accessibility, and manageability to satisfy present and future business computing requirements.

We develop, test, and install high availability SAN storage solutions in both clustered and heterogeneous server environments. In addition to our SAN-ready Fibre Channel products, we also offer pre-tested and certified switches and attach kits necessary for a complete SAN architecture.

As the need for storage continues to grow, the physical space required to hold racks of storage systems becomes a premium. We believe our focus on providing space-sensitive, high capability, and fully integrated SAN solutions will help us compete successfully in this growing market. We believe our enhanced SAN capability, now included in our AdminiStor software, further extends our SAN installation and integration capabilities. However, there can be no assurance that we will be successful in these efforts due to the possibility of increased competition, the development or advancement of alternative technologies, and other factors.

PROPRIETARY TECHNOLOGY

We rely upon patent, copyright and trademark protection, as well as non-disclosure and confidentiality agreements with employees and customers, to establish, protect and preserve our proprietary rights. We own registered trademarks or copyrights for AdminiStor, GigaRAID, Enterprise Storage Packaging, RAID Lite, Rapid-Tape, StorView, WEB STORAGE MANAGER, and "for the life of your data". In addition, we have patents pending on data storage chassis with adaptable rack monitoring and disk drive storage enclosures with isolated cooling paths for storage media. For a discussion of certain risks relating to the protection of our intellectual property rights, see Risk Factors - Potential Infringement of Intellectual Property Rights.

SALES AND MARKETING

We market our products and services through direct sales personnel to end-users in the United States and indirectly through a global network of OEM partners and volume channels such as Systems Integrators and Value Added Resellers (VARs).

Direct and indirect product sales represented 43% and 35%, respectively of our total sales in 2001, compared to 75% and 14%, respectively, in 2000, reflecting the shift in our sales and marketing strategy to provide greater technical marketing and sales support to our indirect sales function. One customer (indirect) accounted for 12% of net sales in 2001. No customers accounted for more than 10% in 2000. In 1999, two customers, Silicon Graphics (indirect) and Intel (direct), accounted for 15% and 11%, respectively, of our 1999 sales.

Service contracts, principally with end-users, represented 22% and 11% during 2001 and 2000, respectively. During 2001, we sold substantially all of our servicing business and we expect servicing revenues to be insignificant in 2002. The increase in service revenue for 2001 is primarily the result of recognizing the remaining unamortized service revenue following the sale of our servicing business. Substantially, all of our servicing business is currently contracted through a third party service company.

OEM-grade products are primarily sold directly to OEM server manufacturers for integration into their product offerings. Generally, the OEM products are labeled under the OEM's brand name where our products are frequently packaged as part of a complete data processing system or combined with other storage devices to deliver a storage subsystem. We believe OEM channel sales provide significant revenue opportunity, market visibility and credibility, and can serve as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEM's are strategic in nature and, therefore, require unique sales strategies. The sales and support organization must be highly technical and generally involves several corporate resources.

The sales model for product distribution in Europe and the Asia/Pacific-Rim is similar to the domestic OEM and Reseller channel model, utilizing Systems Integrators and VARs. Complementary pricing and margin structures and marketing programs support each sales channel. We believe this strategy allows us and our customers to effectively sell and market our products to their specific marketplace while maintaining channel integrity.

Our marketing plan utilizes a variety of programs to promote and develop new and expanding markets for our product lines and to support our sales strategy. The focal points of this plan include a supply of highly focused promotional material including product specification literature and application notes, web site innovation, development and promotion of the distribution channel, strategic media placement, regional, national and international tradeshow participation, and public relations.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

We provide technical support for pre-sales system design and manage post sales service through our enterprise resource planning software. Products are tracked through each stage of engineering, manufacturing and distribution for the entire life of a product, and our customer service department can view the history of each individual system.

We provide comprehensive customer and technical support for all of our products through our technical and customer services organization. A toll-free telephone number is provided for customer support.

Our standard warranty is a one-year return-to-factory policy, which covers both parts and labor. We pass on to the customer the warranty provided by the manufacturers for products that we distribute. We have not experienced material warranty claims; however, there can be no assurance that future warranty claims will not have a material adverse effect on our future financial condition and operating results. We also offer extended warranties (two, three and five years) and various levels of on-site service for our products, for which we contract primarily with third-party service providers. In addition, we offer a Depot Express program for certain of our products, which provides for advance replacement of failed components. If our Help Desk technical staff determines a replacement is necessary, we will ship a new component by the next business day, based upon availability. This service is available for a one-time fee at the time of the original purchase.

We also offer an Incident Depot Express program for certain of our products, which provides expedited shipment for failed components on a per-incident basis, based upon availability. This is a non-contracted service and requires a fee only if a component fails and a replacement is shipped.

MANUFACTURING AND SUPPLIERS

Our manufacturing operations are located in San Diego, California. Our products are assembled from components and prefabricated parts, such as controllers, cabinets, disk drives and power supplies, manufactured and supplied by others. We work closely with a group of regional, national and international suppliers, that are selected based on their ability to provide quality parts and components that meet our specifications and volume requirements. A number of our parts and components are designed specifically for integration into our products.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices. Although many of the components for our products are currently available from numerous sources at competitive prices, some of the components used in our products are presently available from a limited number of suppliers, or from a single supplier. Further, because of increased industry demand for many of those components, their manufacturers may, from time to time, be unable to make delivery of our orders on a timely basis. In addition, manufacturers of components on which we rely may choose, for numerous reasons, not to continue to make those components, or the next generation of those components, available to us. The inability to obtain a key product component as needed may cause a reduction in our sales volume.

We have no long-term supply contracts. There can be no assurances that we will be able to obtain, on a timely basis, all of the components we require. If we cannot obtain essential components as required, we could be unable to meet demand for our products, thereby materially adversely affecting our operating results and allowing competitors to gain market share. In addition, scarcity of such components could result in cost increases, which could materially adversely affect our operating results.

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

There can be no assurances that orders from existing customers will continue at their historical levels, that we will be able to obtain orders from new customers, or that existing customers will not develop their own storage solutions internally and as a result reduce or eliminate purchases. Loss of one or more of our principal customers, or cancellation or rescheduling of material orders already placed, could materially and adversely affect our operating results.

RESEARCH AND DEVELOPMENT

We have three engineering centers to facilitate our product development. Each of these centers of competency is focused on a different aspect of our product development strategy.

Lake Mary, Florida is the competency center for our enclosure technology and development. In addition to designing, developing and testing our storage enclosures, engineers in Lake Mary are also responsible for the design, development and successful integration of controllers (both nStor-developed controllers as well as third-party products) into our enclosure technology. All disk drive compatibility testing with nStor's product lines (SCSI and Fibre Channel) is conducted in Lake Mary.

San Diego, California is the competency center for our integrated solutions including an extensive SAN integration lab. Engineers in San Diego integrate the total SAN and general storage solutions that include internally developed and third party software and hardware components. The SAN interoperability lab focuses on SAN component selection and validation, integration and delivery of end-user solutions as well as solution testing for all our SAN-related products and services. In conjunction with the interoperability lab, San Diego hosts the AdminiStor software development and testing.

Taipei, Taiwan is the competency center for the development of our RAID controller technology and Fibre Channel drive firmware qualification for these controllers.

The information storage industry is subject to rapid technological change. Our ability to compete successfully is largely dependent upon the timely development and introduction of new products and our ability to anticipate and respond to change. We use engineering design teams that work with marketing managers, application engineers and customers to develop products and product enhancements. Computer I/O interface standards are maintained and an extensive disk drive qualification program is in place to monitor disk drives to ensure the quality and performance of the disk drives integrated into our disk arrays. As part of our development strategy, we actively seek industry leaders with whom we can initiate co-development activities in the hardware, software and systems businesses.

COMPETITION

The market for storage subsystems is subject to intense competition. We compete not only with other enclosure and disk array manufacturers, but also with manufacturers of proprietary, integrated computer systems and system integrators who sell computer systems containing general purpose RAID subsystems, most of which may have significantly greater financial and technological resources or larger distribution capabilities than we do.

Certain competitors may offer their products at lower sales prices than ours. Accordingly, we must often compete on the basis of product quality, performance and reliability in specific applications. Our continued ability to compete will largely depend upon our ability to continue to develop high performance products at competitive prices while continuing to provide superior technical support and customer service. For a discussion of certain of our major competitors, see Risk Factors - Intense Competition.

EMPLOYEES

As of February 28, 2002, we employed 71 full-time employees, of which 27 were involved in engineering, product development and technical support, 13 in sales and marketing, 22 in manufacturing and operations, and 9 in finance, management and administration. This number of employees represents a significant reduction in our work force over the past year. Our employees are not covered by collective bargaining agreements and there have been no work stoppages. We believe our employee relations are good.

We also believe that our future success will largely depend upon our ability to continue to attract, employ and retain competent qualified technical, marketing and management personnel. Experienced personnel are in great demand and we must compete with other technology firms, some of which may offer more favorable economic incentives to attract qualified personnel.

RISK FACTORS

In addition to the various risks ordinarily attendant to investments in entities in the technology industry, certain other material risk factors relating to our company and its business present a particularly high degree of risk. The specific risks set forth below are not considered, or deemed, to be exhaustive or definitive of all the material risks involved in our company's business.

        Recent Losses; Capital Needs

We have experienced negative cash flows from operations and have suffered substantial net losses for the years ended December 31, 2001, 2000 and 1999 of $14 million, $21.9 million and $18.7 million, respectively. At December 31, 2001, we had an accumulated deficit of $96.3 million. There can be no assurances that we will be able to achieve or maintain profitability on a quarterly or annual basis or that we will be able to achieve revenue growth.

Since January 1, 2001, and through February 28, 2002, we obtained $20.5 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received from Maurice Halperin, the Company's Chairman of the Board since August 15, 2001 and a principal stockholder, or companies controlled by Mr. Halperin (collectively, Mr. Halperin), consisting of $6 million in cash received between August 2001 and November 2001, and $6.1 million in marketable securities received in November 2001 (see Note 3 to Consolidated Financial Statements). Through February 28, 2002, we have received $2.3 million in cash from the sale of a portion of the marketable securities (see Note 6 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through February 28, 2002, also included $2.8 million from H. Irwin Levy, our Vice Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy). Additional cash of approximately $7 million was obtained during January 2000 when we sold substantially all the assets of our wholly-owned subsidiary, Borg Adaptive Technologies, Inc.

We are currently exploring alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside our control, there can be no assurances that such required additional funds will be available on terms acceptable to us, if at all, or that we will be able to generate positive cash flows from operating activities in the future.

        Inability to Comply with Financial Covenants

Since the fourth quarter of 2000, we have not been in compliance with the minimum net worth and net income covenants under our bank line of credit. On February 4, 2002, the bank advised us that the outstanding principal balance exceeded the borrowing base by $1.1 million and demanded immediate payment of the over-advance. The bank also indicated that our non-bank indebtedness of approximately $4.7 million was incurred in violation of the loan agreement. In addition, effective February 4, 2002, the bank applied certain amendments to the loan agreement and also advised us that it does not intend to renew the credit facility when it matures in April 2002. We are currently seeking a replacement lender, but there is no assurance we will be successful in obtaining a new credit line facility on terms acceptable to us, if at all. As of February 28, 2002, the outstanding balance of our bank line of credit was $1.3 million.

        Fluctuations in Operating Results

We have experienced significant period-to-period fluctuations in our operating results. These fluctuations are partially due to product design, development, manufacturing and marketing expenditures. If significant variations were to occur between forecasts and actual orders with respect to our products, we may not be able to reduce our expenses proportionately and operating results could be materially adversely affected. Our revenues in any period are dependent on the timing of product shipments, the status of competing product introductions, as well as the availability from suppliers of component parts required for our products. Like many other technology companies, a disproportionately large percentage of sales often occur in the closing weeks of each period. Any forward-looking statements about operating results made by members of our management will be based on assumptions about the likelihood of closing anticipated sales and other factors management considers reasonable based in part on knowledge of performance in prior periods. The failure to consummate any of those sales may have a disproportionately negative impact on our operating results, due to our fixed costs, and may thus prevent management's projections from being realized.

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

        New Line of Products

During 2001, we introduced a number of new products and are encouraging our customers to migrate to this new product line. These activities entail a number of risks and uncertainties, all of which could have a material and adverse affect on our business. Those risks and uncertainties, include, but are not limited to, the following:

  o customer  orders may be delayed while customers  evaluate new products;
  o the new line of products may contain unknown defects or "bugs";
  o customers may not purchase the new products; and
  o it will be more difficult to accurately predict future sales and financial performance.

        Rapid Technological and Customer Preference Changes

The open systems data storage market in which we operate is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in that market are difficult to predict and changes in those preferences could render our current or future products unmarketable. The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products as well as our new products being introduced obsolete and unmarketable. For example, if customers were to turn away from open systems computing, our revenues would decline dramatically.

Our success depends upon our ability to address the increasing technical requirements of customers, to enhance existing products and to develop and introduce, on a timely basis, new competitive products (including new software and hardware and enhancements to existing software and hardware) that keep pace with technological developments and emerging industry standards. If we cannot successfully identify, manage, develop, manufacture and market product enhancements or new products, our business will be materially and adversely affected.

        Intense Competition

The open systems data storage market is intensely competitive. We compete with traditional suppliers of computer systems such as Hewlett-Packard, Sun Microsystems, IBM, Compaq, and Dell, which market storage systems as well as other computer products, and which recently have become more focused on marketing storage systems. We also compete against independent storage system suppliers including, but not limited to, EMC, including its Clariion division, MTI Technologies and Dot Hill. Major competitors in our indirect customer business include Eurologic Systems, Xyratex and JMR Electronics.

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

Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition. In fact, competitive pricing pressures have had, and may continue to have, an adverse effect on our revenues and earnings.

If we are unable to develop and market products to compete with our competitors' products, our business will be materially adversely affected. In addition, if major customers who are also competitors cease purchasing our products so that they can concentrate on sales of their own products, our business could be materially adversely affected.

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

In February 2002, W. David Sykes, our former Executive Vice President of Marketing and Sales, filed a complaint against us in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with us. We believe that we acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes. We believe that we have good defenses to the claim and that we will not incur any material liability.

        Lack of Long Term Contracts

We generally do not enter into long-term purchase commitments with our customers and customers generally have certain rights to extend or to delay the shipment of their orders, as well as the right to return products and cancel orders under certain circumstances. The cancellation or rescheduling of orders placed by our customers, or the return of products shipped to them, could materially and adversely affect our business.

        Product Defects

Our open system data storage products may contain undetected software or firmware errors or hardware failures when first introduced or as new versions are released. We cannot be certain that, despite testing, errors will not be found in new products after commencement of commercial shipments.

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

        A Significant Percentage Of Our Expenses Are Fixed Which May Affect Our Operating Results

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

        Lengthy Sales Cycles

Customer orders generally range in value from a few thousand dollars to hundreds of thousands of dollars. The length of time between initial contact with a potential customer and sale of a product, or "sales cycle", also can vary greatly and can be as long as twenty-four months. This is particularly true for the sale and installation of complex, turnkey solutions, which often are sold directly to end users. Our revenues are likely to be affected by the timing of larger orders, which makes it difficult for us to predict such revenues. Revenue for a period could be reduced if large orders forecasted for a certain period are delayed or are not realized. Factors that could delay or defer an order include:

     o    time needed for technical evaluation by customers;
     o customer budget restrictions and changes to budgets during the course of a sales cycle;
     o    customer internal review and testing procedures; and
     o engineering work needed to integrate a storage solution with a customer's system.

        Potential Infringement of Intellectual Property Rights

We rely on a combination of trade secrets, copyrights, trademarks, patents, domain names and employee and third-party nondisclosure agreements to protect our intellectual property rights. The steps taken to protect our rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from developing products with features similar to our products. Furthermore, third parties may assert infringement claims against us or with respect to our products for which we have indemnification obligations to certain of our customers. Asserting our rights or defending against third-party claims could involve substantial expense, which could have a material adverse effect on our operating results. In the event a third party were successful in a claim that one of our products infringed the third party's proprietary rights, we may have to pay substantial damages or royalties, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on our operating results.

        Loss of Key Suppliers

We rely on other companies to supply certain key components of our products. Our products are typically designed to operate with unique components that are available from a single source. For example, certain of our products are dependent upon RAID controllers designed by one of our suppliers. Although we can use other suppliers, the delay in integrating these parts into our systems will increase product costs. Other components, while not dependent on one source, may, from time to time, be in short supply or unavailable for a period of time while alternative sources can be identified. Modification to the particular products, requalification of the products with applicable regulatory agencies, and additional testing to assure software and hardware is compatible can result in lost or deferred revenue as well as higher product costs.

In addition, we resell subsystems, software and services from others. This leaves us vulnerable to inadequate supply, uneven allocation in times of shortage, delays in order fulfillment, and order cancellations.

        Concentrated Customer Base

We operate predominantly in one business segment, open systems data storage products, including external RAID subsystems. In 2001, one customer accounted for 12% of our net sales and in 1999, two customers amounted to an aggregate of 26% of our net revenues. In 2000, no customers accounted for more than 10% of our net revenues.

An economic downturn in any industry or geographical area targeted by us, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby materially adversely affecting our operating results.

        Narrow Market

Substantially all of our revenues to date have been concentrated in the UNIX, Windows NT and Windows 2000 marketplace. A large portion of our revenues associated with versions of UNIX are manufactured by Sun Microsystems (Sun). If Sun were to change its policy of supporting open systems computing environments and if our products were thereby rendered incompatible with Sun products, our results of operations could be materially and adversely affected.

        Volatile Stock Price

Our common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including:

     o quarter to quarter variations in actual or anticipated financial results;
     o    announcements by us, our competitors or our customers;
     o    government regulations; and
     o    developments in the information storage industry.

The stock market has also experienced extreme price and volume fluctuations which have affected the market price of many companies and which have at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, developments in the technology industry, general economic conditions and political and current events may adversely affect the market price of our common stock.

In addition, if our current security holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall.

        Insufficient Funding

We have expended and may be required to expend substantial funds for research and development, and for other aspects of our business. Accordingly, we may need or elect to raise additional capital. Our capital requirements will depend on many factors, including:

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

Estimates about the adequacy of funding for our activities are based on certain assumptions, including the assumption that research, development and testing related to our products under development can be conducted at projected costs and within projected time frames and that such products can be successfully marketed.

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

        Our Auditor's Have Expressed Substantial Doubt as to Our Ability to Continue as a "Going Concern"

The auditors' reports for our consolidated financial statements for the years ended December 31, 2001 and 2000, state that because we are not in compliance with certain financial covenants under our existing bank facility and given our recurring operating losses and our continued experience of negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Maintenance of American Stock Exchange (AMEX) Listing

If we fail to continue to satisfy the maintenance criteria for listing our common stock on the AMEX, the AMEX may delist our common stock from trading. The Company has received correspondence from AMEX requesting certain information in this regard and expects to be able to satisfy the AMEX requirements. However, there is no assurance that our common stock will continue to satisfy the requirements for listing on the AMEX. Delisting of our common stock may have an adverse impact on the market price and liquidity of our common stock.

Item 2.  Properties

Our principal executive, administrative, sales and manufacturing activities are located in approximately 42,400 square feet of facilities in San Diego, California. The present annual base rent for our San Diego facility is $331,000. The space is occupied under a lease agreement with an entity owned by Mr. Sykes and expires in March 2003.

We lease approximately 18,000 square feet of office and warehouse space in Lake Mary, Florida, under a lease agreement that expired in February 2002 and which is currently on a month-to-month basis. We expect to relocate into significantly reduced space. The annual base rent of our current space was approximately $119,000.

We believe our existing facilities are adequate to meet future needs. See Note 16 to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

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

In February 2002, W. David Sykes, our former Executive Vice President of Marketing and Sales, filed a complaint against us in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with us. We believe that we acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes. We believe that we have good defenses to the claim and that we will not incur any material liability.

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of business. In our opinion, we are not a party to any litigation the outcome of which would have a material adverse effect on our business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol NSO. The following table sets forth the high and low sales prices of our common stock for each quarter during the years ended December 31, 2001 and 2000 as reported by AMEX. During that period, we did not pay dividends on our common stock and we do not expect to pay any dividends in the near future.

                                      Market Price Range
                                     --------------------
        2001                           High         Low
        ----                         --------    --------
     First quarter                   $ 2.00      $  .60
     Second quarter                     .90         .30
     Third quarter                      .58         .35
     Fourth quarter                     .49         .23



        2000
        ----
     First quarter                   $ 6.87      $ 2.37
     Second quarter                    5.25        2.50
     Third quarter                     3.44        1.75
     Fourth quarter                    2.69         .81



As of February 28, 2002, we had 114,603,144 shares of common stock outstanding and approximately 1,768 holders of record of such stock.

Recent Sales of Unregistered Securities and Use of Proceeds

In January 2002, in connection with the Halco Investment, we issued the following: (i) 750,000 shares of our common stock in satisfaction of a $300,000 note payable to H. Irwin Levy; (ii) 39 million shares of our common stock to Halco for the conversion of our Series K Convertible Preferred stock; (iii) an aggregate of 20,877,435 shares of our common stock upon the conversion of our Series E, Series H and Series I Convertible Preferred Stock; (iv) 12,993,072 shares as an inducement for the holders of those series of preferred stock to convert; and (v) 3,263,618 shares of our common stock in satisfaction of $1.5 million of accrued dividends(see Note 3 to Consolidated Financial Statements).

In February 2002, we issued 446,776 shares of our common stock in satisfaction of approximately $138,000 in accrued dividends on our Series D Convertible Preferred Stock, which was previously converted into common stock in October 2001.

All of the foregoing issuances were exempt from registration under Section 4(2) of the Act.

Item 6.  Selected Financial Data

         (dollars in thousands, except per share data)

The following table summarizes certain selected consolidated financial data for the five years ended December 31, 2001.

Certain amounts for years prior to 2001 have been reclassified to conform to the 2001 presentation. These reclassifications had no impact on operating results previously reported. The selected financial data has been derived from our audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report:


                                                                      Year Ended December 31,
                                    ----------------------------------------------------------------------------------------
                                        2001               2000              1999(3)              1998               1997
                                    ------------       ------------       ------------       ------------       ------------
Sales ...........................   $     17,886       $     40,197       $     41,089       $     18,026       $     26,244
Gross margin ....................          2,049              9,872              9,763              2,768              4,783

Net loss ........................        (13,958)(1)        (21,921)(2)        (18,704)(4)        (10,407)            (7,886)

Net loss available to
  common stock ..................        (18,518)(5)        (22,606)           (19,938)           (11,888)            (7,886)

Basic and diluted net loss
  per common share ..............           (.41)              (.69)              (.89)              (.63)              (.42)

Weighted average number of common
  shares considered outstanding,
  basic and diluted .............     44,832,503         32,789,832         22,505,084         18,888,911         18,670,477

At end of year:

Total assets.....................         11,968             15,722             34,041             14,128             16,762

Long-term debt ..................          3,600              7,258              6,329              7,043              1,504

Shareholders' equity (deficit) ..            487             (7,526)             6,273              3,150              5,037

------------
(1) Includes extraordinary gains of $.9 million ($.02 per basic and fully diluted share).

(2) Includes charge of $12 million for impairment of unamortized goodwill related to an acquisition completed in 1999 and gain of $5.6 million on the sale of assets.

(3) Includes results of operations of Andataco beginning June 1999, as a result of the acquisition of Andataco, which was accounted for using the purchase method of accounting.

(4) Includes charge of $4.6 million for impairment of unamortized goodwill related to an acquisition completed in 1996 and extraordinary loss of $.5 million ($.02 per basic and diluted share).

(5) Includes non-cash charge of $3 million for the induced conversion of convertible preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward-looking statements. Such statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, our inability to improve the gross margin on our products, competitive factors, dependence upon third-party vendors, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, our ability to increase sales to current customers and to expand our customer base, level of gross margins and operating expenses, lack of market acceptance or demand for our new products, price competition, conditions in the technology industry and the economy in general, as well as legal proceedings. The economic risk associated with material cost fluctuations, inventory obsolescence and the ability to manage our inventories through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Overview

We are a designer, developer and manufacturer of direct attached and SAN (Storage Area Network) ready data storage enclosures and Storage Management Software for computing operations. Our product line supports a variety of operating systems, including Windows NT and Windows 2000, Solaris, Linux, SGI IRIX and Macintosh platforms. Designed for storage-intensive environments such as the Internet or other mission-critical applications, our products are offered in Fibre Channel, Fibre-to-SCSI and SCSI architectures.

Our activities in the information storage industry have evolved through several acquisitions, the first of which occurred in June 1996 when we acquired certain assets associated with the computer storage business in Lake Mary, Florida from Seagate Peripherals, Inc. In December 1996, we acquired substantially all the net assets of Parity Systems, Inc. In June and July 1999, we acquired approximately 76% of the outstanding common stock of Andataco, Inc., located in San Diego, California, and in November 1999, we acquired the remaining 24% of Andataco. In early 2000, we completed the transfer of our Lake Mary manufacturing operations to our San Diego facility and moved our corporate headquarters to San Diego. As a result of the 1999 acquisition of Andataco, we believe that comparisons between 2000 and 1999 may not be meaningful because Andataco's operating results were not included in our consolidated financial statements until June 1999.

In January 2000, we acquired substantially all the assets of OneofUs Company Limited, a Taiwan-based, privately held designer of high performance Fibre Channel RAID controllers and storage solutions for open systems and the SAN Market. In addition, in January 2000, we sold substantially all of the assets of a wholly-owned subsidiary (Borg Adaptive Technologies, Inc.) which we had acquired in April 1998, principally consisting of certain patented technology referred to as Adaptive RAID, to a subsidiary of QLogic Corporation.

Going-Concern

With respect to our consolidated financial statements for the years ended December 31, 2001 and 2000, we have received a "going-concern" opinion from our auditors. As more fully described in the notes to the consolidated financial statements, our recurring operating losses, our continued experience of negative cash flows from operating activities, the fact that we are not in compliance with certain covenants and provisions of our existing bank facility and have been advised that the bank does not intend to renew that facility, raise substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

The following table sets forth certain operating data as a percentage of sales.

                                                     Year Ended December 31,
                                                  -----------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
Sales ......................................       100%        100%        100%
Cost of sales ..............................        89          75          76
                                                  ----        ----        ----
Gross margin ...............................        11          25          24

Selling, general and administrative ........        58          40          37
Research and development ...................        20           9           7
Depreciation and amortization ..............         9          11           8
Impairment of goodwill .....................        --          30          11
                                                  ----        ----        ----
Loss from operations .......................       (76)        (65)        (39)
Gain on sale of Borg assets ................        --          14          --
Interest expense and other items, net ......        (7)         (3)         (4)
                                                  ----        ----        ----
Loss before extraordinary items ............       (83)        (54)        (43)
Extraordinary gains (losses) ...............         5          --          (1)
                                                  ----        ----        ----
Net loss ...................................       (78)%       (54)%       (44)%
                                                  ====        ====        ====

Comparison of Years Ended December 31, 2001 and 2000

For the year ended December 31, 2001, we reported a net loss of $14 million as compared to a net loss of $21.9 million for the year ended December 31, 2000. Results of operations for 2001 include net extraordinary gains of $.9 million, consisting of $1.3 million of gains from negotiated discounts on purchases from vendors, less a $.4 million extraordinary loss on debt extinguishment. Results for 2001 also include losses on marketable securities (principally unrealized) of $.8 million. Results of operations for 2000 include a net gain of $5.6 million from the sale of Borg assets and a charge of $12 million for the impairment of unamortized goodwill.

Sales

Sales for 2001 were $17.9 million as compared to $40.2 million in 2000, a decrease of $22.3 million or 55%.

The significant decrease reflects the transition from our older technology legacy products to our technology products centered around our NexStor 2U storage enclosures and RAID systems as well as the economic downturn which has caused customer delays in acquiring technology and other capital equipment.
During 2001, we began to expand our indirect channel business and shift our sales and marketing strategy to provide greater technical marketing and sales support to our indirect sales function. As part of that strategy, since January 2001, we have significantly reduced our direct sales personnel and related costs, and are currently focusing our direct sales force to targeted markets as well as existing customers.

During 2001, direct, indirect and service revenues represented 43%, 35% and 22% of our sales revenues, compared to 75%, 14% and 11% in 2000. In August 2001, we sold substantially all of our service business; accordingly, we expect our service revenues for 2002 to be insignificant. The higher service revenues in 2001 relates to the recognition as revenue of the remaining unamortized deferred revenues following the sale of the service business.

Cost of Sales / Gross Margins

Gross margins decreased from 25% in 2000 to 11% in 2001. Gross margins in both periods were adversely affected by the level of fixed costs inherent in our operations as compared with significantly lower than expected sales levels as well as increases in inventory reserves due to obsolete inventory of $2.5 million and $1.6 million in 2001 and 2000, respectively. Our gross margins are dependent, in part, on product mix, which fluctuates from time to time. Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in prices.

Selling, General and Administrative Expenses (SG&A)

SG&A decreased to $10.4 million in 2001 from $16.2 million in 2000. The $5.8 million decrease is primarily the result of our overall work force reduction discussed under "Sales". We expect these costs to continue to decrease during 2002 as a direct result of recent further reductions in our overall workforce.

Research and Development

Research and development expenses amounted to $3.6 million in 2001, as compared to $3.5 million in 2000. Amounts in both years reflect the costs incurred to develop our NexStor 3000 and 4000 2U product lines. We believe that considerable future investments in research and development will be required to remain competitive.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization / Impairment of Goodwill

Depreciation and amortization decreased to $1.6 million in 2001 from $4.5 million in 2000. The decrease was due to reduced amortization resulting from the fourth quarter 2000 write-down of $12 million of goodwill which was determined to have been impaired because of our projected inability to generate sufficient future operating income from the assets acquired in the Andataco acquisition.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company expects its implementation of SFAS 142 in 2002 will result in the discontinuation of amortization of unamortized goodwill with a carrying amount of approximately $2 million as of December 31, 2001. Amortization for the year ended December 31, 2001 amounted to $.4 million.

Other Income, Net

Other income, net amounted to $.4 million in 2001, primarily consisting of the reversal of previously recorded liabilities which were determined in 2001 to no longer be due, partially offset by a write-off of certain assets related to our Taiwan facility. In 2000, other income was not significant.

Interest Expense

Interest expense decreased $.4 million to $.9 million in 2001. The decrease is primarily attributable to decreased lower average borrowings and lower interest rates.

Income Taxes

We have recorded a 100% valuation-allowance for deferred income tax assets, which, more likely than not, will not be realized based on recent operating results.

Net Loss Available to Common Stock

        Preferred Stock Dividends

During 2001 and 2000, with the exception of our Series K Preferred Stock, all classes of our convertible preferred stock required dividends at 8%-10% per annum. Preferred stock dividends increased by $.9 million to $1.6 million during 2001 principally due to the issuance of $2 million and $11.9 million of preferred stock in December 2000 and April 2001, respectively, partially offset by the automatic conversion of $3 million and $2 million of preferred stock to common stock in July 2000 and October 2001, respectively. In connection with the Halco Investment, which closed in November 2001, all of our remaining convertible preferred stock and accrued dividends thereon were converted to common stock.

        Induced Conversion of Convertible Preferred Stock

In November 2001, as a result of inducement shares issued in connection with the conversion of our convertible preferred stock as a condition to the Halco investment (see Note 3 to Consolidated Financial Statements), we recorded a $3 million non-cash charge to arrive at net loss available to common stock, representing the fair value of the inducement shares issued. The fair value was based on $.23 per share, the price paid by Halco for its purchase of 39 million shares of our common stock.

Comparison of Years Ended December 31, 2000 and 1999

For the year ended December 31, 2000, we reported a net loss of $21.9 million as compared to a net loss of $18.7 million for the year ended December 31, 1999. Results of operations for 2000 include a net gain of $5.6 million from the sale of the Borg assets and a charge of $12 million for the impairment of unamortized goodwill. Results of operations for 1999 include an extraordinary loss of $.5 million on extinguishment of debt and a charge of $4.6 million from the impairment of unamortized goodwill.

Sales

Sales for 2000 were $40.2 million as compared to $41.1 million in 1999, a decrease of $.9 million or 2%. Although 2000 included a full year of sales resulting from the Andataco acquisition as compared to seven months during 1999, our overall sales decreased primarily as a result of the transition from our older technology legacy products to newer technology solutions.

Our current line of products is centered around our NexStor 3000 Series 2U storage enclosures and RAID systems. We began shipping these new generation products in the third quarter of 2000; however, during the second half of the year, the decline in revenues of our older products exceeded the increase in sales of our newer technology products. Delays in shipments of both product lines, resulting from unexpected supplier issues, which have since been resolved, also contributed to the revenue decline.

Cost of Sales / Gross Margins

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

Selling, General and Administrative Expenses (SG&A)

SG&A increased to $16.2 million in 2000 from $15.3 million in 1999. The $.9 million increase is primarily the result of the inclusion in 2000 of a full twelve months of expenses related to the Andataco acquisition, as compared to seven months included in 1999 operations, partially offset by an approximate $1 million provision for uncollectable receivables in 1999.

Research and Development

Research and development expenses amounted to $3.5 million in 2000, as compared to $3 million in 1999. During January 2000, we sold substantially all of the assets of our Borg subsidiary, which had contributed $.8 million to our research and development expenses during 1999. The decline in costs resulting from this sale was more than offset by additional costs incurred in 2000 in connection with the development of our new NexStor 3000 Series 2U enclosures as well as the inclusion of a full year of expenses related to the Andataco acquisition.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization / Impairment of Goodwill

Depreciation and amortization increased to $4.5 million in 2000 from $3.4 million in 1999. This increase was primarily due to a full year of amortization (over seven years) of $14.7 million of goodwill associated with the Andataco acquisition, effective in June and November 1999, and $2.8 million of goodwill (over seven years) associated with the January 2000 acquisition of the assets of OneofUs, partially offset by reduced amortization resulting from the fourth quarter 1999 write-down of $4.6 million of goodwill related to our 1996 Parity acquisition. The Parity goodwill was determined to have been impaired because of our projected inability to generate sufficient future operating income from the assets acquired in the Parity acquisition.

During the fourth quarter of 2000, we recorded a goodwill write-down of approximately $12 million. This write-down eliminated all unamortized goodwill related to the 1999 Andataco acquisition. The Andataco goodwill was determined to have been impaired because of our projected inability to generate sufficient future operating income from the assets acquired in the Andataco acquisition.

Interest Expense

Interest expense decreased $.8 million to $1.3 million in 2000, primarily as a result of the satisfaction of borrowings of $6.5 million by the issuance of common stock ($5.5 million in December 1999 and $1 million in April 2000). This reduction was partially offset by a full twelve months of interest expense on the $5.1 million note issued in connection with the Andataco acquisition as compared to seven months of interest expense in 1999.

Income Taxes

We have recorded a 100% valuation-allowance for deferred income tax assets, which, more likely than not, will not be realized based on recent operating results.

Net Loss Available to Common Stock

        Preferred Stock Dividends

During 2000 and 1999, all classes of our convertible preferred stock required dividends at 8%-9% per annum. Preferred stock dividends decreased by $.2 million to $.7 million during 2000 principally due to the conversion of $8 million of preferred stock to common stock in 2000, partially offset by the issuance of $8.2 million of preferred stock in June 1999.

        Embedded Dividend Attributable to Benefical Conversion Priviledge

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have experienced negative cash flows from operating activities and have suffered substantial recurring net losses of $14 million, $21.9 million and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, we are not in compliance with certain covenants and provisions under our revolving credit facility which expires on April 30, 2002 and have been advised that the bank does not intend to renew the credit facility. These matters, among others, raise substantial doubt about our ability to continue as a going-concern.

During most of 2000, our management team formulated and implemented our current product strategy centered around our NexStor 3000 Series 2U line of SAN-ready storage solutions. This strategy included the transition from our older technology legacy products to the newer technology solutions, which we began shipping in the third quarter of 2000. During 2001, the decline in revenues of our older products exceeded the increase in sales of our newer technology solutions. This decline in revenues combined with the recent decline in economic and market conditions has significantly contributed to our operating losses.

During 2001, we shifted our sales and marketing strategy to provide greater technical, marketing and sales support to expand our indirect customer channel. As part of this strategy, since January 2001, we have significantly reduced our direct sales personnel and related costs, and are currently focusing our direct sales team to targeted markets and existing customers.

Since January 1, 2001, and through February 28, 2002, we obtained $20.5 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received from Maurice Halperin, the Company's Chairman of the Board since August 15, 2001, and a principal stockholder or companies controlled by Mr. Halperin (collectively, Mr. Halperin), consisting of $6 million in cash received between August 2001 and November 2001, and $6.1 million in marketable securities received in November 2001 (see Note 3 to Consolidated Financial Statements). From November 2001 through March 2002, we received $4 million in cash from the sale of all of the marketable securities (see Note 6 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through February 28, 2002 also included $2.8 million from H. Irwin Levy, our Vice Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy). Additional cash of approximately $7 million was obtained during January 2000 when we sold substantially all the assets of our wholly-owned subsidiary, Borg Adaptive Technologies, Inc.

As of December 31, 2001, our revolving credit facility (Bank Line of Credit) provided for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.25 million or 20% of eligible inventory, as defined (collectively, the Borrowing Base). The Bank Line of Credit which matures in April 2002, provides for interest at prime plus 2 1/2%, requires a facility fee of .25% based on the average unused portion of the maximum borrowings, is collateralized by substantially all of our assets, and provides for certain financial covenants, including minimum net worth and net income requirements. Since the fourth quarter of 2000, we have not been in compliance with the minimum net worth and net income covenants under our Bank Line Of Credit. On February 4, 2002, the bank advised us that the outstanding principal balance exceeded the Borrowing Base by $1.1 million and that they were demanding immediate payment of the over-advance. The bank also indicated that our non-bank indebtedness of approximately $4.7 million was incurred in violation of the loan agreement. In addition, effective February 4, 2002, the bank applied the following amendments to the Bank Line of Credit: (1) an increase in the interest rate to prime plus 3.5%, (2) a decrease in the overall facility to $3.5 million; and (3) a reduction in the inventory borrowing limit to $900,000 with further reductions of 2% of eligible inventory per week, effective February 12, 2002. The bank has also advised that it does not intend to renew the Bank Line of Credit. We have begun to seek a replacement lender but there is no assurance that we will be successful in obtaining a new credit facility on terms acceptable to us, if at all. As of February 28, 2002, the outstanding balance of the Bank Line of Credit was $1.3 million.

We are currently exploring alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are beyond our control, there can be no assurances that such required additional funds will be available on terms acceptable to us, if at all, or that we will be able to generate positive cash flows from operating activities in the future. We currently have insufficient liquidity to fund our operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Cash Flow Results

        Operating Activities

Net cash used in operating activities amounted to $10.3 million and $9.4 million for 2001 and 2000, respectively. The most significant use of cash for both years was our loss from operations (before depreciation, amortization and other non-cash items) of $8.1 million in 2001 and $6.1 million in 2000. During 2001 and 2000, we used cash of $5.2 million and $2.8 million, respectively, in the reduction of deferred revenue, accounts payable and other liabilities. In addition, in 2000, we used $2.9 million to increase inventories. The most significant source of cash was the reduction of accounts receivable of $1.2 million in 2001 and $2.1 million in 2000.

        Investing Activities

Net cash used in investing activities amounted to $.2 million in 2001. Net cash provided by investing activities amounted to $5.9 million in 2000. Cash used for purchases of property and equipment was $.2 million and $.9 million during 2001 and 2000, respectively. Cash provided in 2000 of $7 million was from the Borg sale.

        Financing Activities

Net cash provided by financing activities for 2001 amounted to $11.3 million, principally consisting of borrowings from private investors of $11.2 million (including $3.3 million from Mr. Levy and $5 million from Halco) of which $6.9 million was satisfied by issuing convertible preferred stock and $.3 million was satisfied by issuing common stock. An additional $1.2 million of cash was provided in 2001 by issuing convertible preferred stock to private investors (including $1 million from Halco). Net cash provided by financing activities for 2000 amounted to $2.9 million, principally consisting of $2.6 million in net borrowings from private investors (including $2.1 million from Mr. Levy), $1.2 million from the exercise of stock options and warrants, and $1 million from our equity draw down facility. During 2001 and 2000, we paid $.1 million and $.8 million, respectively, in preferred stock dividends and had net repayments on our Bank Line of Credit of $1.1 million and $1 million, respectively.

Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2002.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our variable rate Bank Line of Credit.

Item 8.  Financial Statements and Supplementary Data

Table of Contents to Consolidated Financial Statements

                                                                            Page

Report of Independent Certified Public Accountants .....................      30

Report of Independent Certified Public Accountants .....................      31

Consolidated Financial Statements:

 Balance Sheets - December 31, 2001 and 2000 ...........................      32

 Statements of Operations - Years Ended
    December 31, 2001, 2000 and 1999 ...................................      33

 Statements of Shareholders' Equity (Deficit)
    Years Ended December 31, 2001, 2000 and 1999 .......................   34-35

 Statements of Cash Flows - Years Ended
    December 31, 2001, 2000 and 1999 ...................................   36-37

 Notes to Consolidated Financial Statements ............................   38-60

Report of Independent Certified Public Accountants .....................      61

Report of Independent Certified Public Accountants .....................      62


FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of nStor Technologies, Inc. for the years ended December 31, 2001, 2000 and 1999 are filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of nStor Technologies, Inc.:

Schedule I - Condensed Financial Information of Registrant .............   63-65

Schedule II - Valuation and Qualifying Accounts ........................      66


Schedules not listed above are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated balance sheet of nStor Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant recurring losses, minimal working capital, serious liquidity concerns, minimal shareholders' equity, and is in default under its existing credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of nStor Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999 were audited by other auditors whose report dated February 9, 2001, except as to Paragraph four of Note 6 and
Note 15, which are as of March 27, 2001, and included in this Form 10-K, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

                                                 /S/ Swenson Advisors, LLP
                                                     Swenson Advisors, LLP


San Diego, California
April 4, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated balance sheet of nStor Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations, has a working capital deficiency, a shareholders' deficit and is in default under its existing credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /S/ BDO SEIDMAN, LLP
                                                     BDO SEIDMAN, LLP


Costa Mesa, California
February 9, 2001
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
=========================================
(dollars in thousands)
                                                                 December 31,
                                                              -----------------
     ASSETS                                                     2001       2000
     ------                                                  -------    -------
Current assets:
  Cash and cash equivalents ............................     $   857    $    37
  Marketable securities ................................       4,255         --
  Accounts receivable, net .............................       1,925      4,395
  Inventories ..........................................       1,364      5,174
  Prepaid expenses and other ...........................         207      1,278
                                                             -------    -------
        Total current assets ...........................       8,608     10,884

Property and equipment, net of $5,641 and
  $4,583 in accumulated depreciation ...................       1,367      2,384
Goodwill and other intangible assets, net of
  $808 and $400 in accumulated amortization ............       1,989      2,397
Other non-current assets ...............................           4         57
                                                             -------    -------
                                                             $11,968    $15,722
                                                             =======    =======
     LIABILITIES
     -----------
Current liabilities:
  Bank line of credit ..................................     $ 2,991    $ 4,086
  Other borrowings .....................................       1,100         --
  Accounts payable and other ...........................       3,790      9,504
  Deferred revenue .....................................          --      2,400
                                                             -------    -------
        Total current liabilities ......................       7,881     15,990

Long-term debt .........................................       3,600      7,258
                                                             -------    -------
        Total liabilities ..............................      11,481     23,248
                                                             -------    -------
Commitments, contingencies and subsequent events

     SHAREHOLDERS' EQUITY (DEFICIT) (Note 3)
     ------------------------------
Preferred stock, $.01 par; 1,000,000 shares
 authorized, in order of preference:
  Convertible (except for Series G)
  preferred stock assumed issued and
  outstanding as of December 31, 2001 and 2000,
  respectively:
  Series F, 0 and 722, aggregate liquidation
  value $0 and $722; Series D, 0 and 2,000,
  aggregate liquidation value $0 and $2,000;
  Series E, 0 and 3,500, aggregate liquidation
  value $0 and $3,500; Series G, 0 and 2,000,
  aggregate liquidation value $0 and $2,000 ............          --         --
Common stock, $.05 par; 200,000,000 shares
  authorized; 114,603,144 and 35,478,489
  shares assumed issued and outstanding at
  December 31, 2001 and 2000, respectively .............       5,729      1,773
Additional paid-in capital .............................      94,104     71,529
Deficit ................................................     (99,346)   (80,828)
                                                             -------    -------
Total shareholders' equity (deficit)....................         487     (7,526)
                                                             -------    -------
                                                             $11,968    $15,722
                                                             =======    =======


        See Report of Certified Public Accountants and accompanying notes to consolidated financial statements
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
=============================================
(dollars in thousands, except per share data)

                                                   Years Ended December 31,
                                              ---------------------------------
                                                   2001        2000        1999
                                               --------    --------    --------
Sales ......................................   $ 17,886    $ 40,197    $ 41,089
Cost of sales ..............................     15,837      30,325      31,326
                                               --------    --------    --------
     Gross  margin .........................      2,049       9,872       9,763
                                               --------    --------    --------
Operating expenses:
  Selling, general and administrative ......     10,354      16,232      15,340
  Research and development .................      3,579       3,504       2,981
  Depreciation and amortization ............      1,622       4,468       3,355
  Impairment of goodwill ...................         --      11,959       4,588
                                               --------    --------    --------
Total operating expenses ...................     15,555      36,163      26,264
                                               --------    --------    --------
Loss from operations .......................    (13,506)    (26,291)    (16,501)

Gain on sale of assets of Borg Adaptive
  Technologies .............................         --       5,575          --
Realized and unrealized losses on
  marketable securities, net ...............       (811)         --          --
Other income, net ..........................        402          84         313
Interest expense ...........................       (912)     (1,289)     (2,051)
                                               --------    --------    --------
Loss before preferred stock dividends,
  extraordinary items and inducement
  conversion ...............................    (14,827)    (21,921)    (18,239)

Extraordinary gains (losses) from debt
  extinguishment (net of tax of $0) ........        869          --        (465)
                                               --------    --------    --------
Net loss ...................................    (13,958)    (21,921)    (18,704)

Preferred stock dividends ..................     (1,560)       (685)       (902)
Induced conversion of convertible
  preferred stock ..........................     (3,000)         --          --
Embedded dividend attributable to
  beneficial conversion privilege
  of convertible preferred stock ...........         --          --        (332)
                                               --------    --------    --------
Net loss available to common stock .........   ($18,518)   ($22,606)   ($19,938)
                                               ========    ========    ========
Basic and diluted net loss per common share:

  Loss before extraordinary items ..........   ($   .43)   ($   .69)   ($   .87)
  Extraordinary gains (losses) .............        .02          --        (.02)
                                               --------    --------    --------
  Net loss per common share ................   ($   .41)   ($   .69)   ($   .89)
                                               ========    ========    ========
Weighted average number of common
  shares considered outstanding,
  basic and diluted (Note 3) ............... 44,832,503  32,789,832  22,505,084
                                             ==========  ==========  ==========


        See Report of Certified Public Accountants and accompanying notes to consolidated financial statements
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
=========================================================
(dollars in thousands)


                                                                                                  Addi-
                                                 Common Stock            Preferred Stock         tional
                                           ------------------------   -----------------------    Paid-in
                                              Shares       Amount        Shares      Amount      Capital       Deficit       Total
                                           -----------   ----------   ----------   ----------   ----------   ----------    ---------
Balances, January 1, 1999 ...............   20,515,425   $    1,025        7,367   $       --   $   40,409   $  (38,284)   $  3,150

Issuance of convertible
 preferred stock in
 connection with:
  Private placement, net
   of issuance costs of $16 .............                                  3,500           --        3,484                    3,484
  Acquisition of Andataco, net
   of issuance costs of $21 .............                                  4,654           --        4,633                    4,633

Issuance of common stock
 in connection with:
  Satisfaction of borrowings ............    2,523,462          126                                  6,714                    6,840
  Exercise of options and
   warrants .............................    1,686,241           85                                  2,760                    2,845

  Conversion of convertible
   preferred stock ......................      200,000           10         (600)          --          (10)                      --
  Acquisition of Andataco ...............      924,118           46                                  1,802                    1,848
  Private placement .....................      500,000           25                                    975                    1,000
  Other .................................      168,578            8                                    338                      346

Committed common stock
 related to executive
 termination, 123,479 shares ............                         6                                    584                      590

Common stock options and
 warrants issued in connection with:
  Borrowings ............................                                                              791                      791
  Acquisition of Andataco ...............                                                              200                      200
  Non-employee compensation .............                                                              152                      152

Preferred stock dividends ...............                                                                          (902)       (902)

Embedded dividend attributable to
 beneficial conversion privilege
 of convertible preferred stock .........                                                              332         (332)         --

Net loss for the year
 ended December 31, 1999 ................                                                                       (18,704)    (18,704)

                                           -----------   ----------   ----------   ----------   ----------   ----------    --------
Balances, December 31, 1999 .............   26,517,824        1,331       14,921           --       63,164      (58,222)      6,273

Issuance of common stock
 in connection with:
  Conversion of convertible
   preferred stock ......................    6,477,467          324       (8,699)          --         (324)                      --
  Acquisition of assets of
   OneofUs ..............................      776,119           39                                  2,561                    2,600
  Exercise of options and
   warrants .............................      635,589           32                                  1,146                    1,178
  Equity line of credit,
   net of issuance costs of $87 .........      508,857           25                                    936                      961
  Satisfaction of borrowings ............      439,154           22                                  1,228                    1,250
  Executive termination .................      123,479           --                                     --                       --

Issuance of preferred stock
 in satisfaction of borrowings
 from director ..........................                                  2,000           --        2,000                    2,000


nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
=========================================================
(dollars in thousands) (concluded)



                                                                                                  Addi-
                                                 Common Stock            Preferred Stock         tional
                                           ------------------------   -----------------------    Paid-in
                                              Shares       Amount        Shares      Amount      Capital       Deficit       Total
                                           -----------   ----------   ----------   ----------   ----------   ----------    ---------
Compensation expense resulting
 from modifications to stock
 options and warrants in
 connection with the sale of
 the assets of Borg Adaptive
 Technologies ...........................                                                              818                      818

Preferred stock dividends ...............                                                                          (685)       (685)

Net loss for the year
 ended December 31, 2000 ................                                                                       (21,921)    (21,921)

                                           -----------   ----------   ----------   ----------   ----------   ----------    --------
Balances, December 31, 2000 .............   35,478,489        1,773        8,222           --       71,529      (80,828)     (7,526)

Issuance of convertible
 preferred stock in
 connection with:
  Satisfaction of borrowings,
   net of issuance costs of $15 .........                                 11,942           --       11,927                   11,927
  Private placement                                                          250           --          250                      250
  Halco Investment, net of
   issuance costs of $28 ................                                  8,970           --        8,941                    8,941

Issuance of common stock in
 connection with:
  Conversion of Series D & F
   convertible preferred stock ..........    2,240,533          112       (2,722)          --         (112)                      --
  Halco Investment (issued
   January 11, 2002 upon
   shareholder  approval- Note 3)
   including conversion of
   Series H, I, & K convertible
   preferred stock ......................   76,884,122        3,844      (26,662)          --       (2,075)                   1,769

Common stock option and warrants
 issued in connection with:
  Borrowings ............................                                                              554                      554
  Other .................................                                                               90                       90

Preferred stock dividends ...............                                                                        (1,560)     (1,560)

Induced conversion of convertible
 preferred stock ........................                                                            3,000       (3,000)         --

Net loss for the year ended
 December 31, 2001 ......................                                                                       (13,958)    (13,958)
                                           -----------   ----------   ----------   ----------   ----------   ----------    --------
Balances, December 31, 2001 .............  114,603,144   $    5,729           --   $       --   $   94,104   $  (99,346)   $    487
                                           ===========   ==========   ==========   ==========   ==========   ==========    ========



        See Report of Certified Public Accountants and accompanying notes to consolidated financial statements
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
==========================================
(in thousands)

                                                             Years Ended December 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................   $(13,958)   $(21,921)   $(18,704)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Gain on sale of assets of Borg Adaptive
       Technologies ..................................         --      (5,575)         --
      Depreciation and amortization ..................      1,622       4,468       3,355
      Impairment of goodwill .........................         --      11,959       4,588
      Extraordinary (gains) losses from debt
       extinguishments, net ..........................       (869)         --         465
      Provision for inventory obsolescence ...........      2,500       3,988         306
      Provision for uncollectible accounts receivable       1,069         912         954
      Proceeds from sales of marketable securities ...      1,047          --          --
      Realized and unrealized losses on marketable
        securities, net ..............................        811          --          --
      Other income ...................................       (627)         --          --
      Amortization of deferred loan costs and other ..        280          21         922
      Changes in assets and liabilities, net of
        effects from acquisitions:
          Decrease in accounts receivable ............      1,201       2,108         640
          Decrease (increase) in inventories .........        653      (2,875)      1,459
          Decrease in prepaid expenses
            and other ................................      1,090         293         334
          (Decrease)increase in deferred revenue,
            accounts payable and other liabilities ...     (5,152)     (2,807)        403
                                                         --------    --------    --------
Net cash used in operating activities ................    (10,333)     (9,429)     (5,278)
                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of Borg Adaptive
    Technologies .....................................         --       7,013          --
  Cash paid for acquisitions, net of cash acquired ...         --        (293)     (1,372)
  Additions to property and equipment ................       (163)       (853)       (767)
                                                         --------    --------    --------
Net cash (used in) provided by investing activities ..       (163)      5,867      (2,139)
                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of revolving bank credit
    facilities .......................................     (1,095)     (1,025)     (2,590)
  Additions to other borrowings ......................     11,249       4,858       7,075
  Repayments on other borrowings .....................         --      (2,285)     (1,200)
  Issuance of convertible preferred stock ............      1,221          --       1,962
  Issuance of common stock, net of issuance costs ....         --         961       1,000
  Proceeds from exercise of stock options and warrants         --       1,178       2,519
  Cash paid for preferred stock dividends ............        (59)       (761)       (823)
                                                         --------    --------    --------
Net cash provided by financing activities ............     11,316       2,926       7,943
                                                         --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents during the year ........................        820        (636)        526

Cash and cash equivalents at beginning of year .......         37         673         147
                                                         --------    --------    --------
Cash and cash equivalents at end of year .............   $    857    $     37    $    673
                                                         ========    ========    ========


nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
=========================================
(in thousands) (concluded)


                                                             Years Ended December 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during period for interest ...............   $    504    $  1,297    $    941
                                                         ========    ========    ========
NON-CASH INVESTING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired ....................   $     --    $  2,938    $ 30,527
    Liabilities assumed and incurred .................         --         (45)    (21,767)
    Common stock, convertible preferred
     stock and warrants issued to sellers ............         --      (2,600)     (7,388)
                                                         --------    --------    --------
    Cash paid ........................................   $     --    $    293    $  1,372
                                                         ========    ========    ========
  Convertible preferred stock issued to Halco
   in exchange for marketable securities .............   $  6,113    $     --    $     --
                                                         ========    ========    ========
  Modifications to stock options and warrants
   in connection with the sale of assets of
   Borg Adaptive Technologies ........................   $     --    $    818    $     --
                                                         ========    ========    ========

NON-CASH FINANCING ACTIVITIES:

  Issuance of common and convertible preferred
   stock in satisfaction of borrowings, accrued
   dividends and accrued interest ....................   $ 15,568    $  3,250    $  8,340
                                                         ========    ========    ========
  Deferred loan costs arising from issuance
   of warrants under borrowings ......................   $    554    $     --    $    791
                                                         ========    ========    ========



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

        Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has experienced negative cash flows from operating activities and has suffered substantial recurring net losses of $14 million, $21.9 million, and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company is not in compliance with certain covenants and provisions under its bank credit facility and has been advised that the bank does not intend to renew the credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

During most of 2000, the Company's management team formulated and implemented its current product strategy centered around its NexStor 2U line of Storage Area Network (SAN) ready storage solutions. This strategy included the transition from the Company's older technology legacy products to the newer technology solutions, which the Company began shipping in the third quarter of 2000. During 2001, the decline in revenues of the Company's older products exceeded the increase in sales of its newer technology solutions. This decline in revenues combined with the recent decline in economic and market conditions has significantly contributed to the Company's operating losses.

During 2001, the Company shifted its sales and marketing strategy to provide greater technical, marketing and sales support to expand the Company's indirect customer channel base (original equipment manufacturers (OEMs), resellers and system integrators). As part of this strategy, since January 2001, the Company has significantly reduced its direct sales personnel and related costs, and is currently focusing its direct sales team to targeted markets as well as existing customers.

Since January 1, 2001, and through February 28, 2002, the Company obtained $20.5 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received in 2001 from Maurice Halperin, the Company's Chairman of the Board since August 15, 2001 and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin"), consisting of $6 million in cash received between August 2001 and November 2001 and $6.1 million in marketable securities received in November 2001 (see Note 3 to Consolidated Financial Statements). From November 2001 through March 2002, the Company received $4 million in cash from the sale of all of the marketable securities (see Note 6 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through February 28, 2002 also included $2.8 million from H. Irwin Levy, the Company's Vice-Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, "Mr. Levy"). Additional cash of approximately $7 million was obtained in January 2000 when the Company sold substantially all the assets of its wholly-owned subsidiary, Borg Adaptive Technologies, Inc. (see Note 4 to Consolidated Financial Statements).

Since the fourth quarter of 2000, the Company has not been in compliance with its minimum net worth and net income covenants under its bank credit facility. On February 4, 2002, the bank advised the Company that the outstanding principal balance exceeded the Company's borrowing base by $1.1 million and demanded immediate payment of this over-advance. The bank also indicated that the Company's non-bank indebtedness of approximately $4.7 million was incurred in violation of the loan agreement. In addition, effective February 4, 2002, the bank applied certain amendments to the loan agreement (see Note 8 to Consolidated Financial Statements) and advised the Company that it does not intend to renew the credit facility when it matures in April 2002. The Company is currently seeking a replacement lender; however, there can be no assurance that it will be successful in obtaining a new credit line facility on terms acceptable to the Company, if at all. As of February 28, 2002, the outstanding balance of the Bank Line of Credit was $1.3 million.

The Company is currently exploring alternatives for raising additional debt or equity capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside the Company's control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future. The Company has insufficient liquidity to fund it's operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

        Business

The Company is a designer, developer and manufacturer of attached and SAN (Storage Area Network) ready data enclosures and Storage Management Software used in storage solutions for computing operations. Our product line supports a variety of operating systems, including Windows NT and Windows 2000, Sun Solaris, Linux, SGI IRIX and Macintosh. Designed for storage intensive environments such as the Internet or other mission-critical applications, the Company's products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), and SCSI architectures.

        Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investment instruments with original maturities, when purchased, of three months or less.

        Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the
Company's marketable securities are classified as trading securities and reported at fair value with unrealized gains and losses recognized in earnings.

        Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value (see Note 5 to Consolidated Financial Statements).

        Revenue Recognition

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns. Prior to August 2001, the Company contracted with outside vendors to provide services relating to various on-site warranties which are offered for sale to customers; on-site warranty revenues and amounts paid in advance to outside service organizations were recognized in the financial statements in sales and cost of goods sold, respectively, over the life of the service contracts. In August 2001, the Company sold substantially all of its servicing business. The remaining unamortized deferred revenue was recognized as revenue following the sale.

        Warranty Costs

A provision is made for warranty costs in excess of those provided for by the original equipment manufacturer.

        Long-Lived Assets

In accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Property and Equipment

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term.

        Goodwill

Goodwill is carried at cost and amortized under the straight-line method over seven years, the estimated useful life. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired (see Notes 2 and 5 to Consolidated Financial Statements). Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts. During 2000 and 1999, the Company recorded charges for impairment of goodwill of $12 million and $4.6 million, respectively. These write-downs eliminated all remaining unamortized goodwill related to the 1999 acquisition of Andataco, Inc. ("Andataco") and the 1996 acquisition of the assets of Parity Systems, Inc., respectively. The goodwill was determined to have been impaired because of the Company's projected inability to generate sufficient future operating income from the assets acquired in those acquisitions. At December 31, 2001, unamortized goodwill amounted to $2 million (see Recent Authoritative Pronouncements).

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

        Net Loss Per Common Share ("EPS")

Basic EPS is calculated by dividing the net loss available to common stock by the weighted average number of common shares considered outstanding for the period, without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities. For all periods presented, the effect of including dilutive securities would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented are the same.

As of December 31, 2001 and 2000, outstanding potentially dilutive securities included the following, respectively: 2,871,294 and 4,549,610 shares underlying stock options; 3,304,299 and 2,575,133 shares underlying warrants; and 59,877,432 and 3,407,199 shares underlying convertible preferred stock. Effective January 11, 2002, the Company issued an aggregate of 76,884,122 new common shares, (the "New Common Shares") pursuant to shareholder approval of the Halco Investment (see Note 3 to Consolidated Financial Statements). The Halco Investment was completed on November 20, 2001, subject to shareholder approval; accordingly, the calculation of basic and diluted EPS assumes that the New Common Shares were issued as of November 20, 2001. As part of the issuance of the New Common Shares, all of the Company's convertible preferred stock was converted to common stock.

        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

        Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The carrying value of the Company's marketable securities equals their quoted market value. The fair value of the Company's borrowings (current and long-term) is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates their fair value.

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

        Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, established rules for the reporting and display of comprehensive income
(loss) and its components in a full set of general-purpose financial statements. The Company had no other comprehensive income (loss) for all periods presented.

        Recent Authoritative Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations, which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, SFAS 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Implementation of SFAS 142 in 2002 will result in the discontinuation of amortization of unamortized goodwill with a carrying amount of approximately $2 million as of December 31, 2001. Amortization for the year ended December 31, 2001 amounted to $.4 million. The Company is currently assessing any impairment issues related to SFAS 142.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company is currently discussing the impact of SFAS
144. Previously, the Company accounted for long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

In June 2000, the FASB issued SFAS No. 138 ("SFAS 138") "Accounting for Certain Derivative Financial Instruments and Hedging Activities", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

 (2)  ACQUISITIONS

    Andataco

On June 8, 1999, the Company purchased approximately 76% of the total issued and outstanding stock of Andataco from affiliates of W. David Sykes ("Mr. Sykes"), the then President of Andataco, for $5.1 million. The purchase price was paid in the form of 9.5% promissory notes, due on June 17, 2004 (see Note 8 to Consolidated Financial Statements). Andataco was a developer, manufacturer, and marketer of high performance, high availability information storage solutions for the open systems market.

As part of the acquisition of Andataco, the Company also acquired from Mr. Sykes, a promissory note in the original principal amount of $5.2 million payable by Andataco to Mr. Sykes. The purchase price for the promissory note was: $.5 million in cash; 4,654 shares of the Company's Series F Convertible Preferred Stock convertible into an aggregate of 1,551,333 shares of the Company's common stock based on a fixed conversion price of $3.00 per share; and three-year warrants to purchase an additional 155,133 shares of the Company's common stock for $3.30 per share valued at $.2 million based on the Black-Scholes option-pricing model.

On November 2, 1999, the Company acquired the remaining shares of Andataco by exchanging approximately 924,000 shares of the Company's common stock (valued at approximately $1.8 million) for the remaining shares of common stock held by Andataco shareholders.

The acquisitions, with an aggregate purchase price of $14.4 million, including $1.6 million in acquisition costs, were accounted for under the purchase method of accounting, with assets acquired and liabilities assumed recorded at estimated fair values as of the respective acquisition dates. Effective with the initial acquisition in June 1999, the operating results of Andataco were included in the Company's consolidated financial statements. The excess of the purchase price over the fair value of net assets acquired (goodwill) aggregated approximately $14.7 million and was being amortized on a straight-line basis over seven years. During 2000, the Company recorded an impairment of all unamortized goodwill related to the Andataco acquisition (see Note 1 to Consolidated Financial Statements).

        OneofUs

On January 19, 2000, the Company acquired substantially all of the assets of OneofUs Company Limited ("OneofUs") for an aggregate purchase price of $2.9 million, consisting of $.3 million cash and 776,119 shares of the Company's common stock with an aggregate value of $2.6 million (based on the average of the closing prices of the Company's stock during the ten (10) trading days ended January 19, 2000). The shares were issued to four selling stockholders pursuant to employment agreements or a confidentiality, noncompetition and nonsolicitation agreement. OneofUs was a Taiwan-based, privately-held designer of high performance Fibre Channel controllers and storage solutions for open systems and the SAN market.

The acquisition of OneofUs was accounted for using the purchase method of accounting with goodwill of $2.8 million recorded, which is being amortized on a straight-line basis over seven years. The pro forma effect of this acquisition was not material to the results of operations for all periods presented.

(3)  HALCO INVESTMENT

On November 20, 2001 (the "Closing Date"), the Company completed a transaction in which Halco Investments L.C. (Halco), a company controlled by Mr. Halperin, acquired a 34% equity interest in, and made certain loans to, the Company for an aggregate investment of $12.1 million (the Halco Investment). On the Closing Date, Halco acquired 8,970 shares of the Company's newly created Series K Convertible Preferred Stock (the "Series K Preferred Stock" - see Note 13 to Consolidated Financial Statements), with a face amount of $8,970,000, and the Company issued a $3.1 million, 5-year, 8% note (the "Halco Note"). Halco invested $6 million in cash and marketable securities having a quoted market value of $6.1 million, based on the closing price for such securities on November 19, 2001.

Mr. Halperin first submitted an investment proposal to the Company on June 26, 2001. The Company subsequently negotiated the terms of the offer from July to November 2001, during which time, Halco made short-term working capital loans to the Company in the aggregate amount of $5 million at an interest rate of 8% per annum. Of that amount, at the Closing Date, $3.1 million was converted into the Halco Note and the remaining amount was applied to the cash paid by Halco for the Series K Preferred Stock. In connection with Mr. Halperin's proposal and the interim financing provided by Halco, on August 15, 2001, the Company's board of directors elected Mr. Halperin as Chairman, replacing the then Chairman, Mr. Levy, who became Vice Chairman and who is continuing to serve as Chief Executive Officer of the Company.

In connection with and as conditions to the Halco Investment, it was agreed that an aggregate of 76,884,122 common shares, (the "New Common Shares") were to be issued as follows: (i) the Series K Preferred Stock, owned by Halco, was to be automatically converted into 39,000,000 shares of the Company's common stock, based upon a conversion price of $.23 per share, upon approval of the Company's shareholders; (ii) all of the holders of the Company's other convertible preferred stock (the "Other Preferred Stock") agreed to convert their shares of preferred stock into common stock (20,877,432 shares of common stock, including 10,752,527 to Mr. Levy); (iii) the Company and the holders of the Other Preferred Stock agreed to the issuance of: (a) 12,993,072 shares of common stock, including 6,651,488 to Mr. Levy, to induce those holders to convert their shares, all of which were entitled to periodic dividends, into shares of common stock, which had never received a dividend (the "Inducement Shares"), and (b) 3,263,618 shares of common stock, including 1,658,064 to Mr. Levy, (the "Dividend Shares") in satisfaction of an aggregate of $1.5 million of accrued dividends (including $.7 million to Mr. Levy) on the date of conversion (the Inducement Shares and Dividend Shares were based upon a conversion price of $.45 per share); and (iv) Mr. Levy agreed to the receipt of 750,000 shares of the Company's common stock in exchange for $.3 million owed by the Company to Mr. Levy (the "Note Shares") based upon a conversion price of $.40 per share.

On the Closing Date, shareholders who owned in excess of 50% of the Company's voting stock executed proxies to vote in favor of the foregoing transactions. However, formal shareholder approval of the transactions was required before the Company could issue the common stock necessary for the conversion of the Series K Preferred Stock, the Note Shares, the Inducement Shares and the Dividend Shares, and for an increase in the number of authorized common shares from 75 million to 200 million. On January 10, 2002, shareholder approval was received and the Company issued the New Common Shares effective January 11, 2002. Accordingly, to appropriately reflect the financial position of the Company in the accompanying consolidated financial statements, the foregoing transactions, as shown in the following table, were assumed to have occurred as of November 20, 2001, the Closing Date of the Halco Investment.


          Balances at January 10, 2002                                     New Common Shares
   (Considered Converted to New Common Shares                     Issued Effective January 11, 2002
             at December 31, 2001)                          (Considered Outstanding at December 31, 2001)
---------------------------------------------------   -----------------------------------------------------
                             Aggregate     Accrued                                                 Total
Preferred    Number of     Stated Value   Dividneds    Conversion   Inducement     Dividend      New Common
  Series      Shares            (in  thousands)         Shares         Shares       Shares         Shares
---------   -----------   -------------------------   -----------   -----------   -----------   -----------
   E              3,500   $     3,500   $       405     1,166,666     1,166,666       899,665     3,232,997
   H              5,100         5,100           383     7,083,333     4,250,000       850,776    12,184,109
   I              9,092         9,092           681    12,627,433     7,576,406     1,513,177    21,717,016
   K              8,970         8,970            --    39,000,000            --            --    39,000,000
                          -----------   -----------   -----------   -----------   -----------   -----------
                          $    26,662   $     1,469    59,877,432    12,993,072     3,263,618    76,134,122
                          ===========   ===========   ===========   ===========   ===========
Note Shares                                                                                         750,000
                                                                                                -----------
Total New Common Shares issued effective January 11, 2002                                        76,884,122

Common shares outstanding at December 31, 2001                                                   37,719,022
                                                                                                -----------
Common shares outstanding at January 11, 2002
 (considered outstanding at December 31, 2001)                                                  114,603,144
                                                                                                ===========


In accordance with the SEC's staff position on an EITF pronouncement (Topic D-42) relating to induced conversions of preferred stock, the Company recorded a $3 million non-cash charge to arrive at net loss available to common stock in 2001, representing the fair value of the Inducement Shares. The fair value was based on $.23 per share, the price paid by Halco for its purchase of 39 million shares of the Company's common stock.

(4)  GAIN ON SALE OF ASSETS OF BORG ADAPTIVE TECHNOLOGIES ("BORG")

On January 10, 2000, the Company sold substantially all of the assets of Borg, a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7.5 million cash (the "Borg Sale"). The net book value of assets sold totaled $.6 million and included all of the intellectual property rights relating to the Company's Adaptive RAID (Redundant Array of Independent Disks) technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements. In connection with the Borg Sale, the Company recorded transaction costs of $.5 million and a gain of $5.6 million, which is net of compensation expense of $.8 million resulting from modifications to certain stock options and warrants. The Borg division operating costs were $1 million in 1999.

(5)  BALANCE SHEET COMPONENTS (in thousands)

At December 31, 2001, substantially all assets (excluding marketable securities) were pledged as collateral for indebtedness (see Note 8 to Consolidated Financial Statements).

                                                                December 31,
                                                          ---------------------
                                                             2001          2000
                                                          -------       -------
Accounts Receivable
     Trade receivables .............................      $ 2,113       $ 4,610
     Less allowance for doubtful accounts ..........         (209)         (402)
                                                          -------       -------
                                                            1,904         4,208
     Other receivables .............................           21           187
                                                          -------       -------
                                                          $ 1,925       $ 4,395
                                                          =======       =======

                                                                December 31,
                                                          ---------------------
                                                             2001          2000
                                                          -------       -------
Prepaid Expenses and Other
     Prepaid service costs .........................      $  --         $ 1,175
     Other .........................................          207           103
                                                          -------       -------
                                                          $   207       $ 1,278
                                                          =======       =======
Inventories
     Raw materials .................................      $   880       $ 3,784
     Work-in-process ...............................          361           213
     Finished goods ................................          123         1,177
                                                          -------       -------
                                                          $ 1,364       $ 5,174
                                                          =======       =======

During 2001 and 2000, the Company recorded write-downs of $2.5 million and $1.4 million, respectively, resulting from a valuation of certain inventory (see Note 19 to Consolidated Financial Statements).

Property and Equipment
     Computer equipment ............................      $ 5,011       $ 4,888
     Computer software .............................          770           770
     Leasehold improvements ........................          866           866
     Furniture, fixtures and office equipment ......          325           321
     Other .........................................           36           122
                                                          -------       -------
                                                            7,008         6,967
     Less accumulated depreciation .................       (5,641)       (4,583)
                                                          -------       -------
                                                          $ 1,367       $ 2,384
                                                          =======       =======

Depreciation expense amounted to $1.2 million and $1.9 million for the years ended December 31, 2001 and 2000, respectively.

Goodwill
       Goodwill ....................................      $ 2,797       $ 2,797
       Less accumulated amortization ...............        ( 808)         (400)
                                                          -------       -------
                                                          $ 1,989       $ 2,397
                                                          =======       =======

Amortization of goodwill amounted to $.4 million and $2.6 million for the years ended December 31, 2001 and 2000, respectively. During 2000 and 1999, the Company recorded charges for the impairment of goodwill of $12 million and $4.6 million, respectively (See Note 1 to Consolidated Financial Statements).

Accounts Payable and Other
Accounts payable ...................................      $ 1,780       $ 6,402
Accrued expenses and other
 current liabilities ...............................        2,010         3,102
                                                          -------       -------
                                                          $ 3,790       $ 9,504
                                                          =======       =======

(6)   TRADING MARKETABLE SECURITIES

In connection with the Halco Investment (see Note 3 to Consolidated Financial Statements) on November 20, 2001, the Company received marketable securities with a quoted market value of $6.1 million, including approximately 434,000 shares of American Realty Investors Inc. ("ARL"), a New York Stock Exchange listed company, with a quoted market value of $5.2 million. Through December 31, 2001, the Company received net cash proceeds of $1,047,000 principally from the sale of all of the non-ARL securities, and realized a gain of $86,000. Unrealized losses at December 31, 2001 on the ARL shares were $897,000, resulting in a net loss of $811,000.

Due to ARL's low trading volume, the Company's ability to sell or borrow against the ARL holdings had been extremely limited. From November 2001 through 2002, the Company had been able to sell only 56,300 shares in the public market, generating cash proceeds of $442,000. To assist in funding the Company's working capital requirements, in February and March 2002, the Company and Mr. Levy entered into agreements whereby Mr. Levy purchased 195,000 shares of ARL with an aggregate quoted value of $1,470,000 on the respective purchase dates for an aggregate purchase price of $1,240,000. In connection therewith, Mr. Levy granted the Company four month options to repurchase all or a portion of those shares based on the price Mr. Levy paid plus 10% per annum. In February and March 2002, the Company sold 183,000 shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of $1,278,000, which approximated ARL's quoted value on the respective purchase dates. As a result of the 2002 ARL sales, the Company will realize a loss of $2,054,000 during its first quarter.

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss before income taxes follows (dollars in thousands):

                                                    Years Ended December 31,
                                                -------------------------------
                                                   2001        2000        1999
                                                -------     -------     -------
Amount computed at federal statutory
  rate of 34% ..............................    $(4,745)    $(7,453)    $(6,359)
Impairment of goodwill not
  deductible for tax .......................         --       4,065          --
Non-deductible amortization of in-
  tangible assets ..........................        127         840         533
Expenses not deductible for tax
  purposes .................................         80          62         159
Losses not deductible for tax purposes .....        123         425         158
Exercise of non-qualified stock options ....         --         (44)       (272)
Losses for which no current benefits
  are available ............................      4,415       2,105       5,781
                                                -------     -------     -------
Provision for income taxes .................    $    --     $    --     $    --
                                                =======     =======     =======

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                      December 31,
                                                  -----------------------------
                                                      2001                 2000
                                                  --------             --------
Deferred tax assets:
   Net operating loss carryforwards ..........    $ 18,643             $ 14,128
   Alternative minimum tax carryforwards .....         770                  770
   Research and development credit
     carryforwards ...........................       1,244                1,244
   Depreciation and amortization .............       1,923                 (152)
   Allowance for doubtful accounts ...........           3                  137
   Inventory and warranty reserves ...........       1,587                1,786
                                                  --------             --------
Net deferred tax assets ......................      24,170               17,913
Less valuation allowance .....................     (24,170)             (17,913)
                                                  --------             --------
Deferred taxes ...............................    $     --             $     --
                                                  ========             ========

At December 31, 2001 and 2000, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the net operating loss carryforwards will not be realized based on recent operating results.

As of December 31, 2001, there were unused net operating loss carryforwards (the "NOL's") for regular federal tax purposes of approximately $54.8 million and approximately $11.5 million for California tax purposes, expiring from 2012 through 2021 and 2002 through 2011, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.2 million, which expire from 2002 through 2018 and, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million at December 31, 2001, which may be used indefinitely to reduce regular federal income taxes.

The acquisition of Andataco in 1999 caused a change in ownership for income tax purposes. Under Internal Revenue Code Section 382, the usage of approximately $8 million of Andataco's federal NOL's and approximately $2 million of the California NOL's will be limited annually to approximately $.4 million. The usage of Andataco's tax credit carryforwards is also subject to limitation because of the change in ownership.

(8)  BORROWINGS

Revolving Credit Facility (Bank Line of Credit)

At December 31, 2001, the Bank Line of Credit, as amended, provided for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.25 million or 20% of eligible inventory, as defined (collectively, the "Borrowing Base"). The Bank Line of Credit bore interest at prime (4.75% at December 31, 2001) plus 2.5%, matures in April 2002, requires a facility fee of .25% based on the average unused portion of the maximum borrowings, is collateralized by substantially all of the Company's assets, and provides for certain financial covenants, including minimum net worth and net income requirements. As of December 31, 2001, the outstanding balance of the Bank Line of Credit was $3 million.

Since the fourth quarter of 2000, the Company has not been in compliance with the minimum net worth and net income requirements under the Bank Line of Credit. On February 4, 2002, the bank advised the Company that the outstanding principal balance exceeded the Borrowing Base by $1.1 million and demanded immediate payment of the over-advance. The bank also indicated that the Company's non-bank indebtedness of approximately $4.7 million was incurred in violation of the loan agreement. In addition, effective February 4, 2002, the bank applied the following amendments to the Bank Line of Credit: (1) an increase in the interest rate to prime plus 3.5%, (2) a decrease in the overall facility to $3.5 million; and (3) a reduction in the inventory borrowing limit to $900,000 with further reductions of 2% of eligible inventory per week, effective February 12, 2002. The bank advised the Company that it does not intend to renew the Bank Line of Credit. The Company is currently seeking a replacement lender; however, there is no assurance that it will be successful in obtaining a new credit facility on terms acceptable to the Company, if at all.

Other Borrowings

The Company's other borrowings consisted of the following (in thousands):
                                                                 December 31,
                                                              ------------------
                                                                2001        2000
                                                              ------      ------
Current:

Notes payable, interest at 10% per annum,
  maturing on December 15, 2002, including
  $650,000 to Mr. Levy .................................      $1,100      $   --
                                                              ======      ======

Long-term:

Halco Note, interest only at 8% per annum,
  payable quarterly, maturing
  on November 20, 2006 .................................      $3,100      $   --

Notes payable to affiliates of Mr. Sykes,
  interest only at 8% per annum, payable
  monthly, maturing on June 6, 2003 ....................         500          --

Notes payable to affiliates of Mr. Sykes in
  connection with Andataco acquisition,
  interest at 9% per annum (exchanged for
  Series H  Convertible Preferred Stock
  on April 12, 2001 (see below) ........................          --       5,100

Notes payable, interest at 10% per annum,
  payable quarterly, including $1,658 to
  Mr. Levy (exchanged for Series I Convertible
  Preferred Stock on April 12, 2001 (see
  below)) ..............................................          --       2,158
                                                              ------      ------
                                                              $3,600      $7,258
                                                              ======      ======

At December 31, 2000, the Company's aggregate borrowings were $7.3 million including $1.7 million owed to Mr. Levy at 10% per annum. From January 2001 through March 31, 2001, the Company borrowed an additional $4.5 million (including $1.9 million from Mr. Levy), of which $3.8 million (including $1.3 million from Mr. Levy) was convertible into the Company's common stock at $1.00 per share. In connection with certain of this debt, the Company issued warrants to purchase an aggregate of 1,137,500 shares (including 512,500 warrants to Mr.
Levy) of the Company's common stock, principally at $1.20 per share, exercisable at issuance and expiring, principally on March 31, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $396,000 and were recorded as a discount to the notes.

Effective April 12, 2001, holders of all of the Company's notes payable totaling $11.9 million (including accrued interest) on that date (including $3.6 million due to Mr. Levy) exchanged their notes for Series H and Series I Convertible Preferred Stock (see Note 13 to Consolidated Financial Statements) with a stated value of $11.9 million.

From May 2001 through the closing of the Halco Investment in November 2001, the Company borrowed an additional $6.9 million, including $5 million of short-term borrowings from Halco and $1.45 million from Mr. Levy. Effective on the Closing Date of the Halco Investment, (i) the $5 million of short-term borrowings from Halco was satisfied by the conversion of $3.1 million into the Halco Note and the application of $1.9 million to the amount paid by Halco for the Series K convertible Preferred Stock and (ii) the Company agreed to satisfy $.3 million of borrowings from Mr. Levy by issuing 750,000 shares of the Company's common stock (see Note 3 to Consolidated Financial Statements). In addition, in December 2001, Mr. Levy assigned $.5 million of his loans to affiliates of Mr. Sykes in a private transaction in which Mr. Levy purchased Series H Convertible Preferred Stock with a face amount of $1.7 million from affiliates of Mr. Sykes.

In connection with certain borrowings during 2001, the Company issued warrants to purchase an aggregate of 625,000 shares (including 400,000 warrants to Mr.
Levy) of the Company's common stock at exercise prices ranging from $.45 to $.75 per share, exercisable at issuance and expiring on June 30, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $155,000 and were recorded as a discount to the notes.

At December 31, 1999, borrowings included $1.6 million due to Mr. Levy, which was satisfied in full in January 2000. Between June and December 2000, Mr. Levy advanced an additional $4.4 million to the Company. Of those amounts, the Company repaid $.7 million and satisfied $2 million by issuing shares of the Company's Series G Preferred Stock with a face amount of $2 million (see Note 13 to Consolidated Financial Statements).

In connection with certain borrowings from Mr. Levy during 2000, effective December 29, 2000, the Company issued a warrant to Mr. Levy to purchase 200,000 shares of common stock, exercisable immediately at $2.00 per share, expiring in December 2003. The warrant was valued based on the Black-Scholes option-pricing model as of the date of issuance at $87,500 and was recorded as a discount to the notes.

In April and December 2000, borrowings amounting to $1.2 million were satisfied in full by the issuance of 439,154 shares of the Company's common stock.

In connection with the issuance of $1.8 million of long-term debt in January 1999, the Company issued warrants to purchase 600,000 shares of the Company's common stock, including warrants to purchase 200,000 shares of the Company's common stock to Mr. Halperin. The warrants were valued based on the Black-Scholes option-pricing model as of the date of issuance at an aggregate of $.8 million and were recorded as a discount to the long-term debt, of which $.4 million was amortized as interest expense for the year ended December 31, 1999. As discussed below, the remaining unamortized discount of $.4 million was recorded as an extraordinary loss on extinguishment of debt when the debt was satisfied in December 1999.

In March 1999, the Company issued 645,000 shares of the Company's common stock in full satisfaction of $1.3 million of borrowings, consisting of 395,000 shares of common stock to Mr. Levy in satisfaction of $.8 million of borrowings and 250,000 shares of common stock to Mr. Halperin in satisfaction of $.5 million of borrowings.

In December 1999, the Company issued 1,878,462 shares of its common stock in full satisfaction of an aggregate of $5.5 million of long-term debt, including 338,462 shares of common stock in full satisfaction of $1 million due to Mr. Levy. On the date of satisfaction, the aggregate unamortized discount on the notes of $.5 million was recorded as an extraordinary loss on extinguishment of debt.

Interest paid to Mr. Levy was $0, $134,000, and $112,000 in 2001, 2000 and 1999,
respectively. Interest paid to Mr. Halperin was $81,000 in 2001.

   Maturities

Scheduled and estimated maturities of the Company's borrowings, including the Bank Line of Credit, are as follows (in thousands):

           Years ending December 31,
                   2002                  $4,091
                   2003                     500
                   2004                       -
                   2005                       -
                   2006                   3,100
                                         ------
              Total payments              7,691
              Less current portion       (4,091)
                                         ------
              Long-term portion          $3,600
                                         ======

(9)  EXTRAORDINARY GAINS

During 2001, the Company recognized $869,000 of net extraordinary gains consisting of $1,231,000 of extraordinary gains from negotiated discounts with vendors, less a $362,000 extraordinary loss, representing the unamortized discount on certain notes payable exchanged for Series I Convertible Preferred Stock effective April 12, 2001 (see Note 8 to Consolidated Financial Statements).

During 1999, the Company recognized a $465,000 extraordinary loss, representing the unamortized discount on certain notes payable exchanged for shares of the Company's common stock in December 1999.

(10)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions. The Company's customers include end users, original equipment manufacturers, systems integrators and value added resellers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. During 2001, one customer accounted for 12% of sales. During 2000, no single customer accounted for more than 10% of sales. During 1999, sales to two customers accounted for 15% and 11% of total sales. Sales to geographic areas other than the United States have not been significant.

(11)   COMMITMENTS AND CONTINGENCIES

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

Both cases are currently in discovery. Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability. The Company is unaware of any facts that would support any of the plaintiffs' claims, and accordingly, the Company believes that the claims are without merit.

In February 2002, Mr. Sykes filed a complaint in the Circuit Court of Palm Beach County, Florida, against a subsidiary of the Company in which Mr. Sykes claims he was wrongfully terminated under provisions of the employment agreement between Mr. Sykes and the subsidiary. The Company believes it acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes. The Company believes that it has good defenses to the claim and that it will not incur any material liability.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business, operations or cash flows.

(12)   COMMON STOCK

On May 4, 2000, the Company entered into an agreement with a private investment group granting the Company a one-year $15 million equity line or equity draw down facility ("Equity Agreement"). The Equity Agreement did not obligate the Company to draw any of the funds. Once per draw down period, the Company could request a draw of up to $5 million, subject to a formula based on average stock price and average trading volume, setting the maximum amount of any request for any given draw. The amount of money that the investment group would provide to the Company and the number of shares the Company would issue to the investment group in return for that money was settled on a weekly basis during a 22 day trading period following the draw request based on a formula as defined in the stock purchase agreement. The investment group received a 7% discount to the market price for the 22-day period and the Company received the settled amount of the draw down less a 4% fee payable to the placement agent.

In connection with the Equity Agreement, the Company granted the investment group and the placement agent three year warrants to purchase an aggregate of 220,000 shares of the Company's common stock at an exercise price of $3.60 per share, representing 120% of the average of the closing prices of the Company's common stock for the five trading days before May 9, 2000.

Effective September 28, 2001, the Company terminated the Equity Agreement. The aggregate number of common shares issued by the Company under the Equity Agreement was 508,857 shares, for which it received net proceeds of approximately $1 million, all of which occurred in 2000. In the accompanying Statement of Stockholders' Equity, the approximate $87,000 of transaction costs incurred to complete this agreement has been charged to additional paid-in capital in 2000.

Pursuant to state law, the Company may be restricted from paying dividends to its holders of common stock under certain conditions.

(13)  PREFERRED STOCK

EITF 98-5 addresses accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. In accordance with this EITF, a preferred stock dividend, attributable to such a beneficial conversion privilege, should be recorded for the difference between the conversion price and the quoted market price of common stock at the date of issuance. Accordingly, during 1999, the Company recorded $.3 million as an additional embedded dividend attributable to the beneficial conversion privilege on its convertible preferred stock.

Series A

The Series A Preferred Stock accrued dividends in 1999 and 2000 at 8% per annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $.60 per share. On February 1, 2000, all of the Series A Preferred Stock, consisting of 1,667 shares with a stated value of $1 million, was converted into 1,666,667 shares of the Company's common stock.

Series C

The Series C Preferred Stock accrued dividends in 1999 and 2000 at 8% per annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share. Effective July 7, 2000, all of the Series C Preferred Stock, consisting of 3,000 shares with a stated value of $3 million held by Mr. Levy, was converted into 3,000,000 shares of the Company's common stock in accordance with an automatic conversion requirement.

Series D

The Series D Preferred Stock accrued dividends in 1999, 2000 and 2001 at 8% per annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share. On February 1, 2000, 700 shares of the Series D Preferred Stock with a stated value of $700,000 was converted into 700,000 shares of the Company's common stock. Pursuant to an automatic conversion feature, effective October 28, 2001, the remaining 2,000 shares with a stated value of $2,000,000 was converted into 2 million shares of the Company's common stock.

Series E

In June 1999, the Company issued 3,500 shares of Series E Convertible Preferred Stock for $3.5 million in cash, of which $1.5 million was in satisfaction of borrowings from Mr. Levy, and three-year warrants to purchase an aggregate of 116,667 shares of the Company's common stock at a price of $3.30 per share (including 50,000 shares to Mr. Levy). The Series E Preferred Stock, with a stated value of $3.5 million as of December 31, 2000, accrued quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter. The Series E Preferred Stock was convertible into shares of the Company's common stock based on a fixed conversion price of $3.00 per share. In connection with the Halco Investment, on January 11, 2002, all of the Series E Preferred Stock was converted into shares of the Company's common stock (see Note 3 to Consolidated Financial Statements).

Series F

As part of the acquisition of Andataco in June 1999, the Company issued 4,654 shares of Series F Convertible Preferred Stock to Mr. Sykes, with a stated value of $4.7 million, which accrued quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter. The Series F Preferred Stock was convertible into the Company's common stock based on a fixed conversion price of $3.00 per share. During 2001, 2000 and 1999, 722, 3,332 and 600 shares, respectively, representing all of the Series F Preferred Stock, were converted into 240,533, 1,110,800 and 200,000 shares, respectively, of the Company's common stock.

Series G

Effective December 29, 2000, the Company satisfied $2 million of borrowings from Mr. Levy by issuing 2,000 shares of Series G Preferred Stock, with a stated value of $2 million. The Series G Preferred Stock accrued dividends at 10%, payable quarterly, and was redeemable at the Company's option. Attached to the Series G Preferred Stock was a warrant to purchase 500,000 shares of the Company's common stock at $1.50 per share, exercisable from July 1, 2001 through December 31, 2003 (the "Warrant"). The Warrant provided that if any portion of the Series G Preferred Stock was redeemed by the Company prior to June 30, 2001, a corresponding pro-rata portion of the Warrant would be cancelled. Effective April 12, 2001, the Series G Preferred Stock and accrued dividends thereon of $57,000 were exchanged for Series I Convertible Preferred Stock, with a stated value of $2,057,000, and the Warrant was cancelled.

Series H

Effective April 12, 2001, the Company satisfied $5.1 million of borrowings by issuing 5,100 shares of Series H Convertible Preferred Stock. The Series H Preferred Stock had a stated value of $5.1 million, accrued dividends at 10% annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $.72 per share. In connection with the Halco Investment, on January 11, 2002, all of the Series H Preferred Stock was converted into shares of the Company's common stock (see Note 3 to Consolidated Financial Statements).

Series I

Effective April 12, 2001, the Company exchanged $6,675,000 of borrowings (including $3,550,000 from Mr. Levy), $110,000 in accrued interest, and the Series G Preferred Stock held by Mr. Levy with a stated value of $2,057,000 (including accrued dividends) for 8,842 shares of Series I Convertible Preferred Stock with a stated value of $8,842,000. On April 24, 2001, the Company issued an additional 250 shares, to a private investor, of Series I Preferred Stock with a stated value of $250,000, for $250,000 in cash. The Series I Preferred Stock had an aggregate stated value of $9.1 million, accrued dividends at 10% annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $.72 per share. In connection with the Halco Investment, on January 11, 2002, all of the Series I Preferred Stock was converted into shares of the Company's common stock (see Note 3 to Consolidated Financial Statements).

Series K

On November 20, 2001, the Company issued 8,970 shares of Series K Convertible Preferred Stock to Halco as part of the Halco Investment for approximately $2.9 million in cash and $6.1 million of marketable securities. The Series K Preferred Stock had an aggregate stated value of $8,970,000, was not entitled to receive dividends and was convertible into shares of the Company's common stock based on a fixed conversion price of $.23 per share. On January 11, 2002, all of the Series K Preferred Stock was converted into shares of the Company's common stock (see Note 3 to Consolidated Financial Statements).

(14) STOCK OPTIONS AND WARRANTS

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted to employees under its stock option plan. Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market values on the date of grant over the exercise price.

Under the Company's 1996 Stock Option Plan (the "1996 Plan"), stock options to purchase up to seven million shares of the Company's common stock were available to be granted to officers, directors, key employees and non-employees. The maximum term of the options which have been granted under the 1996 Plan is ten years and generally vest over three years annually on an equal basis.

Effective January 10, 2002, the Company's stockholders approved the Company's 2001 Stock Option Plan (the "2001 Plan"), under which stock options to purchase up to five million shares of the Company's common stock may be issued for a maximum term of ten years. In connection with the 2001 Plan, the Company ceased granting options under the 1996 Plan and all shares reserved for issuance under the 1996 Plan for stock options that have not yet been issued were cancelled. The terms of options previously granted under the 1996 Plan will continue to be governed by the 1996 Plan and the option agreements currently in effect for those options.

SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected lives of five to ten years; volatility ranging from 90% to 111% for 2001, 96% to 107% for 2000, and 60% for 1999; and risk-free interest rates ranging from 3.1% to 3.8% for 2001, 4.9% to 5.1% for 2000, 5.6% for 1999.

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

                                                 Years Ended December 31,
                                         --------------------------------------
                                             2001          2000          1999
                                         ----------    ----------    ----------
Net loss available to common stock:
  As reported ........................   ($  18,518)   ($  22,606)   ($  19,938)
  Pro forma ..........................   ($  19,414)   ($  24,112)   ($  20,108)
Basic and diluted net loss
 per common share:
  As reported ........................   ($     .41)   ($     .69)   ($     .89)
  Pro forma ..........................   ($     .43)   ($     .73)   ($     .89)

Changes in options outstanding are summarized as follows:

                                                   Weighted-       Weighted-
                                                    Average         Average
                                                   Exercise      Fair Value Per
                                     Shares          Price      Share of Options
                                 (in thousands)    Per Share         Granted
                                 --------------   ----------    ----------------
Balance, December 31, 1998 ......     2,946(a)      $  1.67
  Granted - equal to
    market value ................     3,453            2.23        $   1.60
  Forfeited .....................      (958)           1.97
  Exercised .....................      (818)           1.75
                                    -------         -------

Balance, December 31, 1999 ......     4,623            2.00
  Granted - equal to
    market value ................     1,657            2.78            2.08
  Granted - exceeded
    market value ................       724            2.10            1.36
  Forfeited .....................    (2,051)           1.91
  Exercised .....................      (404)           1.28
                                    -------         -------
Balance, December 31, 2000 ......     4,549            2.40
  Granted - exceeded
    market value ................       200            1.10             .59
 Granted - equal to
    market value ................       533             .69             .50
  Forfeited .....................    (2,411)           2.64
                                    -------         -------
Balance, December 31, 2001 ......     2,871         $  2.45
                                    =======         =======
-------
 (a) In June 1998, the Company granted a conditional Employee Incentive Stock Option to its then President, Lawrence F. Steffann, to purchase 750,000 shares of the Company's common stock. The grant was conditional because of the 2.5 million share limitation under the 1996 Plan. On November 1, 1999, the shareholders of the Company approved the amendment of the 1996 Plan to increase the number of shares reserved for issuance from 2,500,000 to 7,000,000.

At  December  31,  2001,  2000 and  1999,  1,906,915,  1,371,000,  and  853,000,
respectively, of the outstanding options were exercisable with a weighted-average exercise price of $1.89, $2.29, and $2.20, respectively, per share. The number of shares available to grant under the 1996 Plan was 3,056,456 and 1,378,140 as of December 31, 2001 and 2000, respectively. As a result of shareholder approval of the 2001 Plan on January 10, 2002, all shares available to be granted under the 1996 Plan were cancelled and on that date, options to purchase five million shares were available to grant under the 2001 Plan.

The following table summarizes information about fixed stock options at December 31, 2001:

                                                                      Weighted
                              Weighted                                Average
                  Number       Average     Weighted     Number        Exercise
               Outstanding    Remaining    Average    Exercisable     Price of
 Exercise      at Dec. 31,   Contractual   Exercise   at Dec. 31,    Exercisable
  Prices          2001           Life        Price       2001         Options
             (in thousands)                          (in thousands)
-----------  --------------  -----------   --------  --------------  -----------
$ .26-$1.00       549         6.3 years     $ .56        405            $ .57
$1.03-$2.00     1,206         8.2 years     $1.52        666            $1.47
$2.03-$2.94       701         6.9 years     $2.43        536            $2.35
$3.00-$3.35       190         8.0 years     $3.28         78            $3.19
$4.00-$5.44       225         5.3 years     $4.07        222            $4.05
                -----        ----------     -----      -----            -----
                2,871         7.3 years     $1.87      1,907            $1.89
                =====        ==========     =====      =====            =====

At December 31, 2001, the Company had outstanding warrants under which 3,304,299 shares of common stock could be acquired. Information relating to these warrants is summarized as follows:
                                        Number of           Warrant Price
                                         Shares      --------------------------
                                     (in thousands)   Per Share        Total
                                      -----------    ------------   -----------
Balance, December 31, 1998 ........         1,762    $1.00-$2.35    $ 2,695,000

Warrants issued ...................         1,122    $2.00-$3.30      3,197,000
Warrants exercised ................          (870)   $1.00-$2.10     (1,378,000)
Warrants expired ..................           (64)   $      2.10       (134,000)
                                      -----------    ------------   -----------
Balance, December 31, 1999 ........         1,950    $1.25-$3.30      4,380,000

Warrants issued ...................           920    $1.50-$3.60      1,942,000
Warrants exercised ................          (230)   $2.10-$3.00       (663,000)
Warrants expired ..................           (65)   $      2.35       (153,000)
                                      -----------    ------------   -----------
Balance, December 31, 2000 ........         2,575    $1.25-$3.60      5,506,000

Warrants issued ...................         1,562    $ .45-$1.20      1,455,000
Warrants expired ..................          (333)   $      1.25       (417,000)
Warrants canceled .................          (500)   $      1.50       (750,000)
                                      -----------    ------------   -----------
Balance, December 31, 2001 ........         3,304    $ .45-$3.60    $ 5,794,000
                                      ===========    ============   ===========

                                                Number of
                                             Shares Subject
                Expiration                     to Warrants        Exercise
                  Date                       (in thousands)       Priceds
              --------------                ----------------     ---------
              January 2002 ............            400           $    3.00
              April 2002 ..............            250           $    2.00
              June 2002 ...............            272           $    3.30
              December 2002 ...........            400           $    1.38
              May 2003 ................            220           $    3.60
              December 2003 ...........            200           $    2.00
              March 2004 ..............            937           $    1.20
              June 2004 ...............            625           $.45-$.75
                                              --------
                                                 3,304
                                              ========

The Company had reserved common stock for the following purposes (in thousands):

                                                       December 31,  January 10,
                                                           2001          2002
                                                       ------------  ----------
    1996 Plan:
     Options outstanding .............................     2,871          2,871
     Options available to grant ......................     3,057             --
                                                          ------         ------
      Total under 1996 Plan ..........................     5,928          2,871
                                                          ------         ------
    2001 Plan:
     Options outstanding .............................        --             --
     Options available to grant ......................        --          5,000
                                                          ------         ------
      Total under 2001 Plan ..........................        --          5,000
                                                          ------         ------
      Total options reserved .........................     5,928          7,871
                                                          ------         ------
    Warrants outstanding .............................     3,304          3,304
                                                          ------         ------
      Total options and warrant reserved .............     9,232         11,175
                                                          ======         ======

(15)  RELATED PARTY TRANSACTIONS

     Syko Properties

The Company currently leases its San Diego corporate office from an entity owned by Mr. Sykes, an officer of the Company until early 2000, after which date he was no longer affiliated with the Company. The Company paid this entity $331,000 in 2001 and 2000, and $193,000 during 1999 under the terms of the lease agreement.

     Hilcoast Advisory Services, Inc. ("Advisor")

Commencing in October 1999, the Company has been charged $5,000 per month, plus reimbursement of out-of-pocket expenses, from Advisor for certain financial consulting and administrative services provided to the Company. Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, and Jack Jaiven, the Company's Vice President and Treasurer, is an officer of Advisor. Management believes that the terms of this agreement were no less favorable to the Company than those that would be received from other sources.

     Executive Management

Effective June 22, 2001, the Company and Larry Hemmerich ("Mr. Hemmerich"), the Company's former President and Chief Executive Officer, entered into a Separation Agreement in which Mr. Hemmerich's employment ceased and he became a consultant to the Company through December 31, 2001. Pursuant to the Separation Agreement, previously granted options to purchase 1,250,000 shares of the Company's common stock were terminated and replaced with an option to purchase 300,000 shares of common stock at $.45 per share. The option was valued at $90,000 based on the Black-Scholes option-pricing model as of the date of issuance and was expensed as compensation over the six month period for which Mr. Hemmerich was a consultant to the Company.

In connection with Mr. Hemmerich's 2000 bonus, on January 17, 2001, the Company issued a $125,000, 10% note to Mr. Hemmerich, payable on June 30, 2001. Effective April 12, 2001, Mr. Hemmerich exchanged this note, including the accrued interest, for Series I Convertible Preferred Stock with a stated value of $128,000, convertible into shares of the Company's common stock based on a fixed conversion price of $.72 per share. Effective with the Halco Investment in November 2001, the Series I Convertible Preferred Stock held by Mr. Hemmerich and all accrued dividends thereon were converted to 305,585 shares of common stock, including 106,594 Inducement Shares and 21,338 Dividend Shares (see Note 3 and 13 to Consolidated Financial Statements).

Mr. Hemmerich served as a director of the Company until March 2002.


(16)  LEASES

The Company leases its operating facilities under operating leases which expire at various dates through March 2003. At December 31, 2001, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

                                   Total

                                  -------
                      2002        $   331
                      2003             55
                                  -------
                                  $   386
                                  =======

Rent expense was  $831,000,  $871,000 and $790,000  during 2001,  2000 and 1999, respectively.

(17)  401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan") covers substantially all employees meeting certain minimum age and service requirements. Company contributions to the plan are determined by the Board of Directors. The Company has made no contributions to the 401(k) Plan as of December 31, 2001.

(18)  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company recorded a write-down of $2.5 million resulting from a valuation of certain inventory, which included obsolete inventory and components associated with products which the Company has phased out. Management was unable to reasonably estimate the effect, if any, of these adjustments on prior quarters in 2001.

During the fourth quarter of 2000, the Company recorded an impairment adjustment to unamortized goodwill of $12 million (see Note 1 to Consolidated Financial Statements). The Company also recorded a write-down of $1.4 million resulting from a valuation of certain inventory, which included obsolete inventory and components associated with products which the Company had phased out. Management was unable to reasonably estimate the effect, if any, of these adjustments on prior quarters in 2000.

During the fourth quarter of 1999, the Company recorded an impairment adjustment to goodwill of $4.6 million (see Note 1 to Consolidated Financial Statements). The Company also recorded a write-down of $.6 million resulting from a valuation of certain inventory, which included potentially obsolete inventory and transitional issues associated with transferring the operational portion of the business from Lake Mary, Florida to San Diego, California. Management was unable to reasonably estimate the effect, if any, of certain of those adjustments on prior quarters in 1999 because of the timing of completion of the acquisition of Andataco.

(19)  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly operations for the years ended December 31, 2001 and 2000 (in thousands).

2001                             Mar. 31     Jun. 30    Sept. 30     Dec. 31(b)
----                           -------------------------------------------------

  Sales .....................   $  6,218    $  3,953    $  4,016    $  3,699
  Gross profit (loss) .......      1,713         903       1,399      (1,966)

  Loss from operations ......     (3,157)     (3,165)     (2,171)     (5,013)
  Net loss ..................     (3,445)     (3,880)     (1,179)     (5,454)
  Net loss available
    to common stock .........     (3,630)     (4,324)     (1,665)     (8,899)
  Net loss per common share:
    Basic ...................   $   (.10)   $   (.12)   $   (.05)   $   (.12)
    Diluted .................   $   (.10)   $   (.12)   $   (.05)   $   (.12)

2000
----
  Sales .....................   $ 12,540    $ 10,865    $  9,508    $  7,284
  Gross profit ..............      3,571       3,296       2,438         567

  Loss from operations ......     (2,658)     (2,930)     (3,407)    (17,296)
  Net income (loss) .........  (a) 2,650      (2,896)     (4,028)    (17,647)
  Net income (loss) available
    to common stock .........  (a) 2,439      (3,088)     (4,171)    (17,786)
  Net income (loss) per
    common share:
      Basic .................   $    .08    $   (.10)   $   (.12)   $   (.51)
      Diluted ...............   $    .07    $   (.10)   $   (.12)   $   (.51)

----------
(a)  Includes $5.6 million gain on Borg Sale.

(b)  See Note 18 regarding Fourth Quarter Adjustments.

(20)  SUBSEQUENT EVENT

Effective March 1, 2002, the Company entered into a Reseller Agreement with a wholly-owned subsidiary ("Pacific") of Pacific Electric Wire & Cable Company, Ltd. The Agreement grants Pacific the right to market and sell the Company's products for a period of two (2) years in Mainland China and Taiwan on an exclusive basis, and in the United States and Europe on a non-exclusive basis. The exclusivity right is conditioned upon minimum purchases by Pacific of $5 million through February 28, 2003 and $10 million during the subsequent year, and upon the parties agreeing, by the end of May 2002, on specific purchase prices to be paid by Pacific.

In connection with its efforts to develop further strategic business relationships with Pacific, effective March 1, 2002, the Company granted Pacific a nine-month option to purchase up to thirty (30) million newly issued shares of the Company's common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option will be valued as of the date of grant based on the Black-Scholes option-pricing model and other provisions of SFAS 123.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
  nStor Technologies, Inc.



The audit referred to in our report dated March 12, 2002 relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included the audit of the consolidated financial statement schedules listed in the accompanying index. The consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audit.

In our opinion, such consolidated financial statement schedules present fairly, in all material respects, the information set forth therein.

The aforementioned consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant recurring losses, minimal working capital, serious liquidity concerns, minimal shareholders' equity, and is in default under its existing credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the aforementioned consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of nStor Technologies, Inc. and subsidiaries as of December 31, 2000 were audited by other auditors whose report dated February 9, 2001, except as to Paragraph four of Note 6 and Note 15, which are as of March 27, 2001, and included in this Form 10-K, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

                                                 /s/ Swenson Advisors, LLP
                                                     Swenson Advisors, LLP

San Diego, California
April 4, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
  nStor Technologies, Inc.



The audits referred to in our report dated February 9, 2001 relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included the audit of the consolidated financial statement schedules listed in the accompanying index. The consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion, such consolidated financial statement schedules present fairly, in all material respects, the information set forth therein.

The aforementioned consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations, has a working capital deficiency, a shareholders' deficit and is in default under its existing credit facility. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the aforementioned consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ BDO SEIDMAN, LLP
                                                 BDO SEIDMAN, LLP


Costa Mesa, California
February 9, 2001
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                  Fiscal Years Ended December 31, 2001 and 2000

The following represents the condensed unconsolidated balance sheet for nStor Technologies, Inc. as of December 31, 2001 and 2000, and the condensed unconsolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000.

                     CONDENSED UNCONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               December 31,
ASSETS                                                      2001          2000
------                                                   -------        -------
Current assets:
  Cash and cash equivalents .....................        $   399        $     8
  Marketable securities .........................          4,255             --
                                                         -------        -------
Total current assets ............................          4,654              8

Investments in and receivables from
  subsidiaries ..................................           (243)           579
                                                         -------        -------
                                                         $ 4,411        $   587
                                                         =======        =======

LIABILITIES
-----------
Current liabilities:
   Borrowings ...................................        $    --        $ 2,158
   Accounts payable and other ...................            324            855
                                                         -------        -------
Total current liabilities .......................            324          3,013

Long-term debt ..................................          3,600          5,100
                                                         -------        -------
        Total liabilities .......................          3,924          8,113
                                                         -------        -------
SHAREHOLDERS' EQUITY
--------------------
Preferred stock, $.01 par; 1,000,000 shares
 authorized, in order of preference:
  Convertible   (except  for  Series  G)
   preferred stock assumed issued and
   outstanding as of December 31, 2001 and 2000,
   respectively:
   Series F, 0 and 722, aggregate liquidation value
   $0 and $722; Series D, 0 and 2,000,
   aggregate liquidation value $0 and $2,000;
   Series E, 0 and 3,500, aggregate
   liquidation value $0 and $3,500; Series G,
   0 and 2,000,aggregate liquidation
   value $0 and $2,000 ..........................             --             --
Common stock, $.05 par; 200,000,000 shares
 authorized; 114,603,144 and 35,478,489 shares
 assumed issued and outstanding at December 31,
 2001 and December 31, 2000, respectively .......          5,729          1,773
Additional paid-in capital ......................         94,104         71,529
Deficit .........................................        (99,346)       (80,828)
                                                         -------        -------
Total shareholders' equity (deficit) ............            487          7,526
                                                         -------        -------
                                                         $ 4,411        $   587
                                                         =======        =======
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                               Years Ended
                                                               December 31,
                                                           2001          2000
                                                         --------      --------
Loss from investment in subsidiaries ...............     ($12,556)     ($20,964)

Other income .......................................          627            44

Realized and unrealized losses on
  marketable securities, net .......................         (811)           --
Selling, general and administrative expense ........         (214)         (319)
Interest expense ...................................         (642)         (682)
                                                         --------      --------
Loss before preferred dividends and
  extraordinary loss ...............................      (13,596)      (21,921)

Extraordinary loss from debt extinguishments
  (net of tax of $0) ...............................         (362)           --
                                                         --------      --------
Net loss ...........................................      (13,958)      (21,921)

Preferred stock dividends ..........................       (1,560)         (685)

Induced conversion of convertible
  preferred stock ..................................       (3,000)           --
                                                         --------      --------
Loss available to common stock .....................     ($18,518)     ($22,606)
                                                         ========      ========
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Years Ended
                                                                December 31,
                                                               2001        2000
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   ($13,958)   ($21,921)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Gain on sale of assets of Borg Adaptive
        Technologies ...................................        --       (5,575)
      Proceeds from sales of marketable securities .....      1,047          --
      Realized and unrealized losses on
       marketable securities ...........................        811          --
      Other Income .....................................       (627)         --
      Amortization of deferred loan costs ..............        190          21
      Amortization of deferred compensation costs ......         90          --
      Loss of extinguishments of debt ..................        362          --
      Changes in assets and liabilities, net of
       effects from acquisition:
        Decrease in receivables from subsidiaries ......        934      16,684
        Decrease (increase) in prepaid expenses
         and other .....................................         --         147
        (Decrease) increase in accounts payable
         and other liabilities .........................        231        (485)
                                                           --------    --------
Net cash used by operating activities ..................    (10,920)    (11,129)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions ...........................         --        (293)
  Net proceeds from sale of assets of Borg
    Adaptive Technologies ..............................         --       7,013
                                                           --------    --------
Net cash provided by investing activities ..............         --       6,720
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .............................     10,149       4,858
  Repayments on borrowings .............................         --      (2,285)
  Issuance of common stock, net of issuance cost .......         --         961
  Issuance of convertible preferred stock, net of costs       1,221          --
  Proceeds from exercise of stock options and warrants .         --       1,178
  Cash paid for preferred stock dividends ..............        (59)       (761)
                                                           --------    --------
Net cash provided by financing activities ..............     11,311       3,951
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents
  during the year ......................................        391        (458)
Cash and cash equivalents at beginning of year .........          8         466
                                                           --------    --------
Cash and cash equivalents at end of year ...............   $    399    $      8
                                                           ========    ========


                            nSTOR TECHNOLOGIES, INC.
                 Schedule II-- Valuation and Qualifying Accounts
               Fiscal Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)
                                                    Additions
                           Balance                  Resulting                  Balance
                              at       Additions      from                       at
                          Beginning     Charged      Merger/                   End of
                           of Year     to Income      Other     Deductions*     Year
                          ----------   ---------   ----------   -----------   ---------
Allowance for Doubtful
 Accounts Receivable:
  2001                     $  402       $1,069       $  200       $(1,462)     $  209
  2000                      1,604          912           --        (2,114)        402
  1999                        502          954          228           (80)      1,604


Allowance for Inventory
 Obsolescence:
  2001                     $4,902       $2,500       $   --       $(3,057)     $4,345
  2000                      3,419        3,988           --        (2,505)      4,902
  1999                        428          306        3,276          (591)      3,419



---------
* Deductions represent amounts written off against the allowance, net of recoveries


Item 9.   Disagreement on Accounting and Financial Disclosure

Not Applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the caption "Election of Directors" and "Management" in our definitive Proxy Statement (the "Proxy Statement") to be filed with respect to our 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a)  (1)       Financial  Statements  -  See  index  to  Consolidated  Financial
               Statements at page 29 of this Form 10-K.

     (2) Financial Statement Schedule I - Condensed Financial Information of Registrant - See pages 63 - 65.

     (3) Financial Statement Schedule II - Valuation and Qualifying Accounts - See page 66.

     (4)       Exhibits  - See Exhibit Index at page 69 - 72 of this Form 10-K.


(b) The Registrant filed reports on Form 8-K during the fourth quarter of 2000 as follows:

               (i) A report  on Form  8-K  dated  November  30,  2001 and  filed
               December  13,  2001,   reporting   under  Item  4  -  Changes  in
               Registrant's Certifying Accountant:

                      a) On  December  11,  2001,  the  Registrant  engaged  the accounting firm of Swenson Advisors, LLP (Swenson) as its independent certifying accountants for the remainder of the fiscal year ending December 31, 2001.

                      b) On November  30,  2001,  the  Registrant  notified  BDO
               Seidman, LLP (BDO) of their dismissal. BDO was the independent certifying accountant previously engaged to audit the Registrant's financial statements for the period ended December 31, 2000.

                      c)  The   Registrant's   engagement  of  Swenson  and  the
               dismissal of BDO were recommended by the Registrant's Audit Committee and approved by the Registrant's Board of Directors.

                      d) During the two fiscal years ended December 31, 1999 and
               December 31, 2000, and through the subsequent interim period ended November 30, 2001, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused that firm to make reference in connection with its report on the financial statements for the Registrant for such years.

                      e) During the two fiscal years ended December 31, 1999 and
               December 31, 2000, and through the subsequent interim period ended September 30, 2001, in accordance with Rule 304 (a)(1)(iv) and in conjunction with the audit of the Registrant's financial statements for the fiscal year ended December 31, 2000, and in conjunction with the review of the Registrant's financial statements for the quarter ended September 30, 2001, there were no reportable events.

                      f) The Registrant has  authorized  BDO  to  respond  fully to all inquiries of Swenson.

                         The  reports  of  BDO  on the  financial  statements as
               of and for the years ended December 31, 1999 and December 31, 2000, contained no adverse opinions or disclaimers of opinion, and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Registrant's ability to continue as a going concern for the year ended December 31, 2000.

                      g) The  Registrant  requested that BDO furnish a letter to the Registrant addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of BDO's letter to the Securities and Exchange Commission, dated December 11, 2001 was filed as Exhibit 16.1 to the Form 8-K

               (ii) A report on Form 8-K dated November 20, 2001 and filed November 28, 2001, reporting under Item 5 - Other Events, in which the Registrant announced the completion of a transaction between the Registrant and Halco Investments, L.C.

                                  EXHIBIT INDEX

Exhibit
Number                             Description

     2.1  Asset Purchase  Agreement,  dated January 10, 2000, by and among nStor
          Corporation,   Inc.,   Borg  Adaptive   Technologies,   Inc.,   QLogic
          Acquisition Corporation and QLogic Corporation (9)

     3.1  Restated Certificate of Incorporation of Registrant, as amended (8)

     3.2  Restated Bylaws of Registrant (12)

     4.1 Option Agreement to purchase up to thirty million shares of common stock granted to Pacific Technology Services, Inc., dated March 1, 2001 (1)

     4.2  Certificate of Designation of Series K Convertible Preferred Stock (2)

     4.3 Registration Rights Agreement dated November 20, 2001 issued to Halco Investments L.C. (2)

     4.4 Warrant to purchase common stock issued to H.Irwin Levy, dated May 16, 2001 (4)

     4.5 Warrant to purchase common stock issued to H.Irwin Levy, dated May 21, 2001 (4)

     4.6 Warrant to purchase common stock issued to H.Irwin Levy, dated May 30, 2001 (4)

     4.7 Warrant to purchase common stock issued to H.Irwin Levy, dated June 5, 2001 (4)

     4.8 Warrant to purchase common stock issued to The Charlotte Marden 1993 Trust, dated June 7, 2001 (4)

     4.9  Form of Warrant, between Registrant and certain private investors (5)

     4.10 Form of Subscription Agreement, between Registrant and certain private investors (5)

     4.11 Form of Registration Rights Agreement, between Registrant and certain private investors (5)

     4.12 Warrant to purchase 200,000 shares of common stock issued to H. Irwin Levy, dated December 29, 2000 (5)

     4.13 Warrant to purchase 500,000 shares of common stock issued to H. Irwin Levy, dated December 29, 2000 (5)

     4.14 Subscription Agreement, between Registrant and H. Irwin Levy, dated December 29, 2000 (5)

     4.15 Certificate of Designation of Series G Preferred Stock (5)

     4.16 Registration Rights Agreement, between Registrant and H. Irwin Levy, dated December 29, 2000 (5)

     4.17 Warrant to purchase common stock issued to Wishmasters, dated May 9, 2000 (7)

     4.18 Warrant to purchase common stock issued to Ladenburg Thalmann, dated May 9, 2000 (7)

     4.19 Common Stock Purchase Agreement, between Registrant and Wishmasters, dated May 4, 2000 (7)

     4.20 Registration Rights Agreement, between Registrant and Wishmasters, dated May 4, 2000 (7)

     4.21 Certificate of Designation of Series D Convertible Preferred Stock(10)

     4.22 Certificate of Designation of Series E Convertible Preferred Stock(11)

     4.23 Certificate of Designation of Series F Convertible Preferred Stock(11)

     4.24 Restated Certificate of Incorporation of Registrant - see Exhibit 3.1

     4.25 By-Laws of Registrant, as amended - see Exhibit 3.2

     10.1 Letter Agreement, dated March 25, 2002, extending the maturity date to
          December  15,  2002,  of  certain  notes,   which  are  between  nStor
          Corporation, Inc. and H. Irwin Levy (1)

     10.2 Letter Agreement, dated March 25, 2002, extending the maturity date to December 15, 2002, of a note that is between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (1)

     10.3 Promissory Note for $3,100,000, dated November 20, 2001 issued to Halco Investments L.C. (2)

     10.4 Preferred Stock Purchase Agreement, dated November 20, 2001, between Registrant, Maurice A. Halperin and Halco Investments, L.C. (2)

     10.5 10% Subordinated Promissory Note for $150,000, dated August 7, 2001, between nStor Corporation, Inc. and H. Irwin Levy (3)

     10.6 10% Subordinated Promissory Note for $200,000, dated September 25, 2001, between nStor Corporation, Inc. and H. Irwin Levy (3)

     10.7 8% Promissory Note for $2,100,000, dated August 14, 2001, between Registrant and Halco Investments, L.C. (3)

     10.8 8% Revolving Credit Note for $1,000,000, dated August 14, 2001, between Registrant and Halco Investments, L.C. (3)

     10.9 8% Promissory Note for $1,275,000, dated September 10, 2001, between Registrant and Halco Investments, L.C. (3)

    10.10 8% Promissory Note for $332,442, dated October 29, 2001, between Registrant and
          Halco Investments, L.C. (3)

    10.11 Letter Agreement, dated August 31, 2001, extending the maturity date to December 31, 2001, of certain notes, which are between nStor Corporation, Inc. and H. Irwin
          Levy (3)

    10.12 Letter Agreement, dated August 31, 2001, extending the maturity date to December 31, 2001, of a note that is between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (3)

    10.13 Subordinated Promissory Note for $100,000, dated May 16, 2001, between nStor Corporation, Inc. and H. Irwin Levy (4)

    10.14 Subordinated Promissory Note for $250,000, dated May 21, 2001, between nStor Corporation, Inc. and H. Irwin Levy (4)

    10.15 Subordinated Promissory Note for $375,000, dated May 30, 2001, between nStor Corporation, Inc. and H. Irwin Levy (4)

    10.16 Subordinated Promissory Note for $75,000, dated June 5, 2001, between nStor Corporation, Inc. and H. Irwin Levy (4)

    10.17 Subordinated Promissory Note for $450,000, dated June 7, 2001, between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust
          (4)

    10.18 Subordinated Promissory Note for $300,000, dated July 12, 2001, between nStor Corporation, Inc. and H. Irwin Levy (4)

    10.19 Letter Agreement,  dated June 29, 2001, extending the maturity date to
          August  31,  2001,   of  certain   notes,   which  are  between  nStor
          Corporation, Inc. and H. Irwin Levy (4)

    10.20 Letter Agreement, dated June 29, 2001, extending the maturity date to August 31, 2001, of a note, that is between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (4)

    10.21 Form  of  8%  Convertible   Subordinated   Promissory  Note,   between
          Registrant and certain private investors (5)

    10.22 Promissory Note for $1,050,000, dated November 15, 2000, between Registrant and MLL Corp. (5)

    10.23 Promissory Note for $500,000, dated November 20, 2000, between Registrant and Patrice Auld (5)

    10.24 Promissory Note for $650,000, dated December 29, 2000, between Registrant and H. Irwin Levy (5)

    10.25 Promissory  Note  for  $600,000,   dated  January  16,  2001,  between
          Registrant and H. Irwin Levy (5)

    10.26 Promissory  Note  for  $125,000,   dated  January  17,  2001,  between
          Registrant and Larry
          Hemmerich (5)

    10.27 Assumption and Amendment Agreement, dated September 14, 2000, between Registrant and Wells Fargo Credit, Inc. (6)

    10.28 Third Amended and Restated Line of Credit Note, dated September 14, 2000, between Registrant and Wells Fargo Credit, Inc. (6)

    10.29 Continuing  Guaranty between  Registrant and Wells Fargo Credit,  Inc.
          (6)

    10.30 Promissory  Note  for  $2,500,000,   dated  July  31,  2000,   between
          Registrant and H. Irwin Levy (6)

    10.31 Promissory Note for $2,550,000, dated October 11, 2000, between Registrant and H. Irwin Levy (6)

    10.32 Promissory  Note  for  $750,000,   dated  October  11,  2000,  between
          Registrant and MLL Corp. (6)

    10.33 Escrow Agreement, dated May 4, 2000, among Registrant, Wishmasters and Epstein, Becker & Green, P.C. (7)

    10.34 1996 Stock Option Plan, dated October 5, 1996 (13)

    10.35 Software License Agreement, dated January 10, 2000, by and among nStor Corporation, Inc. and QLogic Acquisition Corporation (10)

    10.36 Amendment to Registrant's 1996 Stock Option Plan (14)

    11.01 Statement Regarding Computation of Per Share Earnings for the Year Ended December 31, 2001 (1)

    21    Subsidiaries of Registrant (1)

    23.1 Consent of Independent Accountants dated April 8, 2002, signed by Swenson Advisors, LLP (1)

    23.2 Consent of Independent Certified Public Accountants dated April 5, 2002, signed by BDO Seidman, LLP (1)

--------------
1)  Filed herewith.

2) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 8-K dated November 20, 2001 and filed November 28,2001.

3) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended September 30, 2001, filed November 9, 2001.

4) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-Q for the quarter ended June 30, 2001, filed August 17, 2001.

5) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K for year ended December 31, 2000, filed April 17, 2001.

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

13) Incorporated by reference to Exhibits previously filed as Exhibits to Registrant's Form 10-K for the year ended December 31, 1999, filed April 14, 2000.

        SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           nSTOR TECHNOLOGIES, INC.

                                 /s/ Thomas Gruber
April 5, 2002             By:_____________________________________
                             Thomas Gruber, Acting President,
                             Chief Operating and Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           /s/ Maurice A. Halperin
April 5, 2002         _____________________________________________
                      Maurice A. Halperin, Chairman of the Board


                           /s/ H. Irwin Levy
April 5, 2002         _____________________________________________
                      H. Irwin Levy, Vice Chairman of the Board and
                             Chief Executive Officer


                           /s/ Roger H. Felberbaum
April 5, 2002         _____________________________________________
                      Roger H. Felberbaum, Director


                           /s/ Bernard Green
April 5, 2002         _____________________________________________
                      Bernard Green, Director


                           /s/ Jack Jaiven
April 5, 2002         _____________________________________________
                      Jack Jaiven, Vice President and Treasurer


                           /s/ Michael L. Wise
April 5, 2002         _____________________________________________
                      Michael L. Wise, Director