Form 10-K/A
period 2001-12-31
NSTOR TECHNOLOGIES INC
filed 2002-04-19
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-K/A

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE --- ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Common Stock, par value $.05 per share (Common Stock), was the only class of voting common equity of the Registrant outstanding on December 31, 2001. Based on the last sales price of the Common Stock on the American Stock Exchange
(AMEX) on March 28, 2002 ($ .40), the aggregate market value of the approximately 37,225,000 shares of the voting Common Stock held by non-affiliates was approximately $14.9 million.


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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             115,049,920 shares of common stock, par value $.05 per
                  share, were outstanding as of March 28, 2002.


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

Registrant incorporates by reference, Parts I and II of Registrant's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 8, 2002.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                                   MANAGEMENT

        Directors and Executive Officers of the Company - Set forth below is the name, age, position with us, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each of our directors and executive officers:
                                                               Director  Officer
      Name             Age              Position                Since     Since
--------------------  -----  --------------------------------  --------  -------
Maurice A. Halperin    81    Chairman of the Board              2001(1)     -

H. Irwin Levy          75    Vice Chairman of the Board
                              and Chief Executive Officer       1998(2)  2001(3)

Guy Carbonneau         40    Vice President, Hardware
                              Engineering                         -      2002(4)

Roger H. Felberbaum    59    Director                           2000(5)     -

Bernard R. Green       83    Director                           1997(6)     -

Thomas L. Gruber       57    Acting President and Chief
                              Operating and Financial Officer     -      2001(7)

Jack Jaiven            55    Vice President, Treasurer            -      1999(8)

Bruce E. Menn          56    Vice President, Customer
                              Satisfaction                        -      2002(4)

Michael L. Wise        59    Director                           1989      (9)

Thomas G. Wrightson    55    Vice President, Operations           -     2000(10)
----------------
(1) Mr. Halperin was elected to the Board of Directors and appointed Chairman of the Board in August 2001.
(2) Mr. Levy previously served as our Chairman of the Board of Directors from 1987 until July 1991 and from June 1998 until August 2001.
(3)  Mr. Levy was appointed Chief Executive Officer in June 2001.
(4)  Mr.  Carbonneau  and Mr. Menn were  appointed  executive  officers in April
     2002.
(5)  Mr. Felberbaum was appointed to the Board of Directors in February 2000.
(6)  Mr. Green was appointed to the Board of Directors in May 1997.
(7) Mr. Gruber was appointed Vice President, Finance and Chief Financial Officer in August 2001. In February 2002, Mr. Gruber was appointed Acting President and Chief Operating Officer, retaining his Chief Financial Officer position.
(8) Mr. Jaiven previously served as Vice President and Chief Financial Officer from July 1989 until June 1991, from January 1997 until October 1997 and from July 1999 until July 2001.
(9) Mr. Wise previously served as our President from March 1989 until December 1990 and from October 1992 until July 1996. He served as Vice President from June 1998 to November 1999. He also served as Chairman of the Board of Directors from July 1991 until June 1998 and Vice Chairman of the Board of Directors from June 1998 until November 1999.
(10) Mr. Wrightson commenced employment with us in March 2000.

The terms of the directors will expire at the 2002 Annual Meeting of Shareholders.

Maurice A. Halperin has been a private investor for more than thirty years and currently is the owner and President of two private companies, one of which is in the real estate development business, and the second of which is in the hospitality industry. Mr. Halperin has been active in the turn-around of several unprofitable public companies in the past, including Empire of Carolina, Deltona Corporation, and Clabir.

H. Irwin Levy has been Chairman of the Board and Chief Executive Officer of Hilcoast Development Corp. (Hilcoast), a real estate development and management company, and certain affiliated companies, all of which are privately held businesses, since August 1992. Mr. Levy was Chairman of the Board of CV Reit, Inc., a NYSE listed Real Estate Investment Trust (CV Reit) from December 1997 until June 2000 at which time he became a director of Kramont Realty Trust, successor in merger to CV Reit. Mr. Levy also served as Chairman of the Board and Chief Executive Officer of CV Reit from 1985 until July 1992. He is currently of counsel to the West Palm Beach law firm of Levy Kneen Mariani LLC.

Guy Carbonneau has been employed by us since June 1996 when we acquired the net assets of Seagate Peripherals. Previously Mr. Carbonneau had been employed by Seagate and its predecessor, Conner Storage Systems Group, since 1992. Mr. Carbonneau has held various management and development positions focused on research and development for external storage and has over 20 years experience in the computer industry and holds five US patents in the area of computer storage and systems architectures.

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

Thomas L. Gruber, a certified public accountant, was most recently General Manager for Wireless Power Group from April 1999 until March 2001 and previously from June 1992 until March 1999, President and Chief Executive Officer of Signature Holding Corporation. He has in excess of thirty years experience as an executive in various industries.

Jack Jaiven, a certified public accountant, has served as a Vice President of Hilcoast since July 1992 and as a Vice President of Cenvill Recreation, Inc. and various affiliates (real estate management companies) since May 1999. From October 1997 through April 1999, he served as Executive Vice President and Treasurer of Avatar Retirement Communities, Inc., a wholly-owned subsidiary of Avatar Holdings, Inc., a NYSE listed real estate development company.

Bruce E. Menn held various executive management positions with Printronix from July 1988 to November 2000, and most recently held the position of Vice President of Customer Support from August 1998 to November 2000. Mr. Menn has in excess of thirty years experience in design, development, engineering and product management and customer support.

Michael L. Wise is currently Chairman of the Board of Directors and Chief Executive Officer of Netword, Inc., a publicly held company that provides a utility for navigating the internet. Mr. Wise has been associated with our company in various positions since 1986 and was the founder of IMNET Corporation of Delaware (IMNET), which became a subsidiary of our company in 1988. Mr. Wise served as President and Chairman of the Board of IMNET from July 1986 to June 1990. Mr. Wise has a PhD in physics.

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

                                  SECTION 16(a)
                    BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of our common stock have complied with all applicable Section 16(a) filing requirements except as follows (due to administrative oversights): (i) Former President and Chief Executive Officer Larry Hemmerich did not file Statements of Changes in Beneficial Ownership on Form 4 on a timely basis for (a) receiving 128 shares of Series I Convertible Preferred Stock in April 2001 in satisfaction of a promissory note, (b) the cancellation in June 2001 of stock options to purchase an aggregate of 1,250,000 shares of common stock, and (c) the grant in June 2001 of a stock option to purchase 300,000 shares of common stock; (ii) H. Irwin Levy, Vice Chairman of the Board and Chief Executive Officer did not timely file a Statement of Changes in Beneficial Ownership on Form 4 for the issuance in April 2001 of 4,604 shares of Series I Convertible Preferred Stock in exchange for (a) convertible promissory notes, (b) Series G Convertible Preferred Stock, and (c) the cancellation of a warrant to purchase 500,000 shares of common stock; and (iii) Bernard A. Marden, a significant shareholder, did not timely file Statements of Changes in Beneficial Ownership on Form 4 for (a) the issuance in April 2001 of 1,263 shares of Series I Convertible Preferred Stock in exchange for convertible promissory notes, (b) the October 2001 automatic conversion of Series D Convertible Preferred Stock into 1,000,000 shares of common stock, and (c) the December 2001 purchase of 1,700 shares of Series H Convertible Preferred Stock in a private transaction.

Item 11.  Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2001, 2000 and 1999, the compensation awarded to, earned by or paid to those persons who were, during fiscal 2001, (i) our Chief Executive Officer and (ii) our executive officers whose compensation is required to be disclosed pursuant to the rules of the SEC (collectively referred to as the Named Officers).


                           Summary Compensation Table

                                         Annual Compensation            All               Securities
    Name and                          --------------------------    Other Annual     Underlying Options/
Principal Position           Year        Salary         Bonus       Compensation          SAR's (#)
------------------------    ------    ------------   -----------   --------------    ------------------
H. Irwin Levy (1)            2001         -              -           $ 13,500              20,000
 Chief Executive             2000         -              -           $ 16,500              20,000
 Officer                     1999         -              -           $ 18,000              20,000


Thomas L. Gruber             2001     $111,417(2)        -               -                   -
 Acting President, Chief     2000         -              -               -                   -
 Operating and Financial     1999         -              -               -                   -
 Officer

M. Thomas Makmann (3)        2001     $193,115       $ 20,000            -                   -
 Former President and        2000         -   (4)        -               -                   -
 Chief Operating Officer     1999         -              -               -                   -

Larry Hemmerich              2001     $164,582(5)        -               -                300,000(8)
 Former President and        2000     $297,917(6)    $125,000(7)         -              1,250,000(8)
 Chief Executive Officer     1999         -              -               -                   -

Joel F. Brody (9)            2001     $136,667       $ 17,500            -                   -
 Former Vice President,      2000       47,834(10)   $ 17,500            -                   -
 Engineering                 1999         -              -               -                   -

Thomas G. Wrightson          2001     $150,000           -               -                   -
 Vice President,             2000     $114,231(11)       -           $ 26,046(12)         205,000
 Operations                  1999         -              -               -                   -


----------
(1) The compensation reported represents fees earned in his capacity as a Director and Vice Chairman of the Board (see Directors Compensation). Mr. Levy was appointed Chief Executive Officer in June 2001 for which Mr. Levy does not receive compensation.
(2) Represents compensation paid to Mr. Gruber commencing April 2, 2001, the first date Mr. Gruber was retained by us.
(3)  Mr. Makmann's employment with us ended February 14, 2002.
(4)  Mr. Makmann commenced employment with us on December 29, 2000.
(5) Represents salary paid to Mr. Hemmerich from January 1, 2001, through June 22, 2001, the date Mr. Hemmerich's employment with us ended pursuant to a Separation Agreement (see Employment Agreements).
(6) Represents salary received by Mr. Hemmerich commencing January 17, 2000, the first date Mr. Hemmerich became employed by us.
(7) The bonus earned by Mr. Hemmerich for fiscal 2000 was not paid to him in cash. Instead, Mr. Hemmerich agreed to a promissory note payable dated January 17, 2001, bearing interest at 10% per annum, payable quarterly and maturing thirty days after demand, but no earlier than June 30, 2001. Effective April 12, 2001, Mr. Hemmerich agreed to exchange his note for 125 shares of our Series I Convertible Preferred Stock (see Employment Agreements).
(8) Effective June 22, 2001, pursuant to the Separation Agreement between us and Mr. Hemmerich, previously granted options totaling 1,250,000 were cancelled and Mr. Hemmerich was granted a new option for 300,000 shares.
(9)  Mr. Brody's employment with us ended February 15, 2002.
(10) Represents salary paid to Mr. Brody commencing August 14, 2000, the first date Mr. Brody was employed by us.
(11) Represents salary paid to Mr. Wrightson commencing March 13, 2000, the first date Mr. Wrightson was employed by us.
(12) Represents certain relocation expenses paid to Mr. Wrightson in connection with his relocation efforts upon commencement of employment with us.

Employment Agreements

We entered into an employment agreement with Larry Hemmerich effective January 17, 2000, pursuant to which Mr. Hemmerich was employed as our President, Chief Executive Officer and a director. The agreement provided for the employment of Mr. Hemmerich through January 16, 2002, at an annual base salary of $325,000. The agreement further provided for a $125,000 cash bonus for the first year of employment, and an undetermined bonus in year two based on the achievement of certain performance objectives set by our Board of Directors. Mr. Hemmerich was also granted options to purchase 1,000,000 shares of our common stock at $2.50 per share, with one-third vesting on January 17, 2001, one-third on July 17, 2001 and the remainder on January 17, 2002. The employment agreement provided that 50% of Mr. Hemmerich's options would vest immediately in the event we terminated his employment without cause (as defined in the agreement). The agreement further provided that if Mr. Hemmerich resigned his employment or we terminated Mr. Hemmerich for cause (as defined in the agreement), he would be entitled to receive his base compensation through the date of resignation or termination. In the case of voluntary resignation, all unexercised options were to expire 30 days from the date of resignation and in the case of termination for cause, all of the unexercised options were to terminate immediately.

On October 18, 2000, we agreed to extend the term of Mr. Hemmerich's employment agreement to January 16, 2003, and made the following revisions to the original agreement: (i) a bonus of $100,000 to be paid in January 2002 in the event that during 2001 we experienced three consecutive quarters of revenue growth of not less than 5% of the previous quarter, or in the event the closing market price of our common stock was equal to or exceeded $5.00 per share on December 31, 2001(which conditions did not occur and no bonus was paid for fiscal 2001); (ii) Mr. Hemmerich was granted an option to purchase an additional 250,000 shares at $2.00 per share with 100% vesting on January 16, 2003; and (iii) in the event of the sale of substantially all of our assets or a change in control of more than 51% of our current ownership, 100% of all options granted would vest immediately.

Effective January 17, 2001, Mr. Hemmerich agreed to accept a promissory note in the amount of $125,000 as payment for the bonus due to him for fiscal 2000, as outlined in his original employment agreement. The note bore interest at 10% per annum, payable quarterly, and was due thirty days from demand, but no earlier than June 30, 2001. Effective April 12, 2001, Mr. Hemmerich agreed to exchange his $125,000 note and the accrued interest of $2,900 for 128 shares of our Series I Convertible Preferred Stock with a face value of $127,900, which accrued quarterly dividends at 10% per annum and was convertible into 177,653 shares of our common stock based on a fixed conversion price of $.72 per share. Effective with the Halco Investment (see Certain Relationships and Related
Transactions - Loans and or Investments Made by Directors - Maurice A. Halperin), in January 2002, the Series I Convertible Preferred Stock held by Mr. Hemmerich and all accrued dividends thereon were converted to 305,585 shares of common stock, including 106,594 Inducement Shares and 21,238 Dividend Shares.

Effective June 22, 2001, under a Separation Agreement between us and Mr. Hemmerich, Mr. Hemmerich ceased to hold the positions of President and Chief Executive Officer; however, he continued to be a member of the Board of Directors and was retained as a consultant for a period of six months at $5,000 per month. The Separation Agreement further provided for the cancellation of all options previously granted to Mr. Hemmerich and the grant of a new option to purchase 300,000 shares of our common stock at $.45 per share. In March 2002, Mr. Hemmerich resigned as a member of our board of directors.

Effective June 26, 2001, M. Thomas Makmann was appointed as our President and Chief Operating Officer and H. Irwin Levy was appointed Chief Executive Officer. Effective February 14, 2002, Mr. Makmann's employment with us ended and Thomas
L. Gruber was appointed Acting President and Chief Operating Officer. None of these individuals were or are performing their duties under employment agreements.


Option/Stock Appreciation Rights (SAR) Grants

The following table sets forth information regarding options to purchase our common stock granted during fiscal 2001 to the Named Officers pursuant to the 1996 Stock Option Plan (the Plan). No SARs were granted.


                                       Individual Grants
                                   --------------------------
                     Number of    Percent of Total                            Potential Realizable
                     Securities       Options/                                  Value at Assumed
                     Underlying         SARs                                 Annual Rates of Stock
                      Options/       Granted to      Exercise                Price Appreciation for
                        SARs         Employees        or Base                      Option Term
                      Granted        in Fiscal         Price    Expiration   -----------------------
                       (#)              2001           ($/sh)      Date         5%($)        10%($)
                     ----------   ----------------   --------   ----------   -----------------------
H. Irwin Levy          20,000            3%            $.40      10/08/11     $ 13,031     $ 20,750
Thomas L. Gruber         -               -               -          -             -            -
M. Thomas Makmann        -               -               -          -             -            -
Larry Hemmerich       300,000           41%            $.45      06/22/06     $219,901     $350,155
Joel F. Brody            -               -               -          -             -            -
Thomas G. Wrightson      -               -               -          -             -            -



Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning exercised and unexercised stock options held by the Named Officers as of December 31, 2001. No
SARs have been granted or are outstanding.


                          OPTION EXERCISES DURING 2001
                           AND YEAR-END OPTION VALUES

                                                         Number of                 Value of Unexercised
                        Shares                     Unexercised Options at        In-the-Money Options at
                       Acquired                     December 31, 2001 (#)        December 31, 2001 ($)(1)
                          on          Value     ----------------------------    ----------------------------
Name                   Exercise     Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
-------------------    --------     --------    -----------    -------------    -----------    -------------
H. Irwin Levy            -0-           -0-        210,000          20,000          -0-             -0-

Thomas L. Gruber         -0-           -0-          -0-             -0-            -0-             -0-

M. Thomas Makmann        -0-           -0-         58,333         116,667          -0-             -0-

Larry Hemmerich          -0-           -0-        300,000           -0-            -0-             -0-

Joel F. Brody            -0-           -0-         31,000          74,000          -0-             -0-

Thomas G. Wrightson      -0-           -0-         64,333         140,667          -0-             -0-


----------
1)   The closing price for our common stock, as reported by AMEX on December 31,
     2001,  was $.28.  Since the  exercise  price  exceeds the closing  price at year-end, none of the unexercised options were in-the-money at December 31,
     2001.



Compensation Committee Interlocks and Insider Participation

Since the Compensation Committee did not meet during fiscal 2001, the entire Board of Directors participated in deliberations concerning compensation paid to our executive officers.

Larry Hemmerich, our former President and Chief Executive Officer, was also a member of the Board of Directors until March 2002.

Directors Compensation

With the exception of Larry Hemmerich, none of our directors were also our employees in 2001. Our non-employee directors are entitled to receive $1,500 for each directors' meeting attended. In addition, during 2001, non-employee directors earned annual compensation in the form of monthly management/consulting and board fees for services rendered to us in their respective capacities as directors as follows: Roger H. Felberbaum, Bernard R. Green, H. Irwin Levy and Michael L. Wise, - $13,500 each, and Maurice A. Halperin - $4,000.

Commencing in February 2000, all of the then directors agreed to defer receipt of all compensation earned until certain events occur. As a result, no directors fees have been paid since January 2000. Mr. Wise's compensation is payable to Yadgim Partners, of which Mr. Wise's wife is a general partner.

Effective January 10, 2002, our shareholder's approved our 2001 Stock Option Plan and we ceased issuing options under our 1996 Stock Option Plan. The terms of any option issued under the 1996 Stock Option Plan will continue to be governed by the 1996 Stock Option Plan and the option agreement currently in effect for such option. Pursuant to our 1996 Stock Option Plan and our 2001 Stock Option Plan, each non-employee director is automatically granted, effective each anniversary of said director's appointment to the Board, an option to purchase 20,000 shares of common stock at the then fair market value of our common stock.

Item 12.  Security Ownership of Management and Beneficial Owners

The following table sets forth, as of March 31, 2002, information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock,
(ii) each of our directors and Named Officers and (iii) all our directors and executive officers as a group.

Name and Address of           Amount and Nature of          Percent of
Beneficial Owner             Beneficial Ownership(1)    Outstanding Shares
-------------------------    -----------------------    ------------------
Maurice A. Halperin               42,077,844 (2)                36.6%
17890 Deauville Lane
Boca Raton, FL  33496

H. Irwin Levy                     23,735,093 (3)                20.4%
100 Century Blvd.
West Palm Beach, FL 33417

Bernard A. Marden                 12,638,121 (4)                10.9%
1290 S. Ocean Blvd.
Palm Beach, FL  33480

Joel F. Brody                            100 (5)                  -

Guy Carbonneau                       147,215                      *

Bernard R. Green                     361,348                      *

Thomas L. Gruber                     250,000                      *

Roger H. Felberbaum                  172,500 (6)                  *

Larry Hemmerich                      605,585                      *

Jack Jaiven                          233,231 (7)                  *

M. Thomas Makmann                       -                         -

Bruce E. Menn                          8,333                      *

Michael L. Wise                      666,412 (8)                  *

Thomas G. Wrightson                  122,666                      *

All executive officers            67,774,642                    58.0%
 and directors,
 as a group (10 persons)

* Less than 1%
----------
(1) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of common stock shown as beneficially owned by such stockholder. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options and warrants that are exercisable within 60 days of the date hereof: Mr. Levy - 1,172,500 shares; Mr. Marden - 570,833 shares; Mr. Carbonneau - 131,665 shares; Mr. Green - 80,000 shares; Mr. Felberbaum - 40,000 shares; Mr. Hemmerich - 300,000 shares; Mr. Jaiven - 49,000 shares; Mr. Menn - 8,333 shares; Mr. Wise - 212,000 shares; Mr. Wrightson - 122,666 shares; and all executive officers and directors as a group - 1,816,164 shares. See "Executive Compensation".

(2)  Owned indirectly through a company controlled by Mr. Halperin.
(3) Includes 5,284,357 shares owned by corporations controlled by Mr. Levy and 1,000 shares owned jointly with Mr. Levy's spouse.
(4) Includes 2,888,391 shares owned indirectly by a trust for which Mr. Marden is a trustee.
(5) Represents shares held in a retirement account held by Mr. Brody's spouse for which Mr. Brody disclaimed beneficial ownership.
(6)  Includes 7,500 shares held by Mr. Felberbaum's spouse.
(7)  Includes 15,000 shares held jointly with Mr. Jaiven's spouse.
(8) Includes 143,002 shares owned indirectly as follows, as to which Mr. Wise disclaims beneficial ownership: 92,602 shares owned by Mr. Wise's spouse, and 50,400 shares owned jointly by Mr. Wise's spouse and his mother.


Item 13.  Certain Relationships and Related Transactions

Loans and/or Investments Made by Directors

  Maurice A. Halperin

On November 20, 2001 (the Closing Date), we completed a transaction in which Halco Investments L.C. (Halco), a company controlled by Maurice A. Halperin, acquired a 34% equity interest in, and made certain loans to, us for an aggregate investment of $12.1 million (the Halco Investment). On the Closing Date, Halco acquired 8,970 shares of our newly created Series K Convertible Preferred Stock with a face amount of $9 million, and we issued a $3.1 million, 5-year, 8% note (the Halco Note). Halco invested $6 million in cash and marketable securities having a quoted market value of $6.1 million, based on the closing price for such securities on November 19, 2001.

Mr. Halperin first submitted an investment proposal to us on June 26, 2001. We subsequently negotiated the terms of the offer from July to November 2001, during which time, Halco made short-term working capital loans to us in the aggregate amount of $5 million at an interest rate of 8% per annum. Of that amount, at the Closing Date, $3.1 million was converted into the Halco Note and the remaining $1.9 million was applied to the cash paid by Halco for the Series K Preferred Stock.

In connection with and as conditions to the Halco Investment, it was agreed that an aggregate of 76,884,122 common shares, (New Common Shares) were to be issued as follows: (i) the Series K Preferred Stock, owned by Halco, was to be automatically converted into 39,000,000 shares of the Company's common stock, based upon a conversion price of $.23 per share, upon approval of our shareholders; (ii) all of the holders of our other convertible preferred stock (Other Preferred Stock) agreed to convert their shares of preferred stock into common stock (20,877,432 shares of common stock - Conversion Shares); (iii) our company and the holders of the Other Preferred Stock agreed to the issuance of:
(a) 12,993,072 shares of common stock to induce those holders to convert their shares, all of which were entitled to periodic dividends, into shares of common stock, which had never received a dividend (Inducement Shares), and (b) 3,263,618 shares of common stock (Dividend Shares) in satisfaction of an aggregate of $1.5 million of accrued dividends on the date of conversion (the Inducement Shares and Dividend Shares were based upon a conversion price of $.45 per share); and (iv) Mr. Levy agreed to the receipt of 750,000 shares of our common stock in exchange for $.3 million owed by us to Mr. Levy (Note Shares) based upon a conversion price of $.40 per share.

On the Closing Date, shareholders who owned in excess of 50% of our voting stock executed proxies to vote in favor of the foregoing transactions. However, formal shareholder approval of the transactions was required before we could issue the common stock necessary for the conversion of the Series K Preferred Stock, the Note Shares, the Inducement Shares and the Dividend Shares, and for an increase in the number of authorized common shares from 75 million to 200 million. On January 10, 2002, shareholder approval was received and we issued the New Common Shares effective January 11, 2002.

  H. Irwin Levy

At December 31, 2000, our outstanding  borrowings  included $1.7 million owed to
H. Irwin Levy at 10% per annum. From January through March 31, 2001, Mr. Levy or a company controlled by Mr. Levy (collectively, Mr. Levy) advanced an additional $1.9 million to us, of which $1.25 million was convertible into our common stock at $1.00 per share. In connection with $1.25 million of Mr. Levy's first quarter 2001 advances, we issued warrants to Mr. Levy to purchase 312,500 shares of our common stock, at $1.20 per share, exercisable at issuance and expiring, principally on March 31,2004. Effective April 12, 2001, Mr. Levy exchanged all of his outstanding borrowings ($3.6 million) in addition to his 10% Series G Preferred Stock with a face value of $2 million for 5,682 shares of our Series I Convertible Preferred Stock with an aggregate face value of $5.7 million (including $132,000 in accrued interest and dividends) which was convertible into 7,891,416 shares of our common stock, based on a fixed conversion price of $.72 per share. The Series I Convertible Preferred Stock accrued dividends quarterly at 10% per annum.

From May through September 2001, Mr. Levy advanced an additional $1.45 million under revolving promissory notes at 10% per annum. Effective on the closing date of the Halco Investment, we agreed to satisfy $300,000 of indebtedness to Mr. Levy by issuing 750,000 shares of our common stock. In addition, in December 2001, Mr. Levy assigned $.5 million of his notes to affiliates of W. David Sykes, a former officer of nStor (Mr. Sykes), in a private transaction in which Mr. Levy purchased 1,700 shares of Series H Convertible Preferred Stock with a face value of $1.7 million. The Series H Convertible Preferred Stock accrued dividends quarterly at 10% per annum. The remaining outstanding borrowings to Mr. Levy at December 31, 2001 amounted to $.65 million, with interest at 10% per annum, payable quarterly and scheduled to mature on December 15, 2002, as extended. No interest or dividend payments were made in cash to Mr. Levy during 2001.

In connection with the Halco Investment, Mr. Levy converted his Series E, H and I Convertible Preferred Stock in January 2002 and received 19,062,079 common shares as follows: 10,752,527 shares as Conversion Shares; 6,651,488 shares as Inducement Shares; and 1,658,064 shares as Dividend Shares.

  Larry Hemmerich

See Employment Agreements.

Loans Made by 5% Shareholder

From December 31, 2000 and through March 27, 2001, Bernard Marden and a trust controlled by Mr. Marden (collectively, Mr. Marden) loaned us $1.3 million under convertible promissory notes bearing interest at 8% per annum, payable semi-annually and maturing on March 31, 2003. Effective April 12, 2001, Mr. Marden agreed to exchange his notes for 1,263 shares of our Series I Convertible Preferred Stock with a face value of $1.3 million (including $13,000 in accrued interest), which was convertible into 1,753,724 shares of our common stock based on a fixed conversion price of $.72 per share. The Series I Convertible Preferred Stock accrued dividends, payable quarterly, at 10% per annum.

In June 2001, Mr. Marden loaned us an additional $.45 million at 10% per annum, payable monthly, and maturing December 15, 2001, as extended.

In connection with the Halco Investment, Mr. Marden converted his Series E, H, and I Convertible Preferred Stock in January 2002 and received 7,980,288 common shares as follows: 4,448,168 shares as Conversion Shares; 2,802,212 shares as Inducement Shares; and 729,908 shares as Dividend Shares.

During 2001, we paid $44,261 in interest and dividend payments to Mr. Marden.

Hilcoast Advisory Services, Inc. (Advisor)

Since October 1999, we have been charged $5,000 per month, plus reimbursement of out-of-pocket expenses, from Advisor for certain financial consulting and administrative services provided to us. Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, and Jack Jaiven, our Vice President and Treasurer, is an officer of Advisor. Since February 2000, Advisor has agreed to defer receipt of these fees.

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

                            nSTOR TECHNOLOGIES, INC.

                            By:   /s/ Thomas Gruber
                               -------------------------------
                               Thomas Gruber,
                               Acting President, Chief
                               Operating and Financial Officer

Dated:  April 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 19, 2002       /s/    Maurice A. Halperin
                     ------------------------------------------------
                      Maurice A. Halperin, Chairman of the Board

April 18, 2002      /s/    H. Irwin Levy
                    -------------------------------------------------
                      H. Irwin Levy, Vice Chairman of the Board and Chief Executive Officer

April 18, 2002      /s/    Thomas Gruber
                    -------------------------------------------------
                     Thomas Gruber, Acting President, Chief Operating and Financial Officer

April 17, 2002      /s/    Roger H. Felberbaum
                    -------------------------------------------------
                     Roger H. Felberbaum, Director

April 18, 2002      /s/    Bernard R. Green
                    -------------------------------------------------
                     Bernard R. Green, Director

April 18, 2002      /s/    Jack Jaiven
                    -------------------------------------------------
                     Jack Jaiven, Vice President, Treasurer

April 18, 2002      /s/    Michael L. Wise
                    -------------------------------------------------
                     Michael L. Wise, Director