Form 10-Q
period 2002-03-31
NSTOR TECHNOLOGIES INC
filed 2002-05-15
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of April 30, 2002: 115,049,920
                   nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                               Page
                                                              Number
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31,
       2002 (Unaudited) and December 31, 2001                    3
     Consolidated Statements of Operations
       (Unaudited) for the three months ended
       March 31, 2002 and 2001                                   4
     Consolidated Statement of Shareholders'
       (Deficit) Equity (Unaudited) for the three
       months ended March 31, 2002                               5
     Consolidated Statements of Cash Flows
       (Unaudited) for the three months ended
       March 31, 2002 and 2001                                   6
     Notes to Consolidated Financial Statements
       (Unaudited)                                               7-14

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                            14-18

  Item 3.  Quantitative and Qualitative Disclosures              18
              about Market Risk


Part II.  OTHER INFORMATION

   Item 1. - Item 3.  Not Applicable                             18-19

   Item 4.     Submission of Matters to a Vote of
                Security Holders                                 19

   Item 5.     Not Applicable                                    19

   Item 6.     Exhibits and Reports on Form 8-K                  19


SIGNATURE                                                        20

PART 1  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                        Mar. 31,
                                                          2002       Dec. 31,
                                                       (unaudited)     2001
             ASSETS                                     ---------   ---------
             ------
Current assets:
  Cash and cash equivalents                              $ 1,028     $   857
  Marketable securities                                        -       4,255
  Accounts receivable, net of $243 and $209
     in allowance for doubtful accounts                    1,198       1,925
  Inventories                                                865       1,364
  Prepaid expenses and other                                 120         211
                                                         -------     -------
     Total current assets                                  3,211       8,612

Property and equipment, net of $5,876 and
  $5,641 of accumulated depreciation                       1,183       1,367
Goodwill net of $808 in accumulated
  amortization for both periods                            1,989       1,989
                                                         -------     -------
                                                         $ 6,383     $11,968
                                                         =======     =======
             LIABILITIES
             -----------
Current liabilities:
  Bank line of credit                                    $   979     $ 2,991
  Other borrowings                                         1,100       1,100
  Accounts payable and other                               4,210       3,790
                                                         -------     -------
     Total current liabilities                             6,289       7,881

Long-term debt                                             3,600       3,600
                                                         -------     -------
     Total liabilities                                     9,889      11,481
                                                         -------     -------

  SHAREHOLDERS' (DEFICIT) EQUITY (Note 2)
  ----------------------------------------
Preferred stock, $.01 par; 1,000,000 shares
  authorized                                                   -           -
Common stock, $.05 par; 200,000,000 shares authorized;
  115,049,920 issued and outstanding at March 31, 2002
  and 114,603,144 shares assumed issued and
  outstanding at December 31, 2001                         5,752       5,729
Additional paid-in capital                                94,890      94,104
Deficit                                                 (104,148)    (99,346)
                                                         -------     -------
     Total shareholders' (deficit) equity                 (3,506)        487
                                                         -------     -------
                                                         $ 6,383     $11,968
                                                         =======     =======


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                   Three Months
                                                  Ended March 31,
                                                --------------------
                                                  2002       2001
                                                ---------  ---------

Sales                                            $ 1,559    $ 6,218
Cost of sales                                      1,675      4,505
                                                 -------    -------
     Gross (loss) margin                            (116)     1,713
                                                 -------    -------
Operating expenses:
  Selling, general and administrative              1,530      3,308
  Research and development                           737      1,079
  Depreciation and amortization                      243        483
                                                 -------    -------
     Total operating expenses                      2,510      4,870
                                                 -------    -------
Loss from operations                              (2,626)    (3,157)

Realized losses on marketable securities          (1,329)         -
Fair value of option granted to customer            (670)         -
Interest expense                                    (137)      (326)
Other (expense) income, net                          (40)        38
                                                 -------    -------
Net loss                                          (4,802)    (3,445)

Preferred stock dividends                              -       (185)
                                                 -------    -------
Net loss available to common stock               $(4,802)   $(3,630)
                                                 =======    =======
Basic and dilutive net loss per common share     $  (.04)   $  (.10)
                                                 =======    =======

Weighted average number of common shares
  considered outstanding, basic and dilutive   114,940,708  35,478,489
                                               ===========  ==========


                 See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                             (dollars in thousands)
                                   (unaudited)

                                                    Addi-
                                  Common Stock      tional
                              -------------------   Paid-In
                                Shares     Amount   Capital   Deficit    Total
                              -----------  ------   -------  ---------  --------

Balances, December 31, 2001   114,603,144  $5,729   $94,104   $(99,346)  $   487

Issuance of common stock
  in satisfaction of accrued
  dividends on Series D
  convertible preferred stock     446,776      23       116                  139

Fair value of option granted
  to customer                                           670                  670

Net loss for the three
 months ended March 31, 2002                                    (4,802)
(4,802)

                              -----------  ------   -------  ---------  --------
Balances, March 31, 2002      115,049,920  $5,752   $94,890  $(104,148) $(3,506)
                              ===========  ======   =======  =========  ========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                              Three Months
                                                             Ended March 31,
                                                          --------------------
                                                             2002       2001
                                                               (unaudited)
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                ($ 4,802)  ($ 3,445)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Proceeds from the sale of marketable securities        2,926          -
      Realized losses on the sale of marketable securities   1,329          -
      Fair value of option granted to customer                 670          -
      Depreciation                                             243        383
      Amortization of goodwill                                   -        100
      Provision for uncollectible accounts                      34          -
      Provision for inventory obsolescence                      70          -
      Changes in assets and liabilities:
        Decrease in accounts receivable                        693        428
        Decrease in inventories                                429        928
        Decrease in prepaid expenses and other                  91        118
        Increase (decrease) in accounts payable and other      559     (1,618)
                                                           --------   --------
Net cash provided by (used in) operating activities          2,242     (3,106)
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                          (59)       (79)
                                                           --------   --------
Net cash used in investing activities                          (59)       (79)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on bank line of credit                     (2,012)      (270)
  Additions to other borrowings                                  -      4,392
  Cash paid for preferred stock dividends                        -        (60)
                                                           --------   --------
Net cash (used in) provided by financing activities         (2,012)     4,062
                                                           --------   --------
Net increase in unrestricted cash and cash
  equivalents during the period                                171        877

Unrestricted cash and cash equivalents at the
  beginning of the period                                      857         37
                                                          ---------   --------
Unrestricted cash and cash equivalents at the
  end of the period                                       $  1,028        914
                                                          =========   ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                    $    126    $   225
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

        Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial net losses of $14 million, $21.9 million, and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $4.8 million for the quarter ended March 31, 2002. In addition, the Company has negative working capital and a shareholders' deficit at March 31, 2002. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

During 2001, the Company shifted its sales and marketing strategy to provide greater technical, marketing and sales support to expand the Company's indirect customer channel base (original equipment manufactures (OEMs), resellers and system integrators). As part of this strategy, during 2001 and 2002, the Company has significantly reduced its direct sales personnel and related costs, and is currently focusing its direct sales team to targeted markets as well as existing customers. Further personnel reductions have been implemented to reflect the Company's lower sales levels and provide certain cost efficiencies.

Since January 1, 2001, and through May 14, 2002, the Company obtained $19.3 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received in 2001 from Maurice Halperin, the Company's Chairman of the Board since August 15, 2001 and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin"), consisting of $6 million in cash and $6.1 million in marketable securities (see Note 2 to Consolidated Financial Statements). From November 2001 through March 2002, the Company received $4 million in cash from the sale of all of the marketable securities (see Note 3 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through May 14, 2002 also included $3.8 million from H. Irwin Levy, the Company's Vice-Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, "Mr. Levy").

Since the fourth quarter of 2000, the Company has not been in compliance with its minimum net worth and net income covenants under its bank credit facility. On February 4, 2002, the bank advised the Company that the outstanding principal balance exceeded the Company's borrowing base by $1.1 million and demanded immediate payment of this over-advance. Subsequent to that date, the Company reduced the outstanding principal balance to an amount which no longer exceeds the Company's borrowing base. The bank has advised the Company that it does not intend to renew the credit facility, but agreed to an extension from April 30, 2002, its maturity date, to May 30, 2002. The Company is currently negotiating with a replacement lender and expects to be able to complete a new bank credit facility during the second quarter of 2002; however, there can be no assurance that it will be successful in obtaining such a facility on terms acceptable to the Company, if at all. As of April 30, 2002, the outstanding balance of the Bank Line of Credit had been reduced to $430,000.

Effective April 30, 2002, the Company entered into a promissory note with Mr. Levy under which the Company may borrow up to $750,000, on a revolving basis, at 8% per annum, payable quarterly, and maturing April 30, 2003. As of May 14, 2002, the Company had borrowed $350,000 under this facility.

The Company believes that it has sufficient cash and other financial resources to effectively operate until it achieves positive cash flows from operations, which is expected to occur during the second half of 2002; however, there is no assurance that the Company will be able to achieve positive cash flows in the future or that additional financial resources will not be required.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

        Business

The Company is a designer, developer and manufacturer of attached and SAN (Storage Area Network) ready data enclosures and Storage Management Software used in storage solutions for computing operations. The Company's product line supports a variety of operating systems, including Windows NT and Windows 2000, Sun Solaris, Linux, SGI IRIX and Macintosh. Designed for storage intensive environments such as the Internet or other mission-critical applications, the Company's products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), and SCSI architectures.

        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications

Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no impact on operating results previously reported.

        Net Loss Per Common Share ("EPS")

Basic EPS is calculated by dividing the net loss available to common stock by the weighted average number of common shares considered outstanding for the period, without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities. For the periods presented, the effect of potentially dilutive securities would have been antidilutive. Accordingly, basic and dilutive EPS for those periods are the same.

Effective January 11, 2002, the Company issued an aggregate of 76,884,122 new common shares (the "New Common Shares") pursuant to shareholder approval of the Halco Investment (see Note 2 to Consolidated Financial Statements). The Halco investment was completed on November 20, 2001, subject to shareholder approval; accordingly the calculation of basic and diluted EPS assumes that the New Common Shares were issued as of November 20, 2001. As part of the issuance of the New Common Shares, all of the Company's convertible preferred stock was converted to common stock.

(2)  HALCO INVESTMENT

On November 20, 2001 (the "Closing Date"), the Company completed a transaction in which Halco Investments L.C. (Halco), a company controlled by Mr. Halperin, acquired a 34% equity interest in, and made certain loans to, the Company for an aggregate investment of $12.1 million (the Halco Investment). On the Closing Date, Halco acquired 8,970 shares of the Company's newly created Series K Convertible Preferred Stock (the "Series K Preferred Stock"), with a face amount of $8,970,000, and the Company issued a $3.1 million, 5-year, 8% note (the
"Halco Note"). Halco invested $6 million in cash and marketable securities having a quoted market value of $6.1 million, based on the closing price for such securities on November 19, 2001.

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

In connection with and as conditions to the Halco Investment, it was agreed that an aggregate of 76,884,122 New Common Shares were to be issued as follows: (i) the Series K Preferred Stock, owned by Halco, was to be automatically converted into 39,000,000 shares of the Company's common stock, based upon a conversion price of $.23 per share, upon approval of the Company's shareholders; (ii) all of the holders of the Company's other convertible preferred stock (the "Other Preferred Stock") agreed to convert their shares of preferred stock into common stock (20,877,432 shares of common stock, including 10,752,527 to Mr. Levy);
(iii) the Company and the holders of the Other Preferred Stock agreed to the issuance of: (a) 12,993,072 shares of common stock, including 6,651,488 to Mr. Levy, to induce those holders to convert their shares, all of which were entitled to periodic dividends, into shares of common stock, which had never received a dividend (the "Inducement Shares"), and (b) 3,263,618 shares of common stock, including 1,658,064 to Mr. Levy, (the "Dividend Shares") in satisfaction of an aggregate of $1.5 million of accrued dividends (including $.7 million to Mr. Levy) on the date of conversion (the Inducement Shares and Dividend Shares were based upon a conversion price of $.45 per share); and (iv) Mr. Levy agreed to the receipt of 750,000 shares of the Company's common stock in exchange for $.3 million owed by the Company to Mr. Levy (the "Note Shares") based upon a conversion price of $.40 per share.

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



          Balances at January 10, 2002                               New Common Shares
   (Considered Converted to New Common Shares                 Issued Effective January 11, 2002
          at December 31, 2001)                        (Considered Outstanding at December 31, 2001)
------------------------------------------------------------------------------------------------------
                         Aggregate Accrued                                                   Total
Preferred   Number of   Stated Value  Dividends     Conversion    Inducement   Dividend    New Common
  Series     Shares         (in thousands)            Shares        Shares       Shares      Shares
---------   ---------   -----------------------     ----------    ----------   ---------   -----------

   E          3,500        $ 3,500    $  405         1,166,666     1,166,666     899,665     3,232,997
   H          5,100          5,100       383         7,083,333     4,250,000     850,776    12,184,109
   I          9,092          9,092       681        12,627,433     7,576,406   1,513,177    21,717,016
   K          8,970          8,970         -        39,000,000             -           -    39,000,000
                           --------   ------        ----------    ----------   ---------   -----------
                           $26,662    $1,469        59,877,432    12,993,072   3,263,618    76,134,122
                           ========   ======        ==========    ==========   =========
Note Shares                                                                                    750,000
                                                                                           -----------
Total New Common Shares issued effective January 11, 2002                                   76,884,122

Common shares outstanding at December 31, 2001                                              37,719,022
                                                                                           -----------
Common shares outstanding at January 11, 2002
 (considered outstanding at December 31, 2001)                                             114,603,144
                                                                                           ===========


(3)   TRADING MARKETABLE SECURITIES

In connection with the Halco Investment (see Note 2 to Consolidated Financial Statements) on November 20, 2001, the Company received marketable securities with a quoted market value of $6.1 million, including approximately 434,000 shares of American Realty Investors Inc. ("ARL"), a New York Stock Exchange listed company, with a quoted market value of $5.2 million. Through December 31, 2001, the Company received net cash proceeds of $1,047,000 principally from the sale of all of the non-ARL securities, and realized a gain of $86,000. Unrealized losses at December 31, 2001 on the ARL shares were $897,000.

Due to ARL's low trading volume, the Company's ability to sell or borrow against the ARL holdings had been extremely limited. From November 2001 through March 19, 2002, the Company had been able to sell only 56,300 shares in the public market, generating cash proceeds of $442,000. To assist in funding the Company's working capital requirements, in February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp. ("Hilcoast") entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of $1,470,000 on the respective purchase dates for an aggregate purchase price of $1,240,000. In connection therewith, Hilcoast granted the Company four month options to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the "Options"). In February and March 2002, the Company sold 183,000 shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of $1,278,000, which approximated ARL's quoted value on the respective purchase dates. As a result of the first quarter ARL sales, the Company realized a loss of $1.3 million.

In April 2002, the Company exercised the Options and received net cash proceeds of $206,000, which will be reflected as a realized gain on marketable securities in the second quarter.

(4)  GOODWILL

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company
implemented SFAS 142 which discontinued the amortization of unamortized goodwill. The carrying amount of goodwill is approximately $2 million as of March 31, 2002. Amortization of goodwill amounted to $100,000 for the three months ended March 31, 2001. The Company is currently assessing any impairment issues related to SFAS 142.

(5)  BORROWINGS

  Revolving Credit Facility (Bank Line of Credit)

At December 31, 2001, the Bank Line of Credit, as amended, provided for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.25 million or 20% of eligible inventory, as defined, (collectively, the "Borrowing Base"). The Bank Line of Credit bore interest at prime (4.75% at March 31, 2002) plus 2.5%, was scheduled to mature on April 30, 2002, requires a facility fee of .25% based on the average unused portion of the maximum borrowing, is collateralized by substantially all of the Company's assets, and provides for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, the Company has not been in compliance with its minimum net worth and net income requirements under the Bank Line of Credit. On February 4, 2002, the bank advised the Company that the outstanding principal balance exceeded the Borrowing Base by $1.1 million (principally due to the bank's decision to discontinue financing the Company's eligible inventory) and demanded immediate payment of the over-advance. Subsequent to that date, the Company reduced the outstanding principal balance to an amount which no longer exceeds the Borrowing Base. Effective February 4, 2002, the bank applied the following amendments to the Bank Line of Credit: (1) an increase in the interest rate to prime plus 3.5%, (2) a decrease in the overall facility to $3.5 million; and (3) a reduction in the inventory borrowing limit to $900,000 with further reductions of 2% of eligible inventory per week, effective February 12, 2002. The bank has also advised the Company that it does not intend to renew the Bank Line of Credit, but agreed to an extension of the maturity date to May 31, 2002. The Company is currently negotiating with a replacement lender and expects to be able to complete a new bank credit facility during the second quarter of 2002; however, there is no assurance that it will be successful in obtaining such a facility on terms acceptable to the Company, if at all. As of April 30, 2002, the outstanding balance of the Bank Line of Credit had been reduced to $430,000.

    Other Borrowings

The Company's other borrowings consisted of the following (in thousands):

                                         March 31,         December 31,
                                       ------------       ------------
                                           2002                 2001
                                       ------------       ------------
Current:

Notes payable, interest at 10% per
  annum, maturing on December 15,
  2002, including $650,000 to Mr. Levy      $1,100             $1,100
                                            ======             ======
Long-term:

Halco Note, interest only at 8% per
  annum, payable quarterly, maturing
  on November 20, 2006                      $3,100             $3,100

Other notes payable, interest
  only at 8% per annum, payable
  monthly, maturing on June 6, 2003            500                500
                                            ------             ------
                                            $3,600             $3,600
                                            ======             ======

(6)  FAIR VALUE OF OPTION GRANTED TO CUSTOMER

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

In connection with its efforts to develop further strategic business relationships with Pacific, effective March 1, 2002, the Company granted Pacific an option to purchase up to thirty (30) million newly issued shares of the Company's common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $670,000 as of the date of grant based on the Black-Scholes option-pricing model and other provisions of SFAS 123 and related EITF guidance. This amount was recorded as an expense in the accompanying Statement of Operations for the three months ended March 31, 2002.

(7)  INCOME TAXES

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

As of December 31, 2001, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $54.8 million and for California tax purposes of approximately $11.5 million, expiring from 2012 through 2021 and 2002 through 2011, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.2 million, which expire from 2002 through 2018 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 2001, which may be used indefinitely to reduce regular federal income taxes.

The usage of approximately $8 million of the NOL's and approximately $2 million of the California NOL's is limited annually to approximately $.4 million due to an acquisition, which caused a change in ownership for income tax purposes under Internal Revenue Code Section 382.

At March 31, 2002 and December 31, 2001, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL's will not be realized based on recent operating results.

(8)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates predominantly in one business segment, information storage solutions. The Company's customers include end users, OEMs, systems integrators and value added resellers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. During the three months ended March 31, 2002, sales to two customer's accounted for 27% and 17% of sales. During the three months ended March 31, 2001, no single customer accounted for more than 10% of sales. Sales to geographic areas other than the United States have not been significant.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Such statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, timing and volume of sales orders, our inability to improve the gross margin on our products, competitive factors, dependence upon third-party vendors, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the technology industry and the economy in general, legal proceedings and other risks detailed in our periodic report filings with the Securities and Exchange Commission

The economic risk associated with material cost fluctuations, inventory obsolescence and the ability to manage our inventories through procurement and utilization of component materials could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we file with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Business

We are a designer, developer and manufacturer of direct attached and SAN ready data storage enclosures and Storage Management Software for computing operations. Our product line supports a variety of operating systems, including Windows NT and Windows 2000, Solaris, Linux, SGI IRIX and Macintosh platforms. Designed for storage-intensive environments such as the Internet or other mission-critical applications, our products are offered in Fibre Channel, Fibre-to-SCSI and SCSI architectures.

                              Results of Operations

Three Months Ended March 31, 2002 vs. March 31, 2001

We incurred a net loss of $4.8 million for the three months ended March 31, 2002 as compared to a net loss of $3.4 million for the corresponding quarter in 2001. Included in the 2002 net loss were $1.3 million of realized losses on marketable securities and a $670,000 charge for the fair value of an option granted to a customer.

Sales

Net sales for the three months ended March 31, 2002 were $1.6 million as compared to $6.2 million for the three months ended March 31, 2001. The decrease reflects the economic downturn which has caused customer delays in purchasing technology and other equipment. During the quarter ended March 31, 2002, our revenues consisted of $.4 million in direct sales to end users and $1.2 million in indirect sales to OEMs, value-added resellers (VARs) and other channel business. During the prior year's first quarter, our revenues consisted of $3.9 million, $1.4 million and $.9 million attributable to direct sales, indirect sales and service revenues, respectively. In August 2001, we sold substantially all of our service revenue business; accordingly, we expect our service revenues in 2002 to continue to be insignificant.

In order to take advantage of the opportunities available in the indirect business channels, during 2001 we shifted our sales and marketing strategy to provide greater technical, marketing and sales support to our indirect sales function. As part of this strategy, since January 2001 we have reduced our direct sales personnel and related costs, and are currently refocusing our direct sales force to targeted markets as well as existing large customers.

Cost of Sales/Gross Margins

Gross margins decreased to a negative 7.4% for the three months ended March 31, 2002 as compared to a positive 27.5% for the quarter ended March 31, 2001. The decrease in gross margin percentage was primarily due to economies of scale attributable to the level of fixed costs inherent in our operations as well as the price we paid for materials, coupled with significantly lower sales revenues. Our gross margins are dependent, in part, on product mix which fluctuates from time to time.

Operating Expenses

        Selling, General and Administrative

Selling, general and administrative expenses were $1.5 million and $3.3 million for the three months ended March 31, 2002 and 2001, respectively. The $1.8 million decrease was primarily the result of our overall work force reduction, partially offset by $.2 million, principally attributable to excess capacity in our manufacturing and office facilities.

        Research and Development

Research and development expenses were $737,000 for the three months ended March 31, 2002 and $1.1 million for the three months ended March 31, 2001. The decrease was primarily attributable to costs incurred in 2001 as a result of the development of our NexStor product line. We believe that considerable investments in research and development will be required to remain competitive.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

        Depreciation and Amortization

Depreciation and amortization was $243,000 and $483,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease reflects the discontinuation of amortization of goodwill pursuant to the implementation of SFAS 142 effective January 1, 2002 (see Note 4 to Consolidated Financial Statements) and a decrease of $140,000 in depreciation. During the three months ended March 31, 2001, amortization of goodwill amounted to $100,000.

        Interest Expense

Interest expense decreased from $326,000 for the three months ended March 31, 2001 to $137,000 for the corresponding quarter of 2002. The decrease is attributable to lower average borrowings and lower interest rates.

        Preferred Stock Dividends

Preferred stock dividends were $185,000 for the three months ended March 31, 2001. Effective November 20, 2002, all of the Company's remaining convertible preferred stock was converted to common stock pursuant to the Halco Investment (see Note 2 to Consolidated Financial Statements). Accordingly, there were no preferred stock dividends in 2002.


                         Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced substantial net losses of $14 million, $21.9 million, and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $4.8 million for the quarter ended March 31, 2002. In addition, we have negative working capital and a shareholders' deficit at March 31, 2002. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

During 2001, we shifted our sales and marketing strategy to provide greater technical, marketing and sales support to expand our indirect customer channel base (OEMs, resellers and system integrators). As part of this strategy, during 2001 and 2002, we have significantly reduced our direct sales personnel and related costs, and are currently focusing our direct sales team to targeted markets as well as existing customers. Further personnel reductions have been implemented to reflect our lower sales levels and provide certain cost efficiencies.

Since January 1, 2001, and through May 14, 2002, we obtained $19.3 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received in 2001 from Mr. Halperin consisting of $6 million in cash and $6.1 million in marketable securities (see Note 2 to Consolidated Financial Statements). From November 2001 through March 2002, we received $4 million in cash from the sale of all of the marketable securities (see Note 3 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through May 14, 2002 also included $3.8 million from Mr. Levy.

Since the fourth quarter of 2000, we have not been in compliance with our minimum net worth and net income covenants under our bank credit facility. On February 4, 2002, the bank advised us that the outstanding principal balance exceeded our borrowing base by $1.1 million and demanded immediate payment of this over-advance. Subsequent to that date, we reduced the outstanding principal balance to an amount which no longer exceeds our borrowing base. The bank has advised us that it does not intend to renew the credit facility, but agreed to an extension from April 30, 2002, its maturity date, to May 30, 2002. We are currently negotiating with a replacement lender and expect to be able to complete a new bank credit facility during the second quarter of 2002; however, there can be no assurance that we will be successful in obtaining such a facility on terms acceptable to us, if at all. As of April 30, 2002, the outstanding balance of the Bank Line of Credit had been reduced to $430,000.

Effective April 30, 2002, we entered into a promissory note with Mr. Levy under which we may borrow up to $750,000, on a revolving basis, at 8% per annum, payable quarterly, and maturing April 30, 2003. As of May 14, 2002, we had borrowed $350,000 under this facility.

We believe that we have sufficient cash and other financial resources to effectively operate until we achieve positive cash flows from operations, which is expected to occur during the second half of 2002; however, there is no assurance that we will be able to achieve positive cash flows in the future or that additional financial resources will not be required.


                      Consolidated Statements of Cash Flows

        Operating Activities

Net cash provided by operating activities amounted to $2.2 million for the three months ended March 31, 2002. This amount consists of $.5 million from operations (before changes in assets and liabilities), (including $2.9 million of cash proceeds from the sale of marketable securities) and an aggregate of $1.7 million from the reduction of accounts receivable and inventory and an increase in accounts payable and other liabilities. During the 2001 quarter, net cash used in operating activities amounted to $3.1 million principally consisting of a loss from operations (before changes in assets and liabilities). In addition, $1.4 million in cash was provided by the reduction in accounts receivable and inventory and was offset by a $1.6 million reduction of accounts payable and other liabilities.

        Investing Activities

Net cash used by investing activities was insignificant during both periods.

        Financing Activities

Net cash used in financing activities for the three months ended March 31, 2002 was $2 million consisting of a reduction in our Bank Line of Credit. Net cash provided by financing activities for the three months ended March 31, 2001 amounted to $4.1 million and primarily consisted of financing from private investors.


                   Critical Accounting Policies and Estimates

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns.

We have recorded goodwill that arose from an acquisition in 2000. This asset will be tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 4 to Consolidated Financial Statements).

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Results for the interim periods presented in this report are not necessarily indicative of results that may be reported for any other interim period or for the entire fiscal year.


                               Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2002.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate Bank Line of Credit ($430,000 outstanding balance at April 30, 2002). Therefore, we are subject to a market risk arising from increases to the prime rate.


Part II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Recent Sale of Unregistered Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On January 10, 2002, the Company held a Special Meeting of Stockholders. At the meeting, the shareholders approved all matters considered with the following vote distributions:

Item                                       Affirmative      Negative     Abstain
----                                       -----------      --------     -------

The issuance of: (i) 39 million shares
of common stock to Halco Investments L.C.
upon  conversion  of Series K  Convertible
Preferred  Stock;  (ii) 16.3 million
shares of common  stock to all other
preferred  stockholders  to induce them to
convert  their  preferred  stock and any
accrued  dividends  thereon into common
stock;  and (iii) .75 million shares of
common stock in exchange for $.3 million
of indebtedness of the Company.             33,783,931       766,683      64,667

Increase in the number of authorized
shares of common stock from 75 million
to 200 million                              33,752,959       783,139      79,183

Elimination of Series J Convertible
Preferred Stock                             33,773,820       184,684      76,871

Approve and adopt the 2001 Stock Option
Plan                                        33,025,878       926,261      83,236


Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

10.1 Promissory Note for $750,000 between Registrant and Hilcoast Development Corp., dated April 30, 2002

(b)     Reports on Form 8-K:

        We were not required to file Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)


May 13, 2002           /s/  Thomas L. Gruber
                       ------------------------------------------
                      Thomas L. Gruber, Acting President,
                      Chief Operating and Financial Officer