Form 10-Q
period 2002-06-30
NSTOR TECHNOLOGIES INC
filed 2002-08-14
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE  ACT  OF  1934

            For the transition period from __________ to __________


                         Commission File Number: 0-8354


                            nSTOR TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


                  Delaware                               95-2094565
        -------------------------------              -------------------
        (State of other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)


                              10140 Mesa Rim Road
                          San Diego, California 92121
                 ----------------------------------------
                 (Address of principal executive offices)


                                 (858)453-9191
                        -------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of July 31, 2002: 137,549,920
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                     Page
                                                                    Number
                                                                   --------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002
           (uaudited) and December 31, 2001                              3
         Consolidated Statements of Operations
           (unaudited) for the three and six months
           ended June 30, 2002 and 2001                                  4
         Consolidated Statement of Shareholders'
           Equity (uaudited) for the six months
           ended June 30, 2002                                           5
         Consolidated Statements of Cash Flows
           (unaudited) for the six months ended
           June 30, 2002 and 2001                                      6-7
         Notes to Consolidated Financial Statements
           (unaudited)                                                8-19

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         19-23

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                    23


Part II. OTHER INFORMATION                                           23-24

SIGNATURE                                                               24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            nSTOR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                                          June 30,
                                                             2002       Dec. 31,
         ASSETS                                          (unaudited)      2001
         ------                                          -----------    --------
Current assets:
  Cash and cash equivalents                                 $   654     $   857
  Marketable securities                                           -       4,255
  Accounts receivable, net                                    2,661       1,925
  Inventories                                                   292       1,364
  Prepaid expenses and other                                    421         211
                                                            -------     -------
    Total current assets                                      4,028       8,612

Property and equipment, net of $5,955 and
  $5,641 accumulated depreciation                               969       1,367
Goodwill and other intangible assets, net of
  $842 and $808 accumulated amortization                     11,241       1,989
                                                            -------     -------
                                                            $16,238     $11,968
                                                            =======     =======
        LIABILITIES
        -----------
Current liabilities:
  Bank lines of credit                                        $ 650     $ 2,991
  Other borrowings                                            3,409       1,100
  Accounts payable and other                                  4,211       3,790
  Deferred revenue                                            1,802           -
                                                            -------     -------
    Total current liabilities                                10,072       7,881

Long-term debt                                                3,100       3,600
                                                            -------     -------
    Total liabilities                                        13,172      11,481
                                                            -------     -------
        SHAREHOLDERS' EQUITY
        --------------------
Preferred stock, $.01 par; 1,000,000 shares authorized;
  Series L Convertible Preferred Stock, 1,000 and 0
  shares issued and outstanding at June 30, 2002
  and December 31, 2001, respectively                             -           -
Common stock, $.05 par; 200,000,000 shares authorized;
  137,549,920 and 114,603,144 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively                                                6,877       5,729
Additional paid-in capital                                  102,143      94,104
Deficit                                                    (105,954)    (99,346)
                                                            -------     -------
    Total shareholders' equity                                3,066         487
                                                            -------     -------
                                                            $16,238     $11,968
                                                            =======     =======

          See accompanying notes to consolidated financial statements.


                            nSTOR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)


                                                Three Months                Six Months
                                                Ended June 30,             Ended June30,
                                             --------------------      --------------------
                                               2002        2001         2002         2001
                                                 (unaudited)                (unaudited)
                                             -------      -------      -------      -------
Sales                                        $ 2,451      $ 3,953      $ 4,010      $10,171
Cost of sales                                  2,351        3,050        4,026        7,555
                                             -------      -------      -------      -------
Gross margin (loss)                              100          903          (16)       2,616
                                             -------      -------      -------      -------
Operating expenses:
  Selling, general and administrative          1,115        2,808        2,645        6,116
  Research and development                       650          892        1,387        1,971
  Depreciation and amortization                  350          368          593          851
                                             -------      -------      -------      -------
    Total operating expenses                   2,115        4,068        4,625        8,938
                                             -------      -------      -------      -------
Loss from operations                          (2,015)      (3,165)      (4,641)      (6,322)
Realized gains (losses) on marketable
  securities                                     206            -       (1,123)           -
Fair value of option granted to customer           -            -         (670)           -
Interest expense                                (120)        (328)        (257)        (654)
Other (expense) income, net                      (14)         (25)         (54)          13
                                             -------      -------      -------      -------
Net loss before preferred stock dividends
  and extraordinary gain (loss)               (1,943)      (3,518)      (6,745)      (6,963)
Extraordinary gain (loss) from debt
  extinguishment (net of tax of $0)              137         (362)         137         (362)
                                             -------      -------      -------      -------
Net loss                                      (1,806)      (3,880)      (6,608)      (7,325)
Preferred stock dividends                          -         (444)           -         (629)
                                             -------      -------      -------      -------
Net loss applicable to common stock         ($ 1,806)    ($ 4,324)    ($ 6,608)    ($ 7,954)
                                             =======      =======      =======      =======
Basic and diluted net loss per
  common share:
  Loss before extraordinary gain (loss)     ($   .01)    ($   .11)    ($   .06)    ($    21)
  Extraordinary gain (loss)                      .00     (    .01)         .00        ( .01)
                                             -------      -------      -------      -------
Net loss per common share                   ($   .01)    ($   .12)    ($   .06)    ($   .22)
                                             =======      =======      =======      =======
Weighted average number of common
 shares used in per share computation,
 basic and diluted                        120,983,986    35,597,434  117,979,041   35,538,290
                                          ===========    ==========  ===========   ==========



          See accompanying notes to consolidated financial statements.


                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                     Common Stock         Preferred Stock     Additional
                                ----------------------   ------------------     Paid-In
                                  Shares       Amount     Shares    Amount      Capital      Deficit     Total
                                -----------   --------   -------   --------   -----------   ---------    -------
Balances, December 31, 2001     114,603,144    $ 5,729        -    $    -      $ 94,104     ( $99,346)    $  487

Issuance of common stock:
  Acquisition of 100% of
    common stock of Stonehouse
    Technologies, Inc.
    ("Stonehouse")               22,500,000      1,125                            5,850                    6,975

  Satisfaction of accrued
    dividends on Series D
    convertible preferred stock     446,776         23                              116                      139

Issuance of Series L
  Convertible Preferred
  Stock in connection with
  acquisition of Stonehouse                               1,000         -         1,403                    1,403

Fair value of option granted
  to customer                                                                       670                      670

Net loss for the six
 months ended June 30, 2002                                                                    (6,608)    (6,608)

                                -----------    -------   ------    ------      --------      --------     ------
Balances, June 30, 2002         137,549,920    $ 6,877    1,000    $    -      $102,143     ($105,954)    $3,066
                                ===========    =======   ======    ======      ========      ========     ======


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six Months
                                                         Ended June 30,
                                                      ---------------------
                                                         2002        2001
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              ($ 6,608)   ($ 7,325)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Proceeds from the sale of marketable securities      3,132           -
    Realized loses on the sale of marketable
      securities                                         1,123           -
    Fair value of option granted to customer               670           -
    Depreciation                                           558         650
    Provision for inventory obsolescence                   273           -
    Extraordinary (gain) loss from debt extinguishment    (137)        362
    Provision for uncollectable accounts                    77           -
    Amortization of goodwill and intangible assets          35         201
    Amortization of deferred financing costs and other       -         242
    Changes in assets and liabilities, net of
      effects from acquisition:
        Decrease in accounts receivable                    638       1,154
        Decrease in inventories                            799         796
        (Increase) decrease in prepaid expenses
          and other                                       (109)        264
        Decrease in deferred revenue, accounts
          payable and other                                191      (1,024)
                                                       --------    -------
Net cash provided (used) by operating activities           642      (4,680)
                                                       --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (75)        (73)
  Cash acquired in acquisition                             298           -
                                                       --------    -------
Net cash provided (used) by investing activities           223         (73)
                                                       --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on bank line of credit                 (2,541)       (964)
  Additions to other borrowings                          1,473       5,641
  Issuance of preferred stock                                -         250
  Cash paid for preferred stock dividends                    -         (60)
                                                       --------    -------
Net cash (used) provided by financing activities        (1,068)      4,867
                                                       --------    -------
Net (decrease) increase in cash and cash
  equivalents during the period                           (203)        114

Cash and cash equivalents at the
  beginning of the period                                  857          37
                                                       --------    -------
Cash and cash equivalents at the
  end of the period                                    $   654     $   151
                                                       ========    =======

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months
                                                           Ended June 30,
                                                      -----------------------
                                                         2002        2001
                                                      ----------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                 $    146     $    348
                                                       ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  Non-Cash Investing Activities:
    Acquisition:
      Fair value of assets acquired                    $ 11,027     $      -
      Liabilities assumed or incurred                    (2,947)           -
      Common and preferred stock issued                  (8,378)           -
                                                       --------     --------
          Cash acquired                               ($    298)    $      -
                                                       ========     ========

  NON-CASH FINANCING ACTIVITIES:

    Issuance of preferred stock in satisfaction
      of borrowings                                    $      -     $ 11,870
                                                       ========     ========

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of nStor Technologies, Inc. and all wholly-owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K, as amended, for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial net losses of $14 million, $21.9 million and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $6.6 million for the six months ended June 30, 2002. In addition, the Company has negative working capital at June 30, 2002. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

However, since 2001 the Company has devoted substantial efforts to: (i) streamline its operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.

Since 2001, the Company has significantly reduced its direct sales personnel and related costs as part of its strategy to expand the Company's indirect customer channel base (original equipment manufacturers (OEMs), resellers and systems integrators). Further personnel reductions have been implemented to reflect the Company's lower sales levels and provide certain cost efficiencies.

In July 2002, the Company entered into a contract with Varian, Inc. for outsourcing the production of the Company's 4000 Series of products. The 4000 product family will be expanded later in 2002 to become the Company's universal product offering. The Company expects this agreement to result in immediate improvements in its operating margins by lowering manufacturing costs as well as reducing overall operating costs. The Company's current manufacturing facility, located in San Diego, California, is scheduled to be phased out during the third quarter of 2002.

From January 1, 2001 through July 31, 2002, the Company obtained $20.8 million of equity and debt financing from private investors, principally Maurice Halperin, the Company's Chairman of the Board since August 15, 2001 and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin"), and H. Irwin Levy, the Company's Vice-Chairman of the Board, Chief Executive Officer and a principal shareholder, or companies controlled by Mr. Levy (collectively, "Mr. Levy").

During 2002, the Company's bank lender advised that it did not intend to renew the Company's credit facility. As of June 30, 2002, the outstanding balance of this facility had been reduced to $450,000, and as of July 30, 2002, was paid in full. The Company is currently negotiating with a replacement lender and expects to be able to complete a new bank credit facility during the third quarter of 2002; however, there can be no assurance that it will be successful in obtaining such a facility on terms acceptable to the Company, if at all. On an interim basis, effective in August 2002, the Company has been able to receive financing based on 80% of qualified accounts receivable.

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Stonehouse Technologies, Inc. (see Note 2 to Consolidated Financial Statements).

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

Business

nStor Corporation, Inc., ("nStor"), a wholly-owned subsidiary of the Company, is a designer, developer and manufacturer of attached and SAN (Storage Area Network) ready data enclosures and Storage Management Software used in storage solutions for computing operations. The Company's product line supports a variety of operating systems, including Windows NT and Windows 2000, Sun Solaris, Linux, SGI IRIX and Macintosh. Designed for storage intensive environments such as the Internet or other mission-critical applications, the Company's products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), and SCSI architectures.

In June 2002, the Company acquired Stonehouse Technologies, Inc. ("Stonehouse" - see Note 2 to Consolidated Financial Statements). Stonehouse provides software and services solutions that help large enterprises manage their communications expenses, assets and processes. These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

Revenue Recognition

     nStor

Revenues from the sale of storage products are recognized as of the date shipments are made to customers, net of an allowance for returns.

     Stonehouse

Revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured . Consulting revenues are recognized when services are performed. Revenues on long-term development contracts are deferred at time of sale and using the percentage-of-completion method, are recognized based upon hours incurred as a percentage of estimated total hours. Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

Recent Authoritative Pronouncements

In October 2001, the Financial Accounting Standards Board the ("FASB") issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective for the Company commencing with its 2002 fiscal year. Upon adoption, this accounting pronouncement had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standard No.145 ("SFAS No.145"), Rescission of SFAS No.4, 44, and 64, Amendment of SFAS No.13, and Technical Corrections. SFAS No.145 rescinds SFAS No.4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No.44, Accounting for Intangible Assets of Motor Carriers, and SFAS No.64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No.145 requires, among other things (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No.13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No.30, Reporting the Results of Operations. The rescission of SFAS No.4 is effective January 1, 2003. The amendment of SFAS No.13 is effective for transactions occurring on or after May 15, 2002. Management is in the process of assessing the effect, if any, of this pronouncement.

In July 2002, the FASB issued Statement of Financial Accounting Standard No.146 ("SFAS No.146"), Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No.146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material affect on the Company's financial position or results of operations.

(2) ACQUISITION

Terms of the Acquisition

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Stonehouse from Pacific Technology Group, Inc. ("PTG"), a subsidiary of Pacific USA Holdings Corp ("PUSA")(the "Acquisition"). The purchase price of $8.9 million, including approximately $500,000 in transaction costs, was based upon a market value of $.31 per share, the average of the Company's closing market prices for the four days before and after the terms of the Acquisition were agreed to (April 30, 2002), and consisted of the issuance of 22,500,000 shares of the Company's common stock and 1,000 shares of the Company's Series L
Convertible Preferred Stock. The Series L Convertible Preferred Stock is convertible into 4,527,027 shares of common stock, subject to the Company's shareholder approval. In addition, the Company is obligated to issue up to 8,687,258 shares of common stock based on an Earn-Out provision, as defined.

Under the Earn-Out provision, in the event pretax income (defined in the Stock Purchase Agreement as "Net Revenues") of Stonehouse exceeds $1 million for the four consecutive calendar quarters beginning on October 1, 2002, the Company will be required to issue to PTG that number of additional shares of common stock equal to the product of 27.027 and the amount of Net Revenues in excess of $1 million, up to a maximum of 8,687,258 shares of the Company's common stock. The issuance of such shares is subject to the Company's shareholder approval.

Reasons for the Acquisition

In an effort to improve the Company's financial condition and future sales revenues, the Company developed a strategic business relationship with Pacific Electric Wire & Cable Co., Ltd. ("PEWC"), the parent of PUSA. PEWC is a Taiwan-based corporation, traded on the Taiwan Stock Exchange. As described in
Note 8 to the Consolidated Financial Statements, effective March 1, 2002, the Company entered into a Reseller Agreement with another subsidiary of PUSA, and also granted an option to that subsidiary to purchase up to 30 million common shares at an exercise price of $.40 per share. Subsequently, the Company began exploring ways to further its relationship with PEWC by combining nStor with Stonehouse.

The Company believes that the Acquisition will have a positive impact on its operating results from a cash flow standpoint, and will also contribute to the Company's operating income during 2002. Further, Stonehouse has an expansive customer base, including major U.S. corporations and government agencies, through which the Company believes it will be able to market its computer storage products, which in turn should have a positive impact on the Company's operations.

In addition, the Company believed that the increase to its shareholders' equity resulting from the Acquisition would assist the Company in its efforts to regain compliance with the continued listing standards of the American Stock Exchange (see Management's Discussion & Analysis, Liquidity and Capital Resources - American Stock Exchange).

Accounting for the Acquisition

The Acquisition was accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at estimated fair values as of the Acquisition date in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and the results of Stonehouse's operations included in the Company's consolidated financial statements from the Acquisition date. Allocation of the purchase price has been made on a preliminary basis subject to adjustment should new or additional facts about the business become known over the ensuing twelve months after the Acquisition. Based on a valuation analysis completed by an independent valuation firm, the allocation of the purchase price included intangible assets with an aggregate fair value of $3.2 million and goodwill of $6.1 million. Intangible assets with finite useful lives were identified as follows: (i) customer relationships ($2.3 million); (ii) software ($660,000); and (iii) non-compete agreement ($255,000); with corresponding useful lives of ten, five, and four years, respectively. The excess of the purchase price over the fair value of net assets acquired (goodwill) will be subject to an annual review for impairment in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, adopted by the Company in 2002 (see
Note 5 to Consolidated Financial Statements).

About Stonehouse

Stonehouse, based in Plano, Texas, provides software and services solutions that help large enterprises manage their communications expenses, assets and processes. These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory, and allocate costs.

The following unaudited pro forma results of operations assume the Acquisition occurred at the beginning of the three and six months ended June 30, 2002 and 2001 (in thousands, except per share data):



                                      Three Months                              Six Months
                                      Ended June 30,                            Ended June 30,
                          --------------------------------------    -------------------------------------
                                 2002                2001                 2002               2001
                          --------------------------------------    -------------------------------------
                          Histor-     Pro      Histor-    Pro       Histor-    Pro     Histor-    Pro
                          ical(b)    forma      ical     forma      ical(b)   forma     ical     forma
                                    Combined           Combined(a)           Combined          Combined(a)
                          ------    --------   ------- ----------   ------   --------  ------- ----------
Net sales                 $2,451     $3,350    $3,953    $5,528     $4,010    $6,824   $10,171  $13,356

Loss before preferred
 stock dividends and
 extraordinary gain
 (loss)                  ($1,943)   ($2,004)  ($3,518)  ($4,697)   ($6,745)  ($6,612)  ($6,963) ($8,340)

Net loss applicable
 to common stock         ($1,806)   ($1,867)  ($4,324)  ($5,412)   ($6,608)  ($6,475)  ($7,954) ($9,182)

Basic and diluted net
 loss per share          ($  .01)   ($  .01)  ($  .12)  ($  .09)   ($  .06)  ($  .05)  ($  .22)  ($  .16)

Weighted average number
 of common shares used
 in per share computa-
 tion, basic and
 diluted                  120,984    143,484    35,597    58,097    117,979   140,479    35,538    58,038


(a) The 2001 pro forma combined net loss reflects the implementation of a revised business plan by Stonehouse, beginning in February 2001, by a newly-employed business team, which contemplated substantial increases to marketing, sales and administrative programs, in order to significantly expand future revenues. Stonehouse subsequently determined that the new plan was not in its best interests and, as a result, during the fourth quarter of 2001, this plan was discontinued. Stonehouse's previous top executive reassumed the chief executive officer duties and the new business team and certain other employees were terminated in the fourth quarter of 2001 or early 2002. Significant operating expenses related to the discontinued business plan were incurred in 2001.

(b) Historical amounts include Stonehouse's results of operations for June 2002.

The following table shows the amount assigned to each of Stonehouse's major assets and liabilities at the date of Acquisition (in thousands):

               Cash                                            $   298
               Accounts receivable                               1,554
               Prepaid expenses                                    101
                                                               -------
                      Total current assets                       1,953

               Property and equipment                               85
               Goodwill                                          6,113
               Other intangible assets                           3,174
                                                               -------
                      Total assets                             $11,325
                                                               =======

               Borrowings                                      $   200
               Accounts payable and other liabilities              556
               Deferred revenue                                  1,704
                                                               -------
                      Total liabilities                        $ 2,460
                                                               =======


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


          Balances at January 10, 2002                          New Common Shares
 (Considered Converted to New Common Shares            Issued Effective January 11, 2002
         at December 31, 2001)                   (Considered Outstanding at December 31, 2001)
----------------------------------------------   -------------------------------------------------
                        Aggregate     Accrued                                             Total
Preferred  Number of   Stated Value  Dividends   Conversion    Inducement   Dividend    New Common
  Series     Shares         (in thousands)         Shares        Shares      Shares      Shares
---------  ---------   -----------------------   ----------    ----------  ---------   -----------
   E         3,500       $ 3,500      $  405      1,166,666     1,166,666     899,665    3,232,997
   H         5,100         5,100         383      7,083,333     4,250,000     850,776   12,184,109
   I         9,092         9,092         681     12,627,433     7,576,406   1,513,177   21,717,016
   K         8,970         8,970           -     39,000,000             -           -   39,000,000
                        --------      ------     ----------    ----------   ---------  -----------
                         $26,662      $1,469     59,877,432    12,993,072   3,263,618   76,134,122
                        ========      ======     ==========    ==========   =========
Note Shares                                                                                750,000
                                                                                       -----------
Total New Common Shares issued effective January 11, 2002                               76,884,122

Common shares outstanding at December 31, 2001                                          37,719,022
                                                                                       -----------
Common shares outstanding at January 11, 2002
 (considered outstanding at December 31, 2001)                                         114,603,144
                                                                                       ===========


(4)  TRADING MARKETABLE SECURITIES

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

Due to ARL's low trading volume, the Company's ability to sell or borrow against the ARL holdings had been extremely limited. From November 2001 through March 19, 2002, the Company had been able to sell only 56,300 shares in the public market, generating cash proceeds of $442,000. To assist in funding the Company's working capital requirements, in February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp. ("Hilcoast"), entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of $1,470,000 on the respective purchase dates for an aggregate purchase price of $1,240,000. In connection therewith, Hilcoast granted the Company four-month options to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the "Options"). In February and March 2002, the Company sold 183,000 additional shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of $1,278,000, which approximated ARL's quoted value on the respective purchase dates. In April 2002, the Company received $206,000 in cash proceeds from the exercise of the Options. As a result of the ARL sales in 2002, the Company realized a loss of $1.1 million during the six months ended June 30, 2002, net of a $206,000 gain during the second quarter.

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted SFAS 142, which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment. Accordingly, there was no goodwill amortization recognized during the three and six months ended June 30, 2002, as compared to $101,000 and $201,000 in the corresponding 2001 periods, respectively. During 2002, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company's goodwill, including goodwill acquired in the Stonehouse Acquisition. Based on this analysis, the Company's goodwill is not considered to be impaired as of January 1, 2002. The Company continues to review the impact of SFAS 142 and will make any necessary adjustments, as appropriate.

As of June 30, 2002, the carrying amount of goodwill and other intangible assets was approximately $8.1 million and $3.2 million, respectively, of which $6.1 million of goodwill and $3.2 million of other intangible assets were acquired in June 2002 in connection with the Stonehouse Acquisition (see Note 2 to Consolidated Financial Statements). Amortization of other intangible assets for the three and six months ended June 30, 2002 was $35,000.

(6)  BORROWINGS

  Revolving Bank Credit Facilities

At December 31, 2001, the Company had a revolving bank credit facility (the "Bank Line of Credit"), as amended, which provided for borrowings principally based on the lesser of $10 million or 85% of eligible accounts receivable, as defined. The Bank Line of Credit bore interest at prime plus 2.5%, was scheduled to mature on April 30, 2002, was collateralized by substantially all of the Company's assets, and provided for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, the Company had not been in compliance with its minimum net worth and net income requirements under the Bank Line of Credit. Effective February 4, 2002, the bank increased the interest rate to prime plus 3.5% and advised the Company that it did not intend to renew the Bank Line of Credit. As of June 30, 2002, the outstanding balance of the Bank Line of Credit had been reduced to $450,000 and as of July 30, 2002, the entire outstanding balance was repaid. The Company is currently negotiating with a replacement lender and expects to be able to complete a new bank credit facility during the third quarter of 2002; however, there is no assurance that it will be successful in obtaining such a facility on terms acceptable to the Company, if at all.

Stonehouse has a revolving bank credit facility (the "Stonehouse Revolver") under which Stonehouse may borrow up to $500,000, payable upon demand, with interest at prime plus 1% (5.75% at June 30, 2002). Borrowings under the Stonehouse Revolver are collateralized by accounts receivable and certain other assets of Stonehouse and guaranteed by PTG and PUSA. The Company has agreed to use it's best efforts to cause the guarantees to be released by September 5, 2002 and has provided an indemnification to PTG and PUSA on their guarantees. At June 30, 2002, the outstanding principal balance under the Stonehouse Revolver was $200,000.

        Other Borrowings

The Company's other borrowings consisted of the following (in thousands):

                                               June 30,       December 31,
                                                2002              2001
                                            -----------      ------------
Current:

Notes payable to Mr. Levy, interest
  ranging from 8%-10% per annum,
  maturing on various dates from
  December 2002 through June 2003 (b)          $2,123          $  650

Other notes payable, interest ranging
  from 8%-10% per annum, maturing on
  various dates from December 2002
  through June 2003 (c)                         1,286             450
                                               ------          ------
                                               $3,409          $1,100
                                               ======          ======
Long-term:

Note payable to Halco, interest at
  8% per annum, maturing on
  November 20, 2006 (a)                        $3,100          $3,100

Other                                               -             500
                                               ------          ------
                                               $3,100          $3,600
                                               ======          ======

(a) As a condition to the closing of the Stonehouse Acquisition, the Company issued an 8% convertible subordinated promissory note (the "New Halco Note") to Halco in the principal amount of $3.1 million. The New Halco Note replaced the Halco Note dated November 20, 2001, in the principal amount of $3.1 million (see
Note 3 to Consolidated Financial Statements). The New Halco Note is convertible at the Company's option at any time prior to maturity on November 20, 2006 and after the earlier of: (i) May 31, 2002 or (ii) the date on which the Company receives a notice of delisting from the AMEX, in each case, only to the extent deemed necessary to maintain the Company's listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company's common stock on AMEX on the trading day immediately prior to the date of conversion. The New Halco Note is convertible at the holder's option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of the common Stock on AMEX on the trading day immediately prior to the date of conversion.

(b) Effective June 14, 2002, the Company issued a 10% convertible subordinated promissory note (the "New Levy Note") to Mr. Levy in the amount of $650,000. The New Levy Note replaced three previously issued 10% notes, aggregating $650,000 and is convertible at the Company's option at any time prior to maturity on June 14, 2003 and after the date on which (i) the Company receives notice of delisting from AMEX, and (ii) the New Halco Note has been converted into shares of the Company's common stock and in each case, only to the extent deemed necessary to maintain the Company's listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company's common stock on the trading day immediately prior to the date of conversion.

(c) The holder of a $450,000 note, payable December 15, 2002, as extended, has the right at any time prior to maturity, to convert the note into shares of the Company's common stock based on a fixed conversion price of $.40 per share.

(7)  EXTRAORDINARY GAIN (LOSS) FROM DEBT EXTINGUISHMENT

During the three and six months ended June 30, 2002, the Company recognized a $137,000 extraordinary gain from negotiated discounts with vendors. During the three and six months ended June 30, 2001, the Company recognized a $362,000 extraordinary loss, representing the unamortized discount on certain notes payable exchanged for preferred stock.

(8)  FAIR VALUE OF OPTION GRANTED TO CUSTOMER

Effective March 1, 2002, the Company entered into a Reseller Agreement with a wholly-owned subsidiary of PEWC. The Agreement grants the subsidiary of PEWC the right to market and sell the Company's products for a period of two (2) years in Mainland China and Taiwan on an exclusive basis, and in the United States and Europe on a non-exclusive basis. The exclusivity right is conditioned, among other items, upon minimum purchases by PEWC of $5 million through February 28, 2003 and $10 million during the subsequent year.

In connection with its efforts to develop further strategic business relationships with PEWC, effective March 1, 2002, the Company granted a subsidiary of PEWC an option to purchase up to thirty (30) million newly issued shares of the Company's common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $670,000 as of the date of grant based on the Black-Scholes option-pricing model and other provisions of SFAS 123 and related EITF guidance. This amount was recorded as an expense in the accompanying Statement of Operations for the six months ended June 30, 2002.

(9) INCOME TAXES

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

As of December 31, 2001, there were unused net operating loss carryforwards (the NOL's) for regular federal income tax purposes of approximately $54.8 million and for California tax purposes of approximately $11.5 million expiring from 2012 through 2021 and 2002 through 2011, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.2 million, which expire from 2002 through 2018 and in conjunction with the Alternative Minimum Tax (AMT) rules, the Company has available AMT credit carryforwards of approximately $800,000, at December 31, 2001, which may be used indefinitely to reduce regular federal income taxes.

The usage of approximately $8 million of the NOL's and approximately $2 million of the California NOL's is limited annually to approximately $400,000 due to an acquisition, which caused a change in ownership for income tax purposes under Internal Revenue Code Section 382.

At June 30, 2002 and December 31, 2001, a 100% valuation allowance has been provided on total deferred tax assets because it is more likely than not that the NOL's will not be realized based on recent operating results.

(10) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Prior to the Acquisition in June 2002, the Company operated predominantly in one business segment, information storage solutions ("Storage Solutions"). The Company's customers include end users, OEMs, systems integrators and value added resellers.

Following the Acquisition, the Company began operating under a second business segment, Telecommunication Software/Services. Stonehouse offers telemanagement solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. During the three months ended June 30, 2002, sales to two customers accounted for 40% and 15% of the Company's sales. During the six months ended June 30, 2002, a single customer accounted for 34% of the Company's sales. In the three and six months ended June 30, 2001, no single customer accounted for greater than 10% of the Company sales. Sales to geographic areas other than the United States have not been significant.

Presented below for the three months ended June 30, 2002 is selected financial information for the two segments in which the Company now operates (in thousands). The Storage Solution segment includes all corporate revenues and expenses except those specifically attributable to the Telecommunications Software/Services segment. Since the Acquisition occurred in June 2002, segment information is not applicable for the 2001 periods.

                                         Storage      Telecommunication
                                        Solutions     Software/Services

                                     -------------   --------------------

Revenues                                 $ 2,028           $  423

Gross (loss) margin                      $   (96)          $  196

Net loss before preferred
 stock dividends and
 extraordinary gain                     ($ 1,931)         ($   12)

Net loss applicable
 to common stock                        ($ 1,794)         ($   12)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Such statements inherently involve risks and uncertainties that could cause actual results of operations to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, timing and volume of sales orders, our inability to improve the gross margin on our products, material cost fluctuations, competitive factors, dependence upon third-party vendors, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the technology industry and the economy in general, legal proceedings and other risks detailed in our periodic report filings with the Securities and Exchange Commission (the "SEC"). Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we file with the SEC. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report

                              Results of Operations

For the three months ended June 30, 2002 and 2001, we incurred a net loss of $1.8 million and $3.9 million, respectively. We incurred a net loss of $6.6 million and $7.3 million for the six months ended June 30, 2002 and 2001, respectively. Included in the net loss for the six months ended June 30, 2002 were $1.1 million in realized losses on marketable securities, a $670,000 charge for the fair value of an option granted to a customer and a $137,000 extraordinary gain from debt extinguishment. Included in the net loss for the three and six months ended June 30, 2001 was a $362,000 extraordinary loss from debt extinguishment.

Sales

Sales for the three and six months ended June 30, 2002 decreased to $2.45 million and $4 million, respectively, from $3.95 million and $10.2 million for the same periods in 2001, respectively. Included in sales for the 2002 periods was $423,000 attributable to Stonehouse following our acquisition in June 2002. The significant decrease in sales reflects the economic downturn, which has caused customer delays in purchasing technology and other equipment. During the six months ended June 30, 2002, sales revenues attributable to our storage business, included $1.5 million in direct sales to end users and $2 million in indirect sales to OEMs, value-added resellers (VARs) and other channel business, representing 42% and 56%, respectively. During the corresponding period in 2001, direct, indirect and service revenues represented 27%, 56%, and 17% respectively, of our sales revenues. In August 2001, we sold substantially all of our service revenue business; accordingly, service revenues for 2002 are insignificant.

Cost of Sales/Gross Margins

Gross margins decreased to 4% and 0% for the three and six months ended June 30, 2002, respectively, as compared to 23% and 26% for the same periods in 2001, respectively. Gross margins for 2002 were positively affected by a 46% gross margin attributable to $423,000 of Stonehouse revenues for June 2002. The decrease in gross margin percentage was primarily due to economies of scale attributable to the level of fixed costs inherent in our operations as well as the price we paid for materials, coupled with significantly lower sales revenues. Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.

See Note 1 to Consolidated Financial Statements regarding expected future gross margin improvements attributable to a new manufacturing outsource contract effective in July 2002.

Operating Expenses

Selling, General and Administrative (SG&A)

Selling, general and administrative expenses decreased to $1.1 million and $2.6 million for the three and six months ended June 30, 2002, respectively, from $2.8 million and $6.1 million for the same periods in 2001, representing a 60% and 57% decline for each period, respectively. The significant decrease was primarily the result of the reduction of our overall work force and related costs (including occupancy) partially offset by an additional $173,000 in SG&A costs resulting from the Stonehouse Acquisition in June 2002.

Research and Development

Research and development expenses for the three and six month periods ended June 30, 2002 were $650,000 and $1.4 million, respectively, as compared to $892,000 and $2 million for the same periods in 2001. The decrease was primarily attributable to costs incurred in 2001 as a result of the development of our 4000 Series product line. We believe that considerable investments in research and development will be required to remain competitive and expect that these expenses will increase in future periods.

Research and development costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2002 was $350,000 and $593,000, respectively, as compared to $368,000 and $851,000 for 2001, respectively. The decrease reflects the discontinuation of amortization of goodwill pursuant to the implementation of SFAS 142 effective January 1, 2002 (see Note 5 to Consolidated Financial Statements). During the three and six months ended June 30, 2001, amortization of goodwill amounted to $101,000 and $201,000, respectively.

Interest Expense

Interest expense decreased to $120,000 and $257,000 for the three and six months ended June 30, 2002, from $328,000 and $654,000 for the corresponding 2001 period. This decrease is attributable to lower average borrowings and lower interest rates.

Preferred Stock Dividends

Preferred stock dividends were $444,000 and $629,000, for the three and six months ended June 30, 2001, respectively. Effective November 20, 2001, all of the Company's then remaining convertible preferred stock was converted to common stock pursuant to the Halco Investment (see Note 3 to Consolidated Financial Statements). Accordingly, there were no preferred stock dividends in 2002.

The Series L Convertible Preferred Stock issued in connection with the Stonehouse Acquisition in June 2002 is not entitled to receive dividends.

                         Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $14 million, $21.9 million and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $6.6 million for the six months ended June 30, 2002. In addition, we have negative working capital at June 30, 2002. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

However, since 2001 we have devoted substantial efforts to: (i) streamline our operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover our working capital needs. For a description of these efforts, see Notes 1 and 2 to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

        Operating Activities

Net cash provided by operating activities amounted to $642,000 for the six months ended June 30, 2002. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $877,000 (net of $3.1 million of cash proceeds from the sale of marketable securities), which was more than offset by reductions in accounts receivable ($638,000) and inventories ($799,000). Inventory reductions have been effectuated in connection with our new manufacturing outsource contract in July 2002 (see Note 1 to Consolidated Financial Statements).

Net cash used by operating activities for the six months ended June 30, 2001 amounted to $4.7 million with the most significant use of cash being our loss from operations (before changes in assets and liabilities) of $5.9 million. The operating loss was offset by an aggregate reduction in accounts receivable, inventories and prepayments of $2.2 million, net of a $1 million decrease in account payable and other liabilities.

        Investing Activities

The most significant component of net cash provided by investing activities for the six months ended June 30, 2002 consisted of $298,000 of cash acquired in the Stonehouse Acquisition.

        Financing Activities

Net cash used in financing activities for the six months ended June 30, 2002 was $1.1 million, consisting of a $2.5 million net reduction of our Bank Line of Credit, partially offset by $1.5 million of borrowings from Mr. Levy.

Net cash provided by financing activities for the six months ended June 30, 2001 amounted to $4.9 million and primarily consisted of borrowings of $5.6 million from private investors (including $2.7 million from Mr. Levy), of which $4.4 million was satisfied by the issuance of convertible preferred stock in April 2002 and $250,000 from the issuance of convertible preferred stock, partially offset by a net reduction of our Bank Line of Credit of $1 million.

        American Stock Exchange ("AMEX")

On May 28, 2002, we received correspondence from AMEX regarding the potential delisting of our common stock from AMEX due to our failure to meet certain of AMEX's continued listing standards, related to minimum shareholders' equity and our ability to continue operations and/or meet our obligations as they mature. On June 26, 2002, we submitted a plan and supporting documentation (the "Plan") to AMEX to demonstrate our ability to regain compliance. On August 13, 2002, AMEX notified us that it had accepted our Plan and granted us an extension through June 20, 2003 within which we must regain compliance, subject to periodic review by AMEX's Staff. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted. We believe that we will be successful in regaining compliance, although there can be no assurance that we will remain listed on AMEX.

                   Critical Accounting Policies and Estimates

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns. Revenues from computer software sales are recognized upon execution of a contract and shipment of the software provided that the product is accepted by the customer. Consulting revenues are recognized when services are performed. Revenues on long-term development contracts are deferred at time of sale, and using the percentage-of-completion method are recognized based upon hours incurred as a percentage of estimated total hours. Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

Our preliminary allocation of the Stonehouse purchase price included $6.1 million in goodwill and $3.2 million in other intangible assets in accordance with SFAS 141. These values were based on a valuation analysis completed by an independent valuation firm. In addition, we have unamortized goodwill of $2 million that arose from an acquisition in 2000. Goodwill will be tested for possible impairment at least on an annual basis in accordance with SFAS No. 142 (see Note 5 to Consolidated Financial Statements).

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently we do not have debt that is tied to floating interest rates. Therefore, at this time we are not subject to risk arising from increases in interest rates.


Part II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable


Item 2.  Changes in Recent Sales of Unregistered Securities and Use of Proceeds

In connection with the Stonehouse Acquisition in June 2002, we issued 22,500,000 shares of common stock and 1,000 shares of Series L Convertible Preferred Stock, which is convertible into 4,527,027 shares of common stock, subject to shareholder approval.

All of the foregoing issuances were exempt from registration under section 4(2) of the Act.


Item 3.  Defaults Upon Senior Securities

Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

(a)     Exhibits:

2.1 Stock Purchase Agreement dated June 7, 2002 by and among the Registrant, Pacific USA Holdings Corp., Pacific Technology Group, Inc. and Stonehouse Technologies, Inc. (3)

4.1  Certificate of Designation of Series L Convertible Preferred Stock (3)

4.2 Stockholders' Agreement dated June 7, 2002 by and among the Registrant, H. Irwin Levy, Hilcoast Development Corp., MLL Corp., Maurice A. Halperin, Halco Investments, L.C. and Pacific Technology Group, Inc. (3)

4.3 Registration Rights Agreement dated June 7, 2002 between Registrant and Pacific Technology Group, Inc. (3)

4.4 8% Convertible Subordinated Promissory Note for $3,100,000, dated June 7, 2002, between Registrant and Halco Investments, L.C. (3)

10.1 Working  Capital  Assurance  Agreement   dated June 7, 2002, by and between
     Registrant and Hilcoast Development Corp. (3)

10.2 Employment  Agreement   dated  June 7,  2002,  between  John E.  Gates  and
     Stonehouse. (3)

10.3 Form of Agreement between Registrant and Hilcoast Development Corp. (2)

10.4 Promissory Note for $750,000 between Registrant and Hilcoast Development Corp., dated June 14, 2002 (1)

10.5 Promissory Note for $500,000 between Registrant and Hilcoast Development Corp., dated May 18, 2002 (1)

10.6 Convertible Promissory Note for $650,000 between Registrant and H. Irwin Levy, dated June 14, 2002. (1)

     (1)  Filed herewith.

     (2) Incorporated by reference to the Exhibits previously filed as Exhibits to the Registrant's Form 8-K filed April 12, 2002.

     (3) Incorporated by reference to the Exhibits previously filed as Exhibits to the Registrant's 8-K filed June 21, 2002.

(b)     Reports on Form 8-K:

A report on Form 8-K dated April 10, 2002 was filed April 12, 2002, reporting under Item 2 - Disposition of Assets, in which the Registrant reported the sale of its remaining marketable securities.

A report on Form 8-K dated March 1, 2002 was filed June 21, 2002, reporting under (i) Item 2 - Acquisition or Disposition of Assets, in which the Registrant reported the acquisition of 100% of the outstanding capital stock of Stonehouse Technologies, Inc. on June 7, 2002, and (ii) Item 5 - Other Events, in which the Registrant reported (a) the grant of an option in March 2002 to an affiliate of Stonehouse, and (b) an employment agreement in connection with the Stonehouse Acquisition.

A report on Form 8-K/A dated March 1, 2002 was filed on August 13, 2002, reporting under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, in which the Registrant reported historical financial statements of Stonehouse Technologies, Inc. and Pro Forma financial information.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             nSTOR TECHNOLOGIES, INC.
                                   (Registrant)

                                 /s/ Thomas L. Gruber

August 13, 2002           ---------------------------------
                           Thomas L. Gruber,
                           Acting President, Chief Operating
                           and Financial Officer