Form 10-Q
period 2002-09-30
NSTOR TECHNOLOGIES INC
filed 2002-11-13
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                  (858)453-9191
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of October 31, 2002: 142,076,947
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                     Page
                                                                    Number
                                                                    ------
  Item 1.      Financial Statements

        Consolidated Balance Sheets as of September 30,
          2002 (Unaudited) and December 31, 2001                         3
        Consolidated Statements of Operations
          (Unaudited) for the three and nine months
          ended September 30, 2002 and 2001                              4
        Consolidated Statement of Stockholders'
          Equity (Unaudited) for the nine months
          ended September 30, 2002                                       5
        Consolidated Statements of Cash Flows
          (Unaudited) for the nine months ended
          September 30, 2002 and 2001                                  6-7
        Notes to Consolidated Financial Statements
          (Unaudited)                                                 8-19


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations           19-23


  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                  23


  Item 4.  Controls and Procedures                                      23


Part II.  OTHER INFORMATION

  Item 1. - Item 5.   Not Applicable                                    24

  Item 6.   Exhibits and Reports on Form 8-K                            24


SIGNATURE                                                               25


CERTIFICATIONS                                                       26-27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            nSTOR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    September 30,
                                                        2002       December 31,
         ASSETS                                     (unaudited)         2001
         ------                                     -----------    ------------
Current assets:
  Cash and cash equivalents                            $   655        $   857
  Accounts receivable, net                               1,701          1,925
  Inventories                                              437          1,364
  Marketable securities                                      -          4,255
  Prepaid expenses and other                               343            211
                                                       -------        -------
     Total current assets                                3,136          8,612

Property and equipment, net of $6,259 and
  $5,641 in accumulated depreciation                       706          1,367
Goodwill and other intangible assets, net of
  $930 and $808 in accumulated amortization             11,140          1,989
                                                       -------        -------
                                                       $14,982        $11,968
         LIABILITIES                                   =======        =======
         -----------
Current liabilities:
  Bank lines of credit                                 $   200        $ 2,991
  Other borrowings                                       4,408          1,100
  Accounts payable and other                             3,198          3,790
  Deferred revenue                                       1,610              -
                                                       -------        -------
     Total current liabilities                           9,416          7,881

Long-term debt                                           3,100          3,600
                                                       -------        -------
     Total liabilities                                  12,516         11,481
                                                       -------        -------
         STOCKHOLDERS' EQUITY
        ---------------------
Preferred stock, $.01 par; 1,000,000 shares authorized;
  Series L convertible preferred  stock, 1,000 and 0
  shares outstanding at September 30, 2002 and
  December 31, 2001, respectively                            -              -
Common stock, $.05 par; 200,000,000 shares authorized;
  137,549,920 and 114,603,144 shares issued and
  outstanding at September 30, 2002 and December
  31, 2001, respectively                                 6,877          5,729
Additional paid-in capital                             102,143         94,104
Deficit                                               (106,554)       (99,346)
                                                       -------        -------
     Total stockholders' equity                          2,466            487
                                                       -------        -------
                                                       $14,982        $11,968
                                                       =======        =======

          See accompanying notes to consolidated financial statements.


                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                                  Three Months             Nine Months
                                               Ended September 30,     Ended September 30,
                                               -------------------     -------------------
                                                 2002      2001          2002       2001
                                                   (unaudited)             (unaudited)
                                               ------     ------       -------     -------
Sales                                          $3,494     $4,016       $7,504      $14,187
Cost of sales                                   2,084      2,617        6,110       10,172
                                               ------     ------       ------      -------
     Gross margin                               1,410      1,399        1,394        4,015
                                               ------     ------       ------      -------
Operating expenses:
  Selling, general and administrative           1,278      2,344        3,923        8,460
  Research and development                      1,035        825        2,422        2,796
  Depreciation and amortization                   392        401          985        1,252
                                               ------     ------       ------      -------
     Total operating expenses                   2,705      3,570        7,330       12,508
                                               ------     ------       ------      -------
     Loss from operations                      (1,295)    (2,171)      (5,936)      (8,493)

Realized losses on marketable securities            -          -       (1,123)           -
Fair value of option granted to customer            -          -         (670)           -
Other income, net                                 866      1,072          949          723
Interest expense, net                            (171)       (80)        (428)        (734)
                                               ------     ------       ------      -------
Net loss before preferred stock dividends        (600)    (1,179)      (7,208)      (8,504)

Preferred stock dividends                           -       (486)           -       (1,115)
                                               ------     ------       ------      -------
Net loss applicable to common shareholders    ($  600)   ($1,665)     ($7,208)     ($9,619)
                                               ======     ======       ======      =======

Basic and diluted net loss per common
  share                                       ($  .00)   ($  .05)     ($  .06)    ($   .27)
                                               ======     ======       ======      =======
Weighted average number of common shares
  used in per share computation, basic
  and diluted                             137,549,920  35,719,022   124,574,356 35,599,196
                                          ===========  ==========   =========== ==========


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                    Preferred       Addi-
                                 Common Stock          Stock       tional
                              ------------------  --------------   Paid-In
                                Shares    Amount  Shares  Amount   Capital  Deficit      Total
                              ---------- -------  ------ -------   -------  -------    -------
Balances, December
 31, 2001                    114,603,144  $5,729       -  $    -   $94,104 ($ 99,346)  $  487

Issuance of common stock:
  Acquisition of 100% of
   common stock of Stonehouse
   Technologies, Inc.
   ("Stonehouse")             22,500,000   1,125                     5,850              6,975
  In payment of accrued
   dividends on Series D
   convertible preferred
   stock                         446,776      23                       116                139

Issuance of Series L
  convertible preferred
  stock in connection with
  acquisition of Stonehouse                        1,000       -     1,403              1,403

Fair value of option granted
  to customer                                                          670                670

Net loss for the nine months
  ended September 30, 2002                                                    (7,208)  (7,208)
                              ---------- -------  ------  ------   -------  --------   ------
Balances, September 30,
 2002 (unaudited)            137,549,920  $6,877   1,000   $   -  $102,143 ($106,554)  $2,466
                             =========== =======  ======  ======  ======== ==========  ======


          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                           Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                         2002        2001
                                                     (unaudited) (unaudited)
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($7,208)    ($8,504)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Proceeds from the sale of marketable
      securities                                        3,132           -
    Realized losses on the sale of marketable
      securities                                        1,123           -
    Other income                                         (949)       (723)
    Fair value of option granted to customer              670           -
    Depreciation                                          863         947
    Provision for inventory obsolescence                  (52)        891
    Provision for uncollectable accounts                   77         797
    Amortization of goodwill and other intangible
      assets                                              122         304
    Amortization of deferred costs                          -         235
    Changes in assets and liabilities, net of
     effects from acquisition:
      Decrease in accounts receivable                   1,765       1,232
      Decrease in inventories                             979         225
      (Increase) decrease in prepaid expenses and other   (31)        385
      Decrease in deferred revenue, accounts
       payable and other                                 (351)     (3,799)
                                                       ------      ------
Net cash provided (used) by operating activities          140      (8,010)
                                                       ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                    (121)       (123)
  Cash acquired in acquisition                            298           -
                                                       ------      ------
Net cash provided (used) by investing activities          177        (123)
                                                       ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on bank line of credit   (2,991)     (1,555)
  Additions to other borrowings                         2,472      10,242
  Issuance of preferred stock                               -         250
  Cash paid for preferred stock dividends                   -         (59)
                                                       ------      ------
Net cash (used) provided by financing activities         (519)      8,878
                                                       ------      ------
Net (decrease) increase in cash and cash
  equivalents during the period                          (202)        745

Cash and cash equivalents at the beginning
  of the period                                           857          37
                                                       ------      ------
Cash and cash equivalents at the end of
  the period                                           $  655      $  782
                                                       ======      ======

          See accompanying notes to consolidated financial statements.

                            nSTOR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (concluded)

                                                             Nine Months
                                                        Ended September 30,
                                                      -----------------------
                                                          2002        2001
                                                      (unaudited) (unaudited)
                                                      ----------- -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                 $    235     $    406
                                                       ========     ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

  Non-Cash Investing Activities:
    Acquisition:
      Fair value of assets acquired                    $ 11,081     $      -
      Liabilities assumed or incurred                    (3,001)           -
      Common stock issued                                (8,378)           -
                                                       --------     --------
          Cash acquired                               ($    298)    $      -
                                                       ========     ========

  NON-CASH FINANCING ACTIVITIES:
    Issuance of preferred stock in satisfaction
      of borrowings                                    $      -     $ 11,870
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

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K, as amended, for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

Business

nStor Corporation, Inc., ("nStor"), a wholly-owned subsidiary of the Company, is a designer, developer and manufacturer of external data storage solutions, including high density storage enclosures, storage management software and controller technology. The Company's product line supports a variety of operating systems, including Windows NT and Windows 2000, Unix, Linux, and Macintosh. Designed for storage intensive environments such as the Internet or other mission-critical applications, the Company's products are offered in various architectures, including Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), and SCSI.

In June 2002, the Company acquired Stonehouse Technologies, Inc. ("Stonehouse" - see Note 2 to Consolidated Financial Statements). Stonehouse is a provider of telecommunications software and services solutions that help large enterprises manage their communications expenses, assets and processes. These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial net losses of $14 million, $21.9 million and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $7.2 million for the nine months ended September 30, 2002. In addition, the Company has negative working capital at September 30, 2002. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

However, since 2001 the Company has devoted substantial efforts to: (i) streamline its operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.

Since 2001, the Company has significantly reduced its direct sales personnel and related costs as part of its strategy to expand the Company's indirect customer channel base (original equipment manufacturers (OEMs), resellers and systems integrators). Further personnel reductions have been implemented to reflect the Company's lower sales levels, the Company's recent outsourcing described below and to provide certain cost efficiencies.

In July 2002, the Company entered into a contract with Varian, Inc. for outsourcing the production of the Company's 4000S Series of storage enclosures. The 4000 product family is currently being expanded to become the Company's universal storage enclosure offering. The Company began to phase out its manufacturing facility, located in San Diego, California, during the third quarter of 2002 and effective September 30, 2002, completed the phase out of that facility. The outsourcing agreement has resulted in a significant improvement in the Company's operating margins by lowering manufacturing costs and overall operating costs.

From January 1, 2001 through October 31, 2002, the Company obtained $21.2 million of equity and debt financing from private investors, principally Maurice Halperin, the Company's Chairman of the Board since August 15, 2001 and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin"), and H. Irwin Levy, the Company's Vice-Chairman of the Board, Chief Executive Officer and a principal shareholder, or companies controlled by Mr. Levy (collectively, "Mr. Levy"). In addition, in connection with the Company's outsourcing contract, Mr. Levy provided collateral for a bank to issue a $1 million letter of credit for the benefit of Varian.

During February 2002, the Company's bank lender advised that it did not intend to renew the Company's credit facility. As of July 30, 2002, the Company repaid the loan in full. In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution (the "Purchaser"), which provides for a $750,000 line of credit under which the Company may sell customer invoices to the Purchaser (see Note 6 to Consolidated Financial Statements). The Company is currently attempting to obtain additional financing; however, there can be no assurance that it will be successful in obtaining such financing on terms acceptable to the Company, if at all.

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Stonehouse Technologies, Inc. (see Note 2 to Consolidated Financial Statements).

The Company believes that it has sufficient cash and other financial resources to effectively operate until it achieves positive cash flows from operations; however, there is no assurance that the Company will be able to achieve positive cash flows in the future or that additional financial resources will not be required.

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

     Stonehouse

Revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed. Revenues on long-term development contracts are deferred at time of sale and using the percentage-of-completion method are recognized based upon hours incurred as a percentage of estimated total hours. Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

Net Loss Per Common Share ("EPS")

Basic EPS is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares considered outstanding for the period, without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities. For the periods presented, the effect of potentially dilutive securities would have been antidilutive. Accordingly, basic and dilutive EPS for those periods are the same.

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

Recent Authoritative Pronouncements

In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective for the Company commencing with its 2002 fiscal year and had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145 ("SFAS No. 145"), Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30 ("APB No. 30"), Reporting the Results of Operations. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No. 145. Effective in the third quarter of 2002, the Company adopted SFAS No. 145 and determined that gains and losses previously reported as extraordinary items during 2002 and 2001 no longer meet the criteria as set forth under APB No. 30 and have reported those items as Other Income in the accompanying consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS No. 146"), Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.


(2) ACQUISITION

Terms of the Acquisition

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Stonehouse from Pacific Technology Group, Inc. ("PTG"), a subsidiary of Pacific USA Holdings Corp ("PUSA")(the "Acquisition"). The purchase price of $8.9 million, including $541,000 in transaction costs, was based upon a market value of $.31 per share, the average of the Company's closing market prices for the four days before and after the terms of the Acquisition were agreed to (April 30, 2002), and consisted of the issuance of 22,500,000 shares of the Company's common stock and 1,000 shares of the Company's Series L Convertible Preferred Stock. The Series L Convertible Preferred Stock was convertible into 4,527,027 shares of common stock, subject to shareholder approval, which was obtained effective October 8, 2002, at which time the common shares were issued in exchange for the Series L Convertible Preferred Stock. In addition, the Company is obligated to issue up to 8,687,258 shares of common stock based on an Earn-Out provision, whereby in the event Stonehouse's pretax income (defined in the Stock Purchase Agreement as "Net Revenues") exceeds $1 million for the four consecutive calendar quarters beginning on October 1, 2002, the Company will be required to issue to PTG that number of additional shares of common stock equal to the product of 27.027 and the amount of Net Revenues in excess of $1 million. The potential issuance of such shares was also approved by the Company's shareholders on October 8, 2002.

Reasons for the Acquisition

In an effort to improve the Company's financial condition and future sales revenues, the Company developed a strategic business relationship with Pacific Electric Wire & Cable Co., Ltd. ("PEWC"), the parent of PUSA. PEWC is a Taiwan-based corporation, traded on the Taiwan Stock Exchange. As described in
Note 7 to the Consolidated Financial Statements, effective March 1, 2002, the Company entered into a Reseller Agreement with another subsidiary of PUSA, and also granted an option to that subsidiary to purchase up to 30 million common shares at an exercise price of $.40 per share, which expires on November 30, 2002. Subsequently, the Company began exploring ways to further develop its relationship with PEWC by combining nStor with Stonehouse.

The Company believed that the Acquisition would have a positive impact on its operating results from a cash flow standpoint. Further, Stonehouse has an expansive customer base, including major U.S. corporations and government agencies, through which the Company may be able to market its computer storage products, which in turn would have a positive impact on the Company's operations.

In addition, the Company believed that the increase to its shareholders' equity resulting from the Acquisition would assist the Company in its efforts to regain compliance with the continued listing standards of the American Stock Exchange (see Management's Discussion & Analysis, Liquidity and Capital Resources - American Stock Exchange).

Accounting for the Acquisition

The Acquisition was accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at estimated fair values as of the Acquisition date in accordance with Statement of Financial Accounting Standard No. 141 ("SFAS No. 141"), Business Combinations, and the results of Stonehouse's operations included in the Company's consolidated financial statements from the Acquisition date. Allocation of the purchase price has been made on a preliminary basis subject to adjustment should new or additional facts about the business become known over the ensuing twelve months following the Acquisition. Based on a valuation analysis completed by an independent valuation firm during the third quarter of 2002, the allocation of the purchase price included intangible assets with an aggregate fair value of $2.8 million (preliminarily valued at $3.2 million as of June 30, 2002) and goodwill of $6.5 million (preliminarily valued at $6.1 million as of June 30, 2002). Intangible assets with finite useful lives were identified as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000); and (iii) non-compete agreement ($224,000), with corresponding useful lives of ten, five, and four years, respectively. The excess of the purchase price over the fair value of net assets acquired (goodwill) will be subject to an annual review for impairment in accordance with Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, adopted by the Company in 2002 (see Note 5 to Consolidated Financial Statements).

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

The following unaudited pro forma results of operations assume the Acquisition occurred at the beginning of the nine months ended September 30, 2002 and 2001 (in thousands, except per share data):

                                         2002                     2001
                              ------------------------   ----------------------
                                               Pro                      Pro
                              Historical(b)   forma      Historical    forma
                                             Combined                Combined(a)
                              -----------   ----------   ----------  ----------
Sales                             $7,504      $10,318      $14,187      $18,987

Net loss before preferred
  stock dividends                ($7,209)    ($ 7,229)    ($ 8,504)    ($11,530)

Net loss applicable to
  common shareholders            ($7,209)    ($ 7,229)    ($ 9,619)    ($12,586)

Basic and diluted net loss
  per common share               ($  .06)    ($   .05)    ($   .27)    ($   .22)

Weighted average number of
  common shares used in per
  share computation, basic
  and diluted                    124,574      137,514       35,599       58,099

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

(b) Historical amounts include Stonehouse's results of operations for the four months ended September 30, 2002.

The following table shows the amount assigned to each of Stonehouse's major assets and liabilities at the date of Acquisition (in thousands):

                             ASSETS
                             ------
               Cash                                     $   298
               Accounts receivable                        1,618
               Prepaid expenses                             101
                                                        -------
                      Total current assets                2,017

               Property and equipment                        89
               Goodwill                                   6,473
               Other intangible assets                    2,800
                                                        -------
                                                        $11,379
                                                         ======
                             LIABILITIES
                             -----------
               Bank line of credit                      $   200
               Accounts payable and other liabilities       556
               Deferred revenue                           1,704
                                                        -------
                      Total current liabilities           2,460

               Purchase Price                             8,919
                                                        -------
                                                        $11,379
                                                        =======


(3) HALCO INVESTMENT

On November 20, 2001 (the "Closing Date"), the Company completed a transaction in which Halco Investments L.C. (Halco), a company controlled by Mr. Halperin, acquired a 34% equity interest in, and made certain loans to, the Company for an aggregate investment of $12.1 million (the Halco Investment). On the Closing Date, Halco acquired 8,970 shares of the Company's newly created Series K Convertible Preferred Stock (the "Series K Preferred Stock"), with a face amount of approximately $9 million and the Company issued a $3.1 million, 5-year, 8% note (the "Halco Note"). Halco invested $6 million in cash and marketable securities having a quoted market value of $6.1 million, based on the closing price for such securities on November 19, 2001.

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

On the Closing Date, shareholders who owned in excess of 50% of the Company's voting stock executed proxies to vote in favor of the foregoing transactions. However, formal shareholder approval of the transactions was required before the Company could issue the common stock necessary for the conversion of the Series K Preferred Stock, the Note Shares, the Inducement Shares and the Dividend Shares. On January 10, 2002, shareholder approval was received and the Company issued the New Common Shares effective January 11, 2002. Accordingly, to appropriately reflect the financial position of the Company in the accompanying consolidated financial statements, the foregoing transactions, as shown in the following table, were assumed to have occurred as of November 20, 2001, the Closing Date of the Halco Investment.


          Balances at January 10, 2002                               New Common Shares
 (Considered Converted to New Common Shares                 Issued Effective January 11, 2002
       at December 31, 2001)                        (Considered Outstanding at December 31, 2001)
---------------------------------------------  --------------------------------------------------
                        Aggregate    Accrued                                           Total
Preferred  Number of   Stated Value Dividends  Conversion    Inducement   Dividend   New Common
  Series     Shares        (in thousands)         Shares        Shares      Shares      Shares
---------  ---------   ----------------------  -----------   ----------   ---------   -----------
   E         3,500       $ 3,500    $  405      1,166,666     1,166,666     899,665     3,232,997
   H         5,100         5,100       383      7,083,333     4,250,000     850,776    12,184,109
   I         9,092         9,092       681     12,627,433     7,576,406   1,513,177    21,717,016
   K         8,970         8,970         -     39,000,000             -           -    39,000,000
                        --------    ------     ----------    ----------   ---------   -----------
                         $26,662    $1,469     59,877,432    12,993,072   3,263,618    76,134,122
                        ========    ======     ==========    ==========   =========

Note Shares                                                                               750,000
                                                                                      -----------
Total New Common Shares issued effective January 11, 2002                              76,884,122

Common shares outstanding at December 31, 2001                                         37,719,022
                                                                                      -----------
Common shares outstanding at January 11, 2002
 (considered outstanding at December 31, 2001)                                        114,603,144
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

Due to ARL's low trading volume, the Company's ability to sell or borrow against the ARL holdings had been extremely limited. From November 2001 through March 19, 2002, the Company had been able to sell only 56,300 shares in the public market, generating cash proceeds of $442,000. To assist in funding the Company's working capital requirements, in February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp. ("Hilcoast"), entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of approximately $1.5 million on the respective purchase dates for an aggregate purchase price of approximately $1.2 million. In connection therewith, Hilcoast granted the Company four-month options to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the "Options"). In February and March 2002, the Company sold 183,000 additional shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of approximately $1.3 million, which approximated ARL's quoted value on the respective purchase dates. In April 2002, the Company received $206,000 in cash proceeds from the exercise of the Options. As a result of the ARL sales in 2002, the Company realized a loss of $1.1 million during the nine months ended September 30, 2002, net of the $206,000 Options proceeds.


(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment. Accordingly, there was no goodwill amortization recognized during the three and nine months ended September 30, 2002, as compared to $103,000 and $304,000 in the corresponding 2001 periods, respectively.

In accordance with SFAS No. 142, prior period amounts are not permitted to be restated. A reconciliation of reported net loss to net loss adjusted for the exclusion of amortization of goodwill for the three and nine months ended September 30, 2001 follows (in thousands, except per share):

                                                     Three Month      Nine Month
                                                        Period           Period
                                                     ---------------------------
Reported net loss applicable to common
 shareholders                                          ($ 1,665)       ($ 9,619)
  Less goodwill amortization                                103             304
                                                     -----------     -----------
Adjusted net loss                                      ($ 1,562)       ($ 9,315)
                                                     ===========     ===========
Weighted average number of common shares
 outstanding                                          35,719,022      35,599,196
                                                     ===========     ===========
Basic and diluted net loss per common share
 as reported                                            ($ 0.05)        ($ 0.27)
                                                     ===========     ===========
Adjusted net loss per common share                      ($ 0.04)        ($ 0.26)
                                                     ===========     ===========

During 2002, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company's goodwill, including goodwill acquired in the Stonehouse Acquisition. Based on this analysis, the Company's goodwill is not considered to be impaired as of January 1, 2002. The Company continues to review the impact of SFAS No. 142 and will make any necessary adjustments, as appropriate.

As of September 30, 2002, the carrying amount of goodwill and other intangible assets was approximately $8.5 million and $2.7 million, respectively, of which $6.5 million of goodwill and $2.7 million of other intangible assets were acquired in June 2002 in connection with the Stonehouse Acquisition (see Note 2 to Consolidated Financial Statements). Amortization of other intangible assets for the three and nine months ended September 30, 2002 was $92,000 and $122,000, respectively.

(6)  BORROWINGS

  Revolving Bank Credit Facilities

At December 31, 2001, the Company had a revolving bank credit facility (the "Bank Line of Credit"), which provided for borrowings principally based on the lesser of $10 million or 85% of eligible accounts receivable. The Bank Line of Credit bore interest at prime plus 2.5%, was scheduled to mature on April 30, 2002, was collateralized by substantially all of the Company's assets, and provided for certain financial covenants, including minimum net worth and net income requirements.

Since the fourth quarter of 2000, the Company had not been in compliance with its minimum net worth and net income requirements under the Bank Line of Credit. Effective February 4, 2002, the bank increased the interest rate to prime plus 3.5% and advised the Company that it did not intend to renew the Bank Line of Credit. As of July 30, 2002, the entire outstanding balance was repaid.

In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution (the "Purchaser") which provides for a $750,000 line of credit under which the Company may sell customer invoices to the Purchaser. The Purchaser advances 80% of the net face amount of qualified invoices and remits the remaining 20%, less its fees, upon collection of the invoice in full. The Company is obligated to repay the Purchaser for invoices not paid within 90 days. The Purchaser's fees are based on a rate of .07% per day. At September 30, 2002, the uncollected balance of customer invoices sold to the Purchaser amounted to approximately $255,000.

The Company is currently attempting to obtain additional financing; however, there is no assurance that it will be successful in obtaining such financing on terms acceptable to the Company, if at all.

Stonehouse has a revolving bank credit facility (the "Stonehouse Revolver") under which Stonehouse may borrow up to the lesser of $500,000 or specified percentages of eligible accounts receivable, payable upon demand, with interest at prime plus 1% (5.75% at September 30, 2002). Borrowings under the Stonehouse Revolver are collateralized by accounts receivable and certain other assets of Stonehouse. At September 30, 2002, the outstanding principal balance under the Stonehouse Revolver was $200,000.

  Other Borrowings

The Company's other borrowings consisted of the following (in thousands):

                                                  September 30,     December 31,
                                                       2002              2001
                                                  ------------      ------------
Current:

Notes payable to Mr. Levy, interest ranging
  from 8%-10% per annum, maturing on various
  dates from December 2002 through June
  2003 (b)(d)                                         $3,122           $  650

Other notes payable, interest ranging
  from 8%-10% per annum, maturing on various
  dates from December 2002
  through June 2003 (c)                                1,286              450
                                                      ------           ------
                                                      $4,408           $1,100
                                                      ======           ======
Long-term:

Note payable to Halco, interest at 8% per annum,
  maturing on November 20, 2006 (a)                   $3,100           $3,100

Other                                                      -              500
                                                      ------           ------
                                                      $3,100           $3,600
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

(c) The holder of a $450,000 note, payable December 15, 2002, has the right at any time prior to maturity, to convert the note into shares of the Company's common stock based on a fixed conversion price of $.40 per share.

(d) In connection with the Company's outsource contract, Mr. Levy provided collateral for a bank to issue a $1 million letter of credit for the benefit of Varian. The letter of credit expires on March 15, 2003.


(7) FAIR VALUE OF OPTION GRANTED TO CUSTOMER

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

In connection with its efforts to develop further strategic business relationships with PEWC, effective March 1, 2002, the Company granted a subsidiary of PEWC an option to purchase up to thirty (30) million newly issued shares of the Company's common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $670,000 as of the date of grant based on the Black-Scholes option-pricing model and other provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, and related Emerging Issues Task Force ("EITF") guidance. This amount was recorded as an expense in the accompanying Statement of Operations for the nine months ended September 30, 2002.

(8) OTHER INCOME, NET

Other income, net of other expenses consisted of the following (in thousands):

                                          Three Months           Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       -------    --------   -------    --------
Reduction in carrying value of
  liability to reflect the
  appropriate amount due                $ 627     $   -       $ 627     $   -
Reclassification of reserves
  previously required in connection
  with service contracts for which
  the Company no longer has an
  obligation                              239         -         239         -
Negotiated discounts with vendors          -       1,082        136      1,082
Loss on extinguishment of debt             -          -          -        (362)
Other(expenses)income, net                 -         (10)       (53)         3
                                       ------     ------     ------     ------
                                        $ 866     $1,072      $ 949     $  723
                                       ======     ======     ======     ======


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

At September 30, 2002 and December 31, 2001, a 100% valuation allowance has been provided on total deferred tax assets because it is more likely than not that the NOL's will not be realized based on recent operating results.


(10) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Prior to the Acquisition in June 2002, the Company operated predominantly in one business segment, information storage solutions ("Storage Solutions"). The Company's customers include end users, OEMs, systems integrators and value added resellers.

Following the Acquisition, the Company began operating under a second business segment, telecommunication software/services ("Telecommunications"). Stonehouse offers telemanagement solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. During the three months ended September 30, 2002, sales to three customers accounted for 48%, 12% and 11% of the Company's Storage Solutions sales and sales to one customer accounted for 28% of Telecommunications sales. During the nine months ended September 30, 2002, sales to two customers accounted for 40% and 10% of the Company's Storage Solutions sales and sales to one customer accounted for 28% of Telecommunications sales. In the three and nine months ended September 30, 2001, no single customer accounted for greater than 10% of the Company sales. Sales to geographic areas other than the United States have not been significant.

Presented below for the three and nine months ended September 30, 2002 is selected financial information for the two segments in which the Company now operates (in thousands). The Storage Solutions segment includes all corporate revenues and expenses except those specifically attributable to the Telecommunications segment. Since the Acquisition occurred in June 2002, segment information is not applicable for the 2001 periods.


                                             Three Months Ended                  Nine Months Ended
                                             September 30, 2002                  September 30, 2002
                                       ------------------------------    ------------------------------
                                        Storage                           Storage
                                       Solutions   Telecommunications    Solutions  Telecommunications(a)
                                       ---------   ------------------    --------   -------------------
Revenues                                $2,197           $1,297            $5,784          $1,720
Gross margin                            $  717           $  693            $  505          $  890
Net loss applicable to common stock    ($  401)         ($  199)          ($7,032)        ($  176)


(a) Includes results of operations for Stonehouse for the four months since the Acquisition in June 2002.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

With the exception of discussions regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Such statements inherently involve risks and uncertainties that could cause actual results of operations to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, timing and volume of sales orders, our inability to improve the gross margin on our products, material cost fluctuations, competitive factors, dependence upon third-party vendors, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the technology industry and the economy in general, legal proceedings and other risks detailed in our periodic report filings with the Securities and Exchange Commission (SEC). Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we file with the SEC The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Results of Operations

For the three months ended September 30, 2002, net loss applicable to common shareholders decreased to $600,000 from $1.7 million during the corresponding quarter of 2001. The 2002 third quarter included Other Income of $866,000, principally consisting of a reduction in the carrying value of certain liabilities to reflect the appropriate amount due, and a reclassification of certain reserves previously required in connection with service contracts for which the Company no longer has an obligation. The 2001 third quarter included Other Income of $1.1 million realized from negotiated discounts on purchases with vendors.

We also incurred net losses applicable to common shareholders of $7.2 million and $9.6 million for the nine month periods ended September 30, 2002 and 2001, respectively. Included in the net loss for the 2002 nine month period was $1.1 million in realized losses on marketable securities, and a $670,000 charge for the fair value of an option granted to a customer, partially offset by $949,000 in Other Income, principally resulting from the aforementioned reduction in the carrying value of certain liabilities and reclassification of certain reserves. The 2001 nine-month period included Other Income of $723,000 resulting from $1.1 million in negotiated discounts on purchases with vendors, partially offset by a $362,000 loss from debt extinguishment.

Sales

Sales for the three and nine months ended September 30, 2002 decreased to $3.5 million and $7.5 million, respectively, from $4 million and $14.2 million for the same periods in 2001, respectively. Included in sales for the 2002 periods was $1.3 million and $1.7 million, respectively, attributable to our Telecommunications business following our June 2002 Acquisition of Stonehouse. The significant decrease in our Storage Solutions sales during the three and nine month periods reflects the economic downturn, which has caused customer delays in purchasing technology and other equipment.

During the nine months ended September 30, 2002, indirect sales to OEMs, value-added resellers (VARs) and other channel business represented 65% of our Storage Solutions revenues, compared to 33% for direct sales to end users. During the corresponding period in 2001, indirect, direct and service revenues represented 22%, 61%, and 17%, respectively, of our sales revenues. Sales during the 2001 periods included $.6 million related to the sale of inventory to a customer, who also purchased substantially all of our storage servicing business in August 2001. See also Note 10 to Consolidated Financial Statements for a discussion of Sales to Significant Customers.

Cost of Sales/Gross Margins

Gross margins realized by our Storage Solutions business during both third quarter periods remained relatively constant (33% for the 2002 third quarter compared to 35% for the quarter ended September 30, 2001). However, the current quarter's gross margin represents a substantial improvement over the 0% gross margins realized during the first six months of 2002. This improvement reflects significantly lower material costs attributable to the commencement during the current quarter of (i) shipments of our new 4000 Series storage systems and (ii) outsourcing the manufacturing of our products, in addition to the recovery of certain inventory reserves resulting from third quarter sales. In connection with outsourcing our production, our manufacturing facility in San Diego,
California was phased out during the third quarter of 2002. Our Telecommunications business realized gross margins of 53% for the 2002 third quarter representing a 5% increase over gross margins realized by Stonehouse during 2002 prior to the June 2002 Acquisition.

Gross margins realized by our Storage Solutions business for the nine months ended September 30, 2002 decreased to 9% from 28% for the corresponding period in 2001. The decrease was primarily due to (i) economies of scale attributable to the level of fixed costs inherent in our operations, coupled with significantly lower sales revenues, and (ii) the price we paid for materials prior to the introduction of our new 4000 Series storage systems and the commencement of our manufacturing outsource agreement. Our Telecommunications business experienced a 52% gross margin for the four months since our Acquisition.

Our gross margins are dependent, in part, on material costs and product mix, which fluctuates from time to time.

Operating Expenses

        Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $1.3 million and $3.9 million for the three and nine months ended September 30, 2002, respectively, from $2.3 million and $8.5 million for the same periods in 2001, representing a $1.1 million and $4.5 million decline for the respective periods. The significant decrease resulted principally from the reduction of our overall workforce and related costs (including occupancy), partially offset by $601,000 in SG&A costs incurred by our Telecommunications business since the Stonehouse Acquisition in June 2002.

        Research and Development

Research and development (R&D) expenses for the three months ended September 30, 2002 increased to $1 million from $825,000 for the 2001 third quarter, primarily as a result of $307,000 in R&D expenses attributable to our Telecommunications business. For the nine months ended September 30, 2002, R&D expenses decreased to $2.4 million from $2.8 million in the 2001 period, primarily attributable to a decrease in costs following the development of our 4000 Series product line, partially offset by $330,000 in R&D expenses attributable to our Telecommunications business.

R&D costs are expensed as incurred and may fluctuate considerably from time to time depending on a variety of factors. These costs are substantially incurred in advance of related revenues, or in certain situations, may not result in generating revenues.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2002 was $392,000 and $985,000, respectively, as compared to $401,000 and $1.3 million for the same periods in 2001. The decrease primarily reflects the discontinuation of amortization of goodwill pursuant to the adoption of SFAS No. 142 effective January 1, 2002 (see Note 5 to Consolidated Financial Statements), partially offset by amortization of $92,000 and $122,000, respectively, of other intangible assets of $2.8 million resulting from the Stonehouse Acquisition. During the three and nine months ended September 30, 2001, amortization of goodwill amounted to $103,000 and $304,000 respectively.

Interest Expense

Interest expense amounted to $171,000 and $80,000 for the three months ended September 30, 2002 and 2001, respectively. The increase is primarily due to higher average borrowings for the 2002 period. For the nine months ended September 30, 2002, interest expense decreased to $428,000 from $734,000 for the comparable 2001 period, primarily attributable to a combination of significantly lower average borrowings and lower interest rates.

Preferred Stock Dividends

Preferred stock dividends were $486,000 and $1.1 million, for the three and nine months ended September 30, 2001, respectively. Effective November 20, 2001, all of the Company's then remaining convertible preferred stock was converted to common stock pursuant to the Halco Investment (see Note 3 to Consolidated Financial Statements). Accordingly, there were no preferred stock dividends in 2002.

The Series L Convertible Preferred Stock issued in connection with the Stonehouse Acquisition in June 2002 was not entitled to receive dividends and was converted to common stock effective October 8, 2002, following approval by our shareholders.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We incurred net losses of $14 million, $21.9 million and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $7.2 million for the nine months ended September 30, 2002. In addition, we have negative working capital as of September 30, 2002. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

However, since 2001 we have devoted substantial efforts to: (i) streamline our operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover our working capital needs. For a description of these efforts, see Notes 1 and 2 to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

        Operating Activities

Net cash provided by operating activities amounted to $140,000 for the nine months ended September 30, 2002. The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $2.2 million, which was more than offset by cash generated from the net collections of accounts receivable and net inventory reductions of $2.7 million. Net cash used by operating activities amounted to $8 million for the nine months ended September 30, 2001 with the most significant use of cash being our loss from operations (before changes in assets and liabilities) of $6.1 million. In addition, we used cash of $3.8 million in the reduction of accounts payable and other liabilities, which was partially offset by net collections of accounts receivable of $1.2 million.

        Investing Activities

The most significant component of net cash provided by investing activities for the nine months ended September 30, 2002 consisted of $298,000 of cash acquired in the Stonehouse Acquisition.

        Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2002 was $519,000 consisting of a $3 million net reduction of our Bank Line of Credit, partially offset by $2.5 million of borrowings from Mr. Levy.

Net cash provided by financing activities for the nine months ended September 30, 2001 amounted to $8.9 million and primarily consisted of borrowings of $10.2 million from private investors (including $3.9 million from Mr. Halperin and $3.3 million from Mr. Levy), of which $4.4 million was satisfied by the issuance of convertible preferred stock in April 2001, partially offset by a $1.6 million net reduction of our Bank Line of Credit.

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

Critical Accounting Policies and Estimates

Revenues from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns. Revenues from computer software sales are recognized upon execution of a contract and shipment of the software provided that the product is accepted by the customer. Consulting revenues are recognized when services are performed. Revenues on long-term development contracts are deferred at time of sale, and using the percentage-of-completion method are recognized based upon hours incurred as a percentage of estimated total hours. Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

Our preliminary allocation of the Stonehouse purchase price included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with SFAS No. 141. These values were based on a valuation analysis completed by an independent valuation firm. In addition, we have unamortized goodwill of $2 million that arose from an acquisition in 2000. Goodwill will be tested for possible impairment at least on an annual basis in accordance with SFAS No. 142 (see Note 5 to Consolidated Financial Statements).

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have debt in the amount of $200,000 that is tied to floating interest rates. Therefore, we are subject to a certain amount of risk arising from increases to the prime rate.


Item 4.  CONTROLS AND PROCEDURES

(a) Within 90 days prior to filing this report on Form 10-Q (the "Evaluation Date"), our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

Part II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable


Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

Not Applicable


Item 3.  Defaults Upon Senior Securities

Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.  Other Information

Not applicable


Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibits:

           3.1 Certificate of Amendment to the Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002.

           3.2 Certificate Eliminating Reference to Series of Shares of Stock from the Restated Certificate of Incorporation of Registrant filed October 9, 2002.

           3.3 Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002.

           99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, H. Irwin Levy on November 12, 2002.

           99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber on November 11, 2002.

    (b) Reports on Form 8-K:

           A report on Form 8-K dated August 14, 2002 was filed on August 14, 2002, reporting under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits in which the Registrant filed Officer Certifications dated August 14, 2002 pursuant to the Sarbanes-Oxley Act of 2002.

           A report on Form 8-K/A dated March 1, 2002 was filed August 13, 2002, reporting under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, in which the Registrant reported historical financial statements of Stonehouse Technologies, Inc. and Pro Forma financial information.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             nSTOR TECHNOLOGIES, INC.
                                   (Registrant)

                              /s/ Thomas L. Gruber
November 11, 2002            -------------------------------------
                             Thomas L. Gruber
                             Acting President, Chief Operating and
                             Financial Officer

                                 CERTIFICATIONS

I, H. Irwin Levy, certify that:

1.         I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  nStor
           Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud,  whether or not material,  that involves management
               or  other   employees  who  have  a   significant   role  in  the
               registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                           /s/ H. Irwin Levy
                                         -----------------------
                                         H. Irwin Levy
                                         Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas L. Gruber, certify that:

1.         I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  nStor
           Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud,  whether or not material,  that involves management
               or  other   employees  who  have  a   significant   role  in  the
               registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
                                      /s/ Thomas L. Gruber
                                    -----------------------
                                    Thomas L. Gruber
                                    Chief Financial Officer