Form 10-K
period 2002-12-31
NSTOR TECHNOLOGIES INC
filed 2003-03-28
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
------- EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- AND EXCHANGE ACT OF 1934

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

                6190 Corte Del Cedro, Carlsbad, California 92009
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: (760) 683-2500
                                                          --------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act): Yes _____   No X


                AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK
                     HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share (Common Stock), was the only class of voting common equity of the Registrant outstanding on December 31, 2002. Based on the last sales price of the Common Stock on the American Stock Exchange
(AMEX) on June 28, 2002 ($.23), the aggregate market value of the approximately 36,959,000 shares of the voting Common Stock held by non-affiliates was approximately $8.5 million.


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
             Yes ___                    No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

             142,076,947 shares of Common Stock, par value $.05 per
                share, were outstanding as of February 28, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement of nStor Technologies, Inc.
                  for the 2003 Special Meeting of Stockholders
                           (incorporated in Part III)

                                     PART I


Item 1.   Business

GENERAL

nStor Technologies, Inc., through its wholly-owned subsidiary, nStor Corporation, Inc. designs, develops and manufactures external data storage solutions, including high density storage enclosures, storage management software and RAID (Redundant Array of Independent Disks) controller technology (Storage Solutions). In addition, since our June 2002 acquisition of 100% of Stonehouse Technologies, Inc. (Stonehouse), we are a provider of telecommunications software and services solutions (Telecommunication Solutions) that help large enterprises manage their communications expenses, assets and processes. We incorporated as a Delaware corporation in 1959 and initially acquired our Storage Solutions business in 1996. References in this Form 10-K to "we", "our", "us", the "Company", and "nStor" refer to nStor Technologies, Inc. and its consolidated subsidiaries.

Our Storage Solutions product line supports a variety of operating systems, including Windows NT and Windows 2000, UNIX, Linux, and Macintosh, and utilizes technology architectures such as Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), and SCSI. Our RAID solutions provide data storage solutions, particularly for storage-intensive environments and mission-critical applications requiring substantial storage performance and capacity, such as document imaging, video and multimedia, or transaction-intensive environments, such as banking and order entry systems.

We market our Storage Solutions products through direct sales personnel in the United States and indirectly through a global network of channel and Original Equipment Manufacturer (OEM) partners.

Our Telecommunication Solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs. We market our Telecommunication Solutions through a direct sales force and indirectly through channel partners.

Through the end of 2002, our executive and business headquarters were located in San Diego, California. During December 2002, we relocated our headquarters to 6190 Corte Del Cedro, Carlsbad, California 92009 and our telephone number is
(760) 683-2500. Our principal engineering offices for our Storage Solutions business is located at 100 Technology Park, Suite 175 , Lake Mary, Florida 32746. The headquarters for our Telecommunication Solutions business is located at 2740 North Dallas Parkway, Plano, Texas 75093 and our telephone number is
(972) 543-2100.

STORAGE SOLUTIONS

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

As corporate IT (Information Technology) environments increase their server-based infrastructure to include storage-centric solutions, the areas of fault-tolerance and storage management play a vital role in protecting businesses' critical data. To meet this escalating demand, storage suppliers are transitioning their RAID solutions into SAN's (Storage Area Networks) and Network Attached Storage (NAS) environments, the two fastest growing sectors in the data storage marketplace. To successfully compete in this aggressive market, companies need innovative products, strong integration expertise, and excellent support services.

        PRODUCT STRATEGY

We offer a diverse product line with high levels of performance, scalability, and reliability that meet the demands of today's storage-intensive requirements. Our interoperability lab ensures the compatibility of our products with other key system components making the installation and utilization of our products seamless and cost-effective even in the most complicated system environments.

We believe our NexStor 4000 Series 2U (3.5 inches) product line is one of the industry leaders in terms of rack space density. The product line is offered for Fibre Channel, SCSI, and Fibre-to-SCSI environments. Our storage enclosures feature fully redundant, hot-swappable components and support the industry's fastest and most dense disk drives. NexStor's advanced design and capability are targeted to the mid-range to enterprise computing environment. The NexStor products designed by us include SAF-TE (SCSI Access Fault-Tolerant Enclosure Services) and SES-compliant (SCSI Enclosure Services) modules that can store up to 1.76TB (Terabytes) of data in a 3.5-inch, or 2U, increment of rack space, available in 12-bay versions.

Our 4000 Series SCSI enclosure architecture is designed to provide Ultra320 SCSI connectivity, leverage our 2U design, and permits the integration of two SCSI RAID controllers within the same 3.5-inch form factor, eliminating the dependency of an additional RAID controller subsystem. This design is targeted to the cost-sensitive, entry-level SCSI marketplace.

Our Fibre Channel products include SAN-ready Fibre RAID and RAID-ready Fibre JBODs (Just a Bunch of Disks). The 2Gbit (2GB/sec) Fibre Channel 4000 Series products provide high-availability storage with flexibility and scalability to meet a customer's growing storage requirements. Our family of flexible 2Gbit Fibre Channel Wahoo RAID controllers, released to OEMs and System Integrators
(SIs) in early 2003, allow us to act as a single source storage solution provider (enclosure technology and RAID controller, managed by our StorView Storage Management Software) and to continuously add new features and meet demanding customer support requirements. Fibre Channel has been the choice for mid-range to enterprise-level storage, and we expect that it will continue to grow as cost savings are realized by sharing the same managed storage pool for multiple servers.

Our StorView Software complements our NexStor product line as a web-based Storage Management Software suite that is used to configure RAID controllers, monitor and report storage status, and manage disk arrays. StorView provides local or remote monitoring and management with remote notification (e-mail and/or pager alerts to individuals or groups) for Windows, Linux and UNIX environments, allowing users to manage data from remote locations.

        CURRENT PRODUCT OFFERINGS

Through the fourth quarter of 2002, our Fibre Channel products included the SAN-ready 3150F and 3250F complimented by the RAID-ready 802F and 1202F. This product line was phased out in favor of the next generation 2Gbit Fibre Channel 4000F Series.

Our SCSI product line included the NexStor 802S, Ultra160 SCSI JBOD product in its 2U form factor, and served as the foundation for the later release of RAID and 12-bay Ultra160 SCSI designs. The NexStor 802S/3150S and 1202S/3250S filled a direct-connect SCSI requirement and like our Fibre Channel product, offered an easy JBOD to RAID upgrade path. This product line was phased out in the third quarter of 2002 in favor of the next generation 4000S Series.

In 2002, we re-designed our chassis to improve its price points and feature sets. The new line of products, the 4000 Series, provides modular electronics and mechanical designs that allow us to take advantage of new host and disk drive interface technologies more efficiently, while reducing overall manufacturing costs.

        NexStor 4000F and 4100F/4150F - Fibre Channel JBOD (RAID-ready) and RAID Systems

Our recently introduced 2Gbit Fibre product line encapsulates both SAN-ready RAID and RAID-ready JBOD storage solutions within the same 2U form factor and has complete 2Gbit host to drive connectivity. Since drive manufacturers are focused on only releasing 1-inch low-profile disk drives, the 4000F Series is a 12-bay enclosure system that can be a standalone JBOD (4000F), a single RAID controller system (4100F) or a dual RAID controller system (4150F). The 4000F JBOD system protects a customer's storage investment as RAID controllers can be simply integrated into the back of the enclosure for instant RAID protection in the same 2U form factor. With twelve 144GB disk drives, the 4000F Series scales up to 18TB in 1.76TB, 3.5-inch modular increments. This modular design allows customers the `pay as you grow' ability in a space-saving, high-performance, high-availability storage system.

The 4000F Series was designed to be a direct replacement of nStor's 3000F Series. Production shipments began at the end of the fourth quarter of 2002.

        NexStor 4000S and 4100S/4150S - SCSI JBOD (RAID-ready) and RAID Systems

Our SCSI product line was re-designed to add the latest Ultra320 technology and provide a more cost-effective storage system for the price sensitive SCSI marketplace. The initial introduction of the 4000 Series products was a SCSI version with Ultra320 JBOD and Ultra160 RAID host connectivity.

The 4000S Series also incorporates a 12-bay enclosure technology and houses the latest, high-performance 15,000RPM and highest capacity 144GB disk drives. The 4000S JBOD has an Ultra320 bus architecture that provides 320 MB/s single and 640 MB/s dual bus data paths. The 4000S JBOD is easily upgraded to the 4100S single RAID controller or the 4150S dual RAID controller system by simply integrating RAID controllers into the back of the enclosure. The ability to integrate the SCSI RAID controllers directly into the back of the enclosure eliminates the cost to convert a JBOD into a high-availability RAID system.

The 4000S Series was designed to be a direct replacement of our 3000S product line. Production shipments began during the third quarter of 2002.

        NexStor 4300F and 4500F - Fibre Channel RAID Systems

In February 2003, we announced the release of our two new 2Gbit Fibre RAID Solutions intended for entry to mid-range enterprise class storage applications. The NexStor 4300F and 4500F are based on our Wahoo and WahooXP 2Gbit Fibre Channel RAID controllers integrated into our 2U 12 drive 4000F Series enclosures, fully supported by the web-based StorView Software.

        Wahoo Controller

Our Wahoo controller is available as an economical single board version (Wahoo) or as an extended processing (WahooXP) version with a powerful co-processor and extended cache. Having two versions of the controller based on the same firmware allows an OEM or SI to address either price sensitive requirements or higher performance feature rich requirements without having to qualify different firmware code sets. Our StorView Storage Management Software fully supports the Wahoo family of controllers.

Wahoo is a 2Gb 2x2 Fibre to Fibre RAID controller designed for high performance storage solutions and is intended to be used in stand-alone (single controller) applications as well as robust Active-Active and remote mirrored configurations where single points of failure cannot be tolerated. As a single or dual board external RAID controller, Wahoo is intended to be used with our 2U RAID Fibre Channel enclosures as well as non-nStor Fibre Channel enclosures. Wahoo includes 512MB of write-protected cache, dual Fibre host and drive channels, and complete fabric log on. Wahoo supports up to 124 drives and does not require hard addressing, providing increased flexibility in configuration. Wahoo disk drive and host interface uses dual fibre controllers to take full advantage of dual loops on each Fibre Channel disk drive for performance and fault tolerance. In addition, Wahoo provides two independent host ports and is designed to be plugged into a passive back panel with removable port bypass modules. WahooXP meets the increased performance commands of intense transaction or video streaming applications with dual processors and 1GB of write-protected cache.

        StorView

Our StorView Storage Management Software suite allows IT administrators to configure, manage, and monitor the entire network from anywhere in the world. Written in HTML-based GUI (Geographical User Interface) to manage the NexStor 4300F and 4500F Series, our web-based StorView works with the industry's leading web browsers making it easy to customize local or network based management and fault reporting. StorView is the fifth generation of software management tools developed by us and is the first module of our NSM (Network Storage Management) architecture. With access through a secure firewall, IT administrators have the ability to change RAID configurations and LUN permissions on the fly without server re-boots or disruption to data access. Some of the capabilities of StorView include:

     o Highly visual and intuitive user interface, making it easy to use and learn;
     o HTML allows it to work in any browser and makes it simple to customize;
     o    Local or network based management and fault reporting;
     o Automatic detection of servers on the network minimizes setup and support;
     o    Redundant server operation for continuous management and monitoring;
     o    Portable and operating system independent architecture;
     o Call home alert notification of a failure or of a system reaching an environmental threshold.

        Technical Service

We offer a range of full-time service and support programs through a third party service company, providing customers with a variety of on-site and help-desk support services (see Technical Support and Customer Service).

        SAN Solutions

As an alternative to direct-connect server-attached storage, networked storage architectures have been gaining popularity. SANs provide the scalability, accessibility, and manageability to satisfy present and future business computing requirements.

We develop, test, and install high availability SAN storage solutions in both clustered and heterogeneous server environments. In addition to our SAN-ready Fibre Channel products, we also offer pre-tested and certified switches and attach kits necessary for a complete SAN architecture.

As the need for storage continues to grow, the physical space required to hold racks of storage systems becomes a premium. We believe our focus on providing space-sensitive, high capability, and fully integrated SAN solutions will help us compete successfully in this growing market. We believe our enhanced SAN features included in our StorView Storage Management Software, further extends our SAN installation and integration capabilities. However, there can be no assurance that we will be successful in these efforts due to the possibility of increased competition, the development or advancement of alternative technologies, and other factors.

        PROPRIETARY TECHNOLOGY

We rely upon various patents, copyrights and trademarks, as well as non-disclosure and confidentiality agreements with employees and customers, to establish, protect and preserve our proprietary rights. Our registered patents include (i) data storage chassis with adjustable rack mounting, (ii) disk drive storage enclosure with isolated cooling path for storage media, and (iii) front bezel for disk drive storage enclosure. For a discussion of certain risks relating to the protection of our intellectual property rights, see Risk Factors
- Potential Infringement of Intellectual Property Rights.

        SALES AND MARKETING

We market our products and services through direct sales personnel to end-users in the United States and indirectly through a global network of OEM partners and volume channels such as SIs and Value Added Resellers (VARs).

Direct and indirect product sales represented 34% and 61%, respectively, of our total sales in 2002, compared to 43% and 35%, respectively, in 2001, reflecting the shift in our sales and marketing strategy to provide greater technical marketing and sales support to our indirect sales function. In 2002, sales to a single indirect customer accounted for 43% of our Storage Solutions sales.

Service contracts, principally with end-users, represented 1% and 22% of our total Storage Solutions revenues during 2002 and 2001, respectively. In August 2001, we sold substantially all of our servicing business, which we currently contract through a third party service company.

OEM-grade products are primarily sold directly to OEMs for integration into their product offerings. Generally, the OEM products are labeled under the OEMs' brand name where our products are frequently packaged as part of a complete data processing system or combined with other storage devices to deliver a storage subsystem. We believe OEM channel sales provide significant revenue opportunity, market visibility and credibility, and can serve as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEMs are strategic in nature and, therefore, require unique sales strategies. The sales and support organization must be highly technical and generally involves several corporate resources.

The sales model for product distribution in Europe and the Asia/Pacific-Rim is similar to the domestic OEM and channel model, utilizing SIs and VARs. Complementary pricing, margin structures and marketing programs support each sales channel. We believe this strategy allows our customers to effectively sell and market our products to their specific marketplace while maintaining channel integrity.

Our marketing plan utilizes a variety of programs to promote and develop new and expanding markets for our product lines and to support our sales strategy. The focal points of this plan include a supply of highly focused promotional material including product specification literature and application notes, web site innovation, development and promotion of the distribution channel, strategic media placement, tradeshow participation, and public relations.

        TECHNICAL SUPPORT AND CUSTOMER SERVICE

We provide technical support for pre-sales system design and manage post sales service through our enterprise resource planning software. Products are tracked through each stage of engineering, manufacturing and distribution for the entire life of a product, and our customer service department can view the history of each individual system.

We have a  dedicated  Help Desk to ensure the proper  routing and support of all incoming technical support calls. Our Help Desk collects the necessary information, documents the trouble call and then tracks that call throughout the support.

Our staff is a team of professionals who are prepared to assist customers with any challenges they might encounter with regard to their nStor equipment. We respond quickly to technical issues by providing a toll-free phone number, a fax response line, and the convenience of e-mail.

Our standard warranty is a three-year return-to-factory policy, which covers both parts and labor. We pass on to the customer the warranty provided by the manufacturers for products that we distribute, including a five-year warranty for disk drives. We have not experienced material warranty claims; however, there can be no assurance that future warranty claims will not have a material adverse effect on our future financial condition and operating results. We also offer various levels of on-site service for our products, for which we contract primarily with third-party service providers.

        MANUFACTURING AND SUPPLIERS

In July 2002, we entered into a contract with Varian, Inc. (Varian), for outsourcing the production of our 4000S Series of products. Based on forecasts provided by us, Varian purchases most of the materials and components and produces our products utilizing their own assembly and test labor. We continue to purchase certain critical components such as power supplies and provide those components to Varian. This agreement resulted in immediate improvements in our operating margins by lowering manufacturing costs, as well as reducing overall operating costs. Our 4000F Series is currently being assembled by an interim outside contractor. As a result of the decision to utilize outsource manufacturing, our manufacturing operations, previously located in San Diego, California, were phased out at the end of the third quarter of 2002.

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

        BACKLOG

Our products are manufactured based on a forecast of near-term demand. Accordingly, we maintain inventory in advance of receipt of firm orders from customers. Shipments are generally made shortly after receipt of a firm order. We have no long-term purchase commitments from our customers and, in general, customers may cancel or reschedule orders on 30 days notice with little or no penalty. As a result, our backlog at any given time is not necessarily indicative of future sales levels.

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

        RESEARCH AND DEVELOPMENT

We have two engineering centers to facilitate our product development. Each of these centers of competency is focused on a different aspect of our product development strategy.

Lake Mary, Florida is the competency center for (i) our enclosure technology and development, and (ii) for the development of our RAID controller technology and Fibre Channel drive firmware qualification for these controllers. In addition to designing, developing and testing our storage enclosures, engineers in Lake Mary are also responsible for the design, development and successful integration of controllers (both nStor-developed controllers as well as third-party products) into our enclosure technology. All disk drive compatibility testing with nStor's product lines (SCSI and Fibre Channel) is conducted in Lake Mary.

In late December 2002, we relocated our San Diego, California competency center for our integrated solutions, including our SAN integration lab, to Carlsbad, California. Engineers in Carlsbad integrate the total SAN and general storage solutions that include internally developed and third party software and hardware components. The SAN interoperability lab focuses on SAN component selection and validation, integration and delivery of end-user solutions as well as solution testing for all our SAN-related products and services. In conjunction with the interoperability lab, Carlsbad hosts the StorView software development and testing.

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

        COMPETITION

The market for storage solutions is subject to intense competition. We compete not only with other enclosure and disk array manufacturers, but also with manufacturers of proprietary integrated computer systems and SIs who sell computer systems containing general purpose RAID subsystems, most of which may have significantly greater financial and technological resources or larger distribution capabilities than nStor.

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

TELECOMMUNICATION SOLUTIONS

        BACKGROUND

Our entry into the Telecommunication Solutions business began on June 7, 2002 when we acquired 100% of Stonehouse, a Plano, Texas based operation with regional offices in Florida and Virginia. Stonehouse is a comprehensive resource for Communications Services Management applications and services providing software and services solutions to help large enterprises manage their communications expenses, assets and processes.

Stonehouse was established in 1978 as an independent consulting firm providing telemanagement solutions to the operators of both public and private telecommunications networks. In 1983, Stonehouse introduced its MONIES(R) telemanagement software, positioning Stonehouse as a leader in comprehensive telemanagement systems. In 2002, Stonehouse completed the development of MONIESWeb(R), a web-based telemanagement software solution. Stonehouse has experience in providing telemanagement systems to manage large, complex voice and data networks in both the private and government arenas, and has licensed systems to many customers in the U.S., Mexico, Canada, Australia, Saudi Arabia, and Japan. See Target Market for a discussion of industries and organizations in which we provide services.

Stonehouse solutions include a suite of modular applications, with multiple delivery options, consulting services provided by hands-on professionals, and outsourced managed services. Stonehouse's Communications Services Management solutions enable enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track inventory of assets and accurately allocate costs. Customers realize benefits of cost savings, increased management control, and productivity improvements.

        INDUSTRY

With telecommunication deregulation and the onset of the Internet, businesses are facing an increasingly complex operating environment and escalating expenses. Today's corporate telecommunications managers have to keep track of local, long distance and wireless services and equipment, wide-area networking, Internet access, voice and data circuits, pagers and other wireless devices. In addition to the increasing number of service plans, there are a growing number of providers, all of whom have their own billing formats, pricing schemes, and service level guarantees. Organizations today are devoting more and more financial and human resources to managing their communications function, while pressure increases for reducing expense. The management issue is becoming even more complex as networks converge where multiple voice and data services are provided via a single network and managers are forced to track how bandwidth is used and allocated. Most companies are currently managing their communications services expenses and assets with point solutions and homegrown spreadsheets. As businesses manage complex and evolving communications services, the need for a comprehensive, systematic solution is growing daily.

These trends have offered us a window of opportunity to participate in the telecommunications services management market and growth. We believe we have competitive advantages, including a comprehensive suite of applications used by Fortune 300 and large government organizations; customers who have been with Stonehouse, on average, over ten years; a recurring revenue stream from product maintenance; and an experienced management team.

        PRODUCTS AND SERVICES

Our principal business is to provide applications, professional and managed services for solving day-to-day challenges in managing communication services expenses, assets and processes.

               Communication Services Management Applications

                      MONIES(R)

MONIES(R) (Management of Network Income, Expense, and Services), a modular, fully integrated suite of applications which assists customers in centralizing their processing and tracking of communications assets and expenses, reduces billing errors, consolidates inventory and invoice data, and streamlines internal ordering processes. Modules include:

     o Order management for streamlining the service request process for move, adds, and changes, and automatically updating the inventory database;
     o Inventory management to centralize data on assets and services, including the tracking of cable plant;
     o    Invoice   management  to  consolidate   bills  and  reconcile  against
          inventory;
     o    Billing management to efficiently allocate expenses;
     o MasterMined for collecting and processing call records and detecting fraud and abuse;
     o    Network analysis to optimize trunk utilization;
     o Problem management to process trouble tickets, track and report on network troubles;
     o    Report writer for generating  standard and ad-hoc management  reports;
          and
     o Web-based Bill Presentment for distributing usage and charge-back data to end-users.

MONIES(R) is available as an on-site solution or as a hosted application in an ASP (Hosted Application Services) environment. The ASP offering provides full remote access to the Communication Services Management solution with minimal up-front investment in hardware, software and personnel. The MONIES(R) features include built in security, on-line access, over 200 reports and virtually unlimited multi-site, multi-user capability. Access to the data center can be direct or over the Internet.

MONIES(R) is available in several versions including: (i) Mainframe, designed for IBM SNA environments, (ii) RS/390 servers and in OS/2 or UNIX AIX (RS/390) environments, or (iii) a Windows GUI version available with Windows. Our hosted applications service does not require the customer to secure on-site processing equipment, is available to multiple customers and is running on an IBM 390.

                      MONIESWeb(R)

MONIESWeb(R), a web-based software solution built on a component-based architecture using standard operating software, is implemented using the Oracle Database Management System and JAVA. Requiring only a browser, MONIESWeb(R) provides total workstation independence for the end-user. Implemented using JAVA standards, this product runs on Windows NT, UNIX, Oracle and most enterprise JAVA application servers. MONIESWeb(R) provides a feature-rich browser-based web interface enabling users to access the system from anywhere with an Internet connection.

MONIESWeb(R) was developed during 2002 and has been available to our customers since the first quarter of 2003.

               Professional Services

We offer a flexible range of Professional Services and a standard services methodology, Pathway, to assist with implementation and provide assessments, reviews and advice. Experienced industry professionals provide:

     o    Process and procedure optimization;
     o    Vendor invoice review and audit;
     o    Comprehensive asset inventory creation;
     o    Requirements  definition  and RFP (Request for  Proposal)  support;
     o Applications installation and implementation; and o Customized product and process training.

               Managed Services

We  offer  customers  the  convenience  of  implementing   flexible  outsourcing
services. Our Managed Services team offers outsourced services such as:

     o    Moves, adds and changes;
     o    Asset and service inventory tracking;
     o    Cost controls and expense allocation;
     o    Vendor invoice reconciliation and verification;
     o    Help desk services; and
     o    Contract negotiation and vendor management.

Our Professional Services team provides the installation, integration, training and consulting support. As customer requirements expand, we also offer turnkey managed solutions from assuming responsibility for one function, such as billing management, to complete outsourcing of a customer's communications operations. Implementing our applications and services can help companies reduce communications services expenses, improve productivity, and gain management control of its operating environment.

        SALES AND MARKETING

        Target Market

Our applications and services are targeted to large corporations (greater than 1,000 employees), educational institutions, state governments and other organizations with large and complex public, private, and hybrid communications networks. The solution set is aimed at organizations that require comprehensive management, including billing, work order, inventory, and problem management as well as network and traffic analysis functions. Our target markets include industries and organizations in government, education, finance, petroleum and chemical, transportation, entertainment, utilities and telecommunications.

        Distribution Strategy

Currently, we market our products and services through a direct sales force as our primary source of distribution, augmented by informal co-marketing and other partnership arrangements.

EMPLOYEES

As of February 28, 2003, we employed 81 full-time employees, of which 48 are employed in our Storage Solutions business (27 in engineering, product development and technical support, 9 in sales and marketing, 5 in manufacturing and operations, and 7 in finance, management and administration) and 33 are employed in our Telecommunication Solutions business (4 in sales and marketing, 9 in custom operations/outsourcing, 4 in customer care, 9 in technology services and 7 in finance, management and administration). Our employees are not covered by collective bargaining agreements and there have been no work stoppages. We believe our employee relations are good.

We believe that our future success will largely depend upon our ability to continue to attract, employ and retain competent qualified technical, marketing and management personnel. Experienced personnel are in great demand and we must compete with other technology firms, some of which may offer more favorable economic incentives to attract qualified personnel.

RISK FACTORS

In addition to the various risks ordinarily attendant to investments in entities in the technology industry, certain other material risk factors relating to our company and its business present a particularly high degree of risk. The specific risks set forth below are not considered, or deemed, to be exhaustive or definitive of all the material risks involved in our business.

        Recent Losses; Capital Needs

We have experienced negative cash flows from operations, decreased sales revenues and substantial net losses for the years ended December 31, 2002, 2001, and 2000 of $8 million, $14 million and $21.9 million, respectively. As of December 31, 2002, we had negative working capital of $6.9 million. There can be no assurances that we will be able to achieve or maintain profitability on a quarterly or annual basis or that we will be able to achieve revenue growth.

Since January 1, 2001, and through February 28, 2003, we obtained $21.7 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received from Maurice Halperin, the Company's Chairman of the Board since August 2001 and a principal stockholder, or companies controlled by Mr. Halperin (collectively, Mr. Halperin), consisting of $6 million in cash and $6.1 million in marketable securities (see Note 3 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through February 28, 2003, also included $6.9 million from H. Irwin Levy, our Chief Executive Officer, Vice Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy).

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

        Fluctuations in Operating Results

We have experienced significant period-to-period fluctuations in our operating results. These fluctuations are partially due to product design, development, manufacturing and marketing expenditures. If significant variations were to occur between forecasts and actual orders with respect to our products, we may not be able to reduce our expenses proportionately and operating results could be materially adversely affected. Our revenues in any period are dependent on the timing of product shipments, the status of competing product introductions, as well as the availability from suppliers of component parts required for our products. Like many other technology companies, a disproportionately large percentage of our Storage Solutions sales may occur in the closing weeks of each period. Any forward-looking statements about operating results made by members of our management will be based on assumptions about the likelihood of closing anticipated sales and other factors management considers reasonable based in part on knowledge of performance in prior periods. The failure to consummate any of those sales may have a disproportionately negative impact on our operating results, due to our fixed costs, and may thus prevent management's projections from being realized.

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

        New Line of Products

During 2002, we introduced new products in both our Storage Solutions and Telecommunication Solutions businesses and are encouraging our customers to migrate to these new products. These activities entail a number of risks and uncertainties, all of which could have a material and adverse affect on our business. Those risks and uncertainties, include, but are not limited to, the following:

     o    customer orders may be delayed while customers evaluate new products;
     o    the new line of products may contain unknown defects or "bugs";
     o    customers may not purchase the new products; and
     o it may be more difficult to accurately predict future sales and financial performance.

        Rapid Technological and Customer Preference Changes

Our businesses are characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in this market are difficult to predict and changes in those preferences could render our current or future products unmarketable. The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products as well as our new products being introduced obsolete and unmarketable. For example, if customers were to turn away from open systems computing, our Storage Solutions revenues would decline dramatically.

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

        Intense Competition

The markets in which our businesses operate are intensely competitive. For example, in our Storage Solutions business, we compete with traditional suppliers of computer systems such as Hewlett-Packard, Sun Microsystems, IBM and Dell, which market storage systems as well as other computer products, and which recently have become more focused on marketing storage systems. We also compete against independent storage system suppliers including, but not limited to, EMC, including its Clariion division, MTI Technologies and Dot Hill. Major competitors in our indirect customer business include Eurologic Systems, Xyratex and JMR Electronics.

In our Telecommunication Solutions business, we compete with a variety of specialized software and outsourcing service providers. Many of these providers offer more limited software and services solutions than the solutions offered by Stonehouse.

Many of these competitors are significantly larger than our company, and have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result may be able to respond more aggressively to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than we can, or to deliver competitive products at a lower price.

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

In February 2002, W. David Sykes, our former Executive Vice President of Marketing and Sales filed a complaint against us in the Circuit Court of Palm Beach County, Florida, in which he claims he was wrongfully terminated under provisions of his employment agreement with us. We believe that we acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due. We believe that we have good defenses to the claim and that we will not incur any material liability.

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

        Product Defects

Our products may contain undetected software or firmware errors or hardware failures when first introduced or as new versions are released. We cannot be certain that, despite testing, errors will not be found in new products after commencement of commercial shipments.

Our standard warranties provide that if a system does not function to published specifications we will repair or replace the defective component without charge. Although warranty costs have not been material, unexpected significant warranty costs could have a material adverse effect on our business.

        Availability of Competing Products

In the United States, we sell our Storage Solutions through both a direct sales force and through indirect sale channels. Our OEMs, VARs and SIs may also carry competing product lines, and could reduce or discontinue sales of our products, which could have a material adverse effect on our operating results.

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

In addition, we typically plan our Storage Solutions production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In response to anticipated long lead times from our outside suppliers, we generally order certain materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

        Lengthy Sales Cycles

Customer orders generally range in value from a few thousand dollars to hundreds of thousands of dollars. The length of time between initial contact with a potential customer and sale of a product or service, or "sales cycle", also can vary greatly and can be as long as twenty-four months. This is particularly true for the sale and installation of complex, turnkey solutions. Our revenues are likely to be affected by the timing of larger orders, which makes it difficult for us to predict such revenues. Revenue for a period could be reduced if large orders forecasted for a certain period are delayed or are not realized. Factors that could delay or defer an order include:

     o    time needed for technical evaluation by customers;
     o customer budget restrictions and changes to budgets during the course of a sales cycle;
     o    customer internal review and testing procedures; and
     o engineering work needed to integrate our solutions with a customer's system.

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

        Loss of Key Suppliers

We rely on other companies to supply certain key components for our Storage Solutions products. Our products are typically designed to operate with unique components that are available from a single source. For example, certain of our products are dependent upon RAID controllers designed by one supplier. Although we can use other suppliers, the delay in integrating these parts into our systems will increase product costs. Other critical components, while not dependent on one source, may, from time to time, be in short supply or unavailable for a period of time while alternative sources can be identified. Modification to the particular products, requalification of the products with applicable regulatory agencies, and additional testing to assure software and hardware is compatible can result in lost or deferred revenue as well as higher product costs.

In addition, we resell subsystems, software and services from others. This leaves us vulnerable to inadequate supply, uneven allocation in times of shortage, delays in order fulfillment, and order cancellations.

        Concentrated Customer Base

In  2002,  sales  to two  customers  accounted  for 43%  and 13% of our  Storage
Solutions sales and sales to a single customer accounted for 29% of our Telecommunication Solutions sales. Based on a revised agreement with this particular Telecommunication Solutions customer, we expect a decrease in revenues in 2003 attributable to this customer. In 2001, one customer accounted for 12% of our Storage Solutions sales.

The recent economic downturn in technological spending in addition to an economic downturn in general in any industry or geographical area targeted by us, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby materially adversely affecting our operating results.

        Volatile Stock Price

Our common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including:

     o    quarter  to  quarter  variations  in actual or  anticipated  financial results;
     o    announcements  by us, our  competitors or our customers;
     o    government regulations; and
     o    developments   in  the  information   storage  and   telecommunication
          management industries.

The stock market has also experienced extreme price and volume fluctuations which has affected the market price of many companies and which has at times been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, developments in the technology industry, general economic conditions and political and current events may adversely affect the market price of our common stock.

In addition, if our current security holders sell substantial amounts of our common stock, in the public market, the market price of our common stock could fall.

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

        Our Auditor's Have Expressed Substantial Doubt as to Our Ability to Continue as a "Going Concern"

The auditors' reports for our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 state that given our recurring operating losses and our continued experience of negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Maintenance of American Stock Exchange (AMEX) Listing

On May 28, 2002, we received correspondence from AMEX regarding the potential delisting of our common stock from AMEX due to our failure to meet certain of AMEX's continued listing standards, related to minimum shareholders' equity and our ability to continue operations and/or meet our obligations as they mature. On June 26, 2002, we submitted a plan and supporting documentation (the Plan) to AMEX to demonstrate our ability to regain compliance. On August 13, 2002, AMEX notified us that it had accepted our Plan and granted us an extension through June 20, 2003 within which we must regain compliance, subject to periodic review by AMEX's Staff. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our stock being delisted. We believe that we will be successful in regaining compliance, although there can be no assurance that we will regain such compliance or that we will remain listed on AMEX. Delisting of our common stock may have an adverse impact on the market price and liquidity of our common stock.


Item 2.  Properties

In December 2002, we relocated our principal executive, administrative, sales and operating activities from San Diego, California to Carlsbad, California where we currently sublease approximately 20,000 square feet through September 2005. The present annual base rent for our Carlsbad facility is $188,000.

We lease approximately 7,000 square feet of office and warehouse space in Lake Mary, Florida, under a lease agreement that expires in May 2006. The present annual base rent is approximately $53,000.

Our telecommunications headquarters consists of 12,500 square feet in Plano, Texas under a lease that expires in August 2003. The present annual base rent is $256,000.

We believe our existing facilities are adequate to meet future needs. See Note 17 to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.


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


Item 4.  Submission of Matters to a Vote of Security Holders

On October 8,2002, we held our Annual Meeting of Stockholders. At the meeting, the shareholders approved all matters considered with the following vote distributions:

Items:

To approve the issuance of (a) 4,527,027 shares of nStor Technologies, Inc. common stock upon conversion of nStor's Series L Convertible Preferred Stock, and (b) up to 8,687,258 shares of nStor common stock as earn-out consideration, to Pacific Technology Group, Inc.:

                   FOR                      AGAINST                 ABSTAIN
               83,670,767                   177,378                22,515,509
               ----------                   -------                ----------

To approve the issuance of shares of nStor common stock to Halco Investments, L.C. in connection with the potential conversion of a $3,100,000 promissory note:

                   FOR                      AGAINST                 ABSTAIN
               64,130,617                   179,806                42,053,233
               ----------                   -------                ----------

To approve the issuance of shares of nStor common stock to H. Irwin Levy in connection with the potential conversion of a $650,00 promissory note:

                   FOR                      AGAINST                 ABSTAIN
               83,662,982                   131,429                22,569,243
               ----------                   -------                ----------

To approve the issuance of up to 30,000,000 shares of nStor common stock upon the potential exercise of an option granted to Pacific Technology Services,
Inc.:

                   FOR                      AGAINST                 ABSTAIN
               106,117,267                  174,124                 72,263
               -----------                  -------                 ------

To approve an amendment to nStor's Certificate of Incorporation increasing the number of authorized shares of common stock from 200,000,000 to 230,000,000:

                   FOR                      AGAINST                 ABSTAIN
               106,060,160                  289,085                 14,409
               -----------                  -------                 ------

To amend nStor's 2001 Stock Option Plan to increase the number of shares reserved for issuance from 5,000,000 to 7,500,000:

                   FOR                      AGAINST                 ABSTAIN
               120,353,128                  700,945                 13,811
               -----------                  -------                 ------

To elect five persons to nStor's board of directors:

                                            FOR          VOTE WITHHELD
        Roger H. Felberbaum             120,746,710         321,183
                                        -----------         -------
        Bernard R. Green                120,746,502         321,282
                                        -----------         -------
        Maurice A. Halperin             120,139,202         928,682
                                        -----------         -------
        H. Irwin Levy                   120,676,097         391,787
                                        -----------         -------
        Michael L. Wise                 120,727,466         340,418
                                        -----------         -------

To ratify the re-appointment of Swenson Advisors LLP as nStor's independent auditors for 2002:

                   FOR                      AGAINST                 ABSTAIN
               120,959,762                  64,357                  43,765
               -----------                  ------                  ------


                                     PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters

Our common stock is traded on the AMEX under the symbol NSO. The following table sets forth the high and low sales prices of our common stock for each quarter during the years ended December 31, 2002 and 2001 as reported by AMEX. During that period, we did not pay dividends on our common stock and we do not expect to pay any dividends in the near future.

                                      Market Price Range
                                     --------------------

        2002                           High         Low
        ----                         --------    --------
     First quarter                   $  .48      $  .20
     Second quarter                     .41         .21
     Third quarter                      .30         .20
     Fourth quarter                     .27         .19

        2001
        ----
     First quarter                   $ 2.00      $  .60
     Second quarter                     .90         .30
     Third quarter                      .58         .35
     Fourth quarter                     .49         .23

As of February 28, 2003, we had 142,076,947 shares of common stock outstanding and approximately 1,775 holders of record of such stock.

Recent Sales of Unregistered Securities and Use of Proceeds

Effective October 8, 2002, we issued 4,527,027 shares of our common stock to Pacific Technology Group, Inc. upon the conversion of our Series L Convertible Preferred Stock (see Note 2 to Consolidated Financial Statements). This issuance was exempt from registration under Section 4(2) of the Act.


Item 6.  Selected Financial Data
         (dollars in thousands, except per share data)

The following table summarizes certain selected consolidated financial data for the five years ended December 31, 2002.

Certain amounts for years prior to 2002 have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on operating results previously reported. The selected financial data has been derived from our audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this report:


                                                              Year Ended December 31,
                                        ------------------------------------------------------------------
                                          2002(1)       2001          2000          1999(4)         1998
                                        --------     --------       --------       --------      ---------
Sales                                   $10,790       $17,886        $40,197       $41,089        $18,026
Gross margin                              2,898         2,049          9,872         9,763          2,768

Net loss                                 (7,984)      (13,958)       (21,921)(3)   (18,704)(5)    (10,407)

Net loss available to
  common stock                           (7,984)      (18,518)(2)    (22,606)      (19,938)       (11,888)

Basic and diluted net loss
  per common share                         (.06)         (.41)          (.69)         (.89)          (.63)

Weighted average number of common
  shares considered outstanding,
  basic and diluted                    128,899,148    44,832,503     32,789,832    22,505,084     18,888,911

At end of year:

Total assets                             14,182        11,968         15,722        34,041         14,128

Long-term debt                            3,100         3,600          7,258         6,329          7,043

Shareholders' equity (deficit)            1,620           487        ( 7,526)        6,273          3,150


-------
(1) Includes results of operations of Stonehouse beginning June 2002, as a result of our acquisition which was accounted for using the purchase method of accounting.
(2) Includes non-cash charge of $3 million for induced conversion of convertible preferred stock.
(3) Includes charge of $12 million for impairment of unamortized goodwill related to an acquisition completed in 1999 and gain of $5.6 million on the sale of assets.
(4) Includes results of operations of Andataco, Inc. beginning June 1999, as a result of our acquisition which was accounted for using the purchase method of accounting.
(5) Includes charge of $4.6 million for impairment of unamortized goodwill related to an acquisition completed in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward-looking statements. Such statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, timing and volume of sales orders, our inability to improve the gross margin on our products, material cost fluctuations, competitive factors, dependence upon third-party vendors, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the technology industry and the economy in general, legal proceedings and other risks detailed in our periodic report filings with the Securities and Exchange Commission (SEC). Historical results are not necessarily indicative of the operating result for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the SEC. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Overview

Since June 1996, we have been a designer, developer and manufacturer of Storage Solutions. In June 2002, we entered the Telecommunication Solutions business with our acquisition of Stonehouse. Accordingly, we believe that the comparison between 2002 and 2001 may not be meaningful in certain respects. In addition, due to the fact that Stonehouse's operating results were not included in our consolidated financial statements until June 2002, we expect that many of the components of our future operating results will increase in 2003.

Going-Concern

With respect to our consolidated financial statements, for the years ended December 31, 2002, 2001 and 2000, we have received a "going-concern" opinion from our auditors. As more fully described in the notes to the consolidated financial statements, our recurring operating losses and our continued experience of negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Comparison of Years Ended December 31, 2002 and 2001

For the year ended December 31, 2002, we reported a net loss of $8 million as compared to a net loss of $14 million for the year ended December 31, 2001.

Sales

Sales for 2002 were $10.8 million as compared to $17.9 million in 2001, a decrease of $7.1 million. Included in sales for 2002 was $2.9 million attributable to our Telecommunication Solutions business following our June 2002 acquisition of Stonehouse. The 56% decline in our Storage Solutions sales reflects the economic downturn that has caused customer delays in acquiring technology and other capital equipment, in addition to the transition from our older technology legacy products to our new product family centered around our NexStor 4000 Series.

During 2002, indirect sales to OEMs and other channel business represented 64% of our Storage Solutions revenue, compared to 34% for direct sales to end users. Indirect, direct and service revenues represented 35%, 43% and 22%, respectively, of our 2001 revenues. The increased proportion of indirect sales in 2002 reflects a strategy shift to provide a greater technological marketing and sales support to our indirect sales function. Service revenues were insignificant in 2002 as result of our August 2001 sale of substantially all our service business (see Note 12 to Consolidated Financial Statements for a discussion of Segment Information and Sales to Significant Customers).

Cost of Sales / Gross Margins

Gross margins realized by our Storage Solutions business in 2002 improved to 17% compared to 11% reported for 2001. During the second half of 2002, we realized gross margins of 36%, representing a significant improvement over the first half of 2002 when we realized 0% gross margins. This improvement reflects significantly lower material costs attributable to the commencement during the third quarter of (i) outsourcing the manufacturing of our products and (ii) shipments of our new 4000 Series storage systems. Positive gross margins were not achieved during the first half of 2002 primarily due to (i) economies of scale attributable to the level of fixed costs inherent in our operations, coupled with significantly lower revenues, and (ii) the price we paid for certain materials in connection with our 3000 Series storage systems prior to the commencement of our manufacturing outsource agreement for our new 4000 Series. As a result of outsourcing our production, we phased out our manufacturing facility in San Diego, California during the third quarter of 2002. A contributing factor to the low gross margins for 2001 was a fourth quarter $2.5 million increase in inventory reserves due to obsolete inventory.

Our Telecommunication Solutions business experienced a 53% gross margin for the seven months ended December 31, 2002. Combined gross margins for our Storage Solutions and Telecommunication Solutions for 2002 amounted to 27% (see Note 12 to Consolidated Financial Statements for a discussion of Segment Information and Significant Customers).

We expect an overall improvement in our gross margins in 2003 primarily as a result of a full year of gross margins attributable to our Telecommunication Solutions business, in addition to anticipated improved gross margins attributable to our 4000 Series Storage Solutions.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time. Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Selling, General and Administrative Expenses (SG&A)

SG&A decreased to $5.3 million in 2002 from $10.4 million in 2001. The $5.1 million decrease principally resulted from the reduction of our overall work force and related costs including occupancy expenses, partially offset by $1.2 million in SG&A incurred by our Telecommunication Solutions business. We expect SG&A to increase in 2003 as we incur a full twelve months of SG&A attributable to our Telecommunication Solutions business.

Research and Development (R&D)

Total R&D expenses decreased to $3.1 million in 2002 from $3.6 million in 2001. We incurred $314,000 in R&D expenses attributable to our Telecommunication Solutions business following our acquisition, which was more than offset by an $800,000 decrease in R&D associated with our Storage Solutions business. This decrease was primarily the result of an overall decrease in R&D expenses following the development of our 4000 Series of storage systems. We believe that considerable future investments in R&D will be required to remain competitive in both our businesses.

R&D costs associated with MONIESWeb(R) software production in 2002 were expensed as incurred until technological feasibility was established. Thereafter, MONIESWeb(R) software production costs were capitalized until the product was available for general release to customers in early 2003. Capitalized software costs will be amortized beginning in 2003 based on the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues attributable to MONIESWeb(R) revenues bears to total current and estimated future revenues for MONIESWeb(R). Other R&D costs were expensed as incurred. R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues. As of December 31, 2002, we capitalized $300,000 in software development costs associated with the development of MONIESWeb(R).

Depreciation and Amortization

Depreciation and amortization decreased to $1.5 million in 2002 from $1.6 million in 2001. The $151,000 decrease reflects the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which resulted in the discontinuation of amortization of goodwill with a carrying value of approximately $2 million effective January 1, 2002, partially offset by $214,000 in amortization of other intangible assets of $2.8 million resulting from the Stonehouse acquisition (see Note 2 to Consolidated Financial Statements). Amortization of goodwill for 2001 amounted to $408,000.

Realized and Unrealized Losses on Marketable Securities, Net

For 2002 and 2001, we recorded net losses on marketable securities of $1.1 million and $800,000, respectively. See Note 6 to the Consolidated Financial Statements for a detailed discussion.

Other Income, Net

Other income, net amounted to $1.3 million in both 2002 and 2001. See Note 11 to Consolidated Financial Statements for a detailed break down of the components of Other Income, Net.

Fair Value of Option Granted to Customer

During 2002, we recorded a $600,000 non-cash charge for the fair value of an option granted to a customer. See Note 9 to Consolidated Financial Statements for a detailed discussion.

Interest Expense

Interest expense amounted to $629,000 in 2002 as compared to $912,000 in 2001. The decrease is primarily attributable to significantly lower average borrowings and lower interest rates.

Income Taxes

We have recorded a 100% valuation-allowance for deferred income tax assets, which, more likely than not, will not be realized, based on recent operating results.

Comparison of Years Ended December 31, 2001 and 2000

For the year ended December 31, 2001, we reported a net loss of $14 million as compared to a net loss of $21.9 million for the year ended December 31, 2000. Results of operations for 2000 include a net gain of $5.6 million from the sale of assets of a subsidiary and a charge of $12 million for impairment of unamortized goodwill.

Sales

Sales for 2001 were $17.9 million as compared to $40.2 million in 2000, a decrease of $20.3 million. The significant decrease reflects the transition from our older technology legacy products to our technology products centered around our NexStor 2U storage enclosures and RAID systems as well as the economic downturn causing customer delays in acquiring technology and other capital equipment.

During 2001, we began to expand our indirect channel business and shift our sales and marketing strategy to provide greater technical marketing and sales support to our indirect sales function. As part of that strategy, beginning in January 2001, we significantly reduced our direct sales personnel and related costs, and refocused our direct sales force to targeted markets and existing customers.

During 2001, direct, indirect and service revenues represented 43%, 35% and 22%, respectively, of our sales revenues, compared to 75%, 14% and 11%, respectively, in 2000. In August 2001, we sold substantially all of our service business. The higher service revenues in 2001 relate to the recognition as revenue of the remaining unamortized deferred revenues following the sale of our service business.

Cost of Sales / Gross Margins

Gross margins decreased from 25% in 2000 to 11% in 2001. Gross margins in both periods were adversely affected by (i) the level of fixed costs inherent in our operations as compared with significantly lower than expected sales levels, and
(ii) increases in inventory reserves due to obsolete inventory of $2.5 million and $1.6 million in 2001 and 2000, respectively. Our gross margins are dependent, in part, on product mix, which fluctuates from time to time. Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Selling, General and Administrative Expenses

SG&A decreased to $10.4 million in 2001 from $16.2 million in 2000. The $5.8 million decrease is primarily the result of our overall work force reduction previously discussed under "Sales".

Research and Development

R&D expenses amounted to $3.6 million in 2001, as compared to $3.5 million in 2000. Amounts in both years reflect the costs incurred to develop our NexStor 3000 and 4000 2U product lines. R&D costs were expensed as incurred, substantially in advance of related revenues, and in certain situations, did not result in generating revenues.

Depreciation and Amortization / Impairment of Goodwill

Depreciation and amortization decreased to $1.6 million in 2001 from $4.5 million in 2000. The decrease was due to reduced amortization resulting from the fourth quarter 2000 write-down of $12 million of goodwill which was determined to have been impaired because of our projected inability to generate sufficient future operating income from the assets acquired in a 1999 acquisition. Amortization of goodwill for the year ended December 31, 2001 amounted to $408,000.

Realized and Unrealized Losses on Marketable Securities, Net

During 2001, we recognized $811,000 in net losses on marketable securities composed of an $86,000 realized gain and an $897,000 unrealized loss. See Note 6 to Consolidated Financial Statements for a detailed discussion.

Other Income, Net

Other income, net amounted to $1.3 million in 2001. See Note 11 to Consolidated Financial Statements for a detailed breakdown of the components of Other Income, Net. Other income was not significant in 2000.

Interest Expense

Interest expense decreased $377,000 to $912,000 in 2001. The decrease was primarily attributable to decreased lower average borrowings and lower interest rates.

Income Taxes

We have recorded a 100% valuation-allowance for deferred income tax assets, which, more likely than not, will not be realized based on recent operating results.

Net Loss Available to Common Stock

        Preferred Stock Dividends

During 2001 and 2000, with the exception of our Series K Preferred Stock, all classes of our convertible preferred stock required dividends at 8%-10% per annum. Preferred stock dividends increased by $875,000 to $1.6 million during 2001 principally due to the issuance of $2 million and $11.9 million of preferred stock in December 2000 and April 2001, respectively, partially offset by the automatic conversion of $3 million and $2 million of preferred stock to common stock in July 2000 and October 2001, respectively. In connection with the Halco Investment (see Note 3 to Consolidated Financial Statements), which closed in November 2001, all of our remaining convertible preferred stock and accrued dividends thereon were converted to common stock.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have experienced negative cash flows from operating activities, decreased sales revenues and recurring net losses of $8 million, $14 million and $21.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, we have negative working capital of $6.9 million as of December 31, 2002. These matters, among others, raise substantial doubt about our ability to continue as a going-concern.

However, since 2001 we have devoted substantial efforts to: (i) streamline our operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover our working capital needs.

These efforts include a significant reduction in our direct sales personnel and related costs as part of our strategy to provide greater technical, marketing and sales support to expand the our indirect customer channel base. Additional personnel reductions have been implemented to reflect our lower sales levels, our recent manufacturing outsourcing agreement described below and to provide certain cost efficiencies. Further efforts to reduce our fixed operating costs resulted in the relocation of our executive and business headquarters to a more economical facility in Carlsbad, California in December 2002.

In July 2002, we entered into a contract with Varian for outsourcing the production of our 4000S Series of storage enclosures. Our 4000F Series is currently being assembled by an interim outside contractor. As a result, we phased out our San Diego, California manufacturing facility during the third quarter of 2002. The outsourcing agreement has resulted in a significant improvement in our operating margins by lowering manufacturing costs and overall operating costs.

Since January 1, 2001, and through February 28, 2003, we obtained $21.7 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received in 2001 from Maurice Halperin, our Chairman of the Board since August 2001 and a principal shareholder, or companies controlled by Mr. Halperin (collectively Mr. Halperin), consisting of $6 million in cash and $6.1 million in marketable securities (see Note 3 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through February 28, 2003 also included $6.9 million from H. Irwin Levy, our Chief Executive Officer, Vice-Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy). In addition, in connection with our outsourcing contract, Mr. Levy provided collateral for a bank to issue a $1 million letter of credit (LC) for the benefit of Varian. The LC was subsequently reduced to $750,000. We have agreed to indemnify Mr. Levy for any amounts drawn upon the LC by Varian.

In August 2002, we entered into an Agreement For Purchase of Accounts with a financial institution (Purchaser), providing for a $750,000 line of credit under which we may sell customer invoices to the Purchaser. The Purchaser advances 80% of the net face amount of qualified invoices and remits the remaining 20%, less its fees, upon collecting the invoice in full. We are obligated to repay the Purchaser for invoices not paid within 90 days.

In an effort to increase our cash flow and profitability, among other reasons, on June 7, 2002, we acquired 100% of the outstanding capital stock of Stonehouse. The acquisition has had a positive impact on our gross margins and has contributed to our cash flow (see Note 2 of Consolidated Financial Statements).

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

Cash Flow Results

        Operating Activities

Net cash used in operating activities amounted to $451,000 and $10.3 million for 2002 and 2001, respectively. The most significant use of cash for both years was our loss from operations (before depreciation, amortization and other non-cash items) of $3.3 million in 2002 and $8.1 million in 2001. The most significant source of cash was the net reduction of accounts receivable and prepaid expenses of $2.5 million in 2002 and $2.3 million in 2001. In addition, in 2002 and 2001, cash was provided by the net reduction in inventories of $524,000 and $653,000, respectively. During 2002 and 2001, we used cash of $200,000 and $5.2 million, respectively, in the reduction of deferred revenue, accounts payable and other liabilities.

        Investing Activities

Net cash provided by investing activities for 2002 of $130,000 was the result of $298,000 in cash acquired in the Stonehouse acquisition, net of $168,000 cash used for purchases of property and equipment. Net cash used in investing activities amounted to $163,000 in 2001 for purchases of property and equipment.

        Financing Activities

Net cash used in financing activities for 2002 amounted to $243,000 resulting from net repayments of our revolving credit facility of approximately $3 million, substantially offset by proceeds from borrowings from Mr. Levy of $2.7 million. Net cash provided by financing activities for 2001 amounted to $11.3 million, principally consisting of borrowings from private investors of $11.2 million (including $3.3 million from Mr. Levy and $5 million from Mr. Halperin) of which $7.2 million was satisfied by issuing convertible preferred stock and common stock (including $2.8 million from Mr. Levy and $1.9 million from Mr. Halperin). An additional $1.2 million of cash was provided in 2001 by issuing convertible preferred stock to private investors (including $1 million from Mr. Halperin), substantially offset by net repayments of our revolving credit facility of approximately $1.1 million.

American Stock Exchange (AMEX)

On May 28, 2002, we received correspondence from AMEX regarding the potential delisting of our common stock from AMEX due to our failure to meet certain of AMEX's continued listing standards, related to minimum shareholders' equity and our ability to continue operations and/or meet our obligations as they mature. On June 26, 2002, we submitted a plan and supporting documentation (the "Plan") to AMEX to demonstrate our ability to regain compliance. On August 13, 2002, AMEX notified us that it had accepted our Plan and granted us an extension through June 20, 2003 within which we must regain compliance, subject to periodic review by AMEX's Staff. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our stock being delisted. We believe that we will be successful in regaining compliance, although there can be no assurance that we will remain listed on AMEX.

Critical Accounting Policies and Estimates

Storage Solutions revenues are recognized as of the date shipments are made to customers, net of an allowance for returns. Revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed. Revenues on long-term development contracts are deferred at time of sale, and using the percentage-of-completion method, are recognized based upon hours incurred as a percentage of estimated total hours. Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

R&D costs associated with our Telecommunication Solutions business for software production are expensed as incurred until technological feasibility is established. Thereafter, software production costs are capitalized until the product is available for general release to customers. Amortization commences only when the product is available for general release and is recorded as amortization rather than R&D costs. Capitalized software costs are amortized over the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues for the product bears to the total current and anticipated future revenues for the product.

Our preliminary allocation of the Stonehouse purchase price included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. These values were based on a valuation analysis completed by an independent valuation firm. In addition, we have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000. Goodwill will be tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (see Note 5 to Consolidated Financial Statements).

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

Effects of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2003.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates to our Stonehouse variable rate bank line of credit under which we may borrow up to $500,000.

Item 8.  Financial Statements and Supplementary Data

Table of Contents to Consolidated Financial Statements

                                                                  Page

    Report of Independent Certified Public Accountants             32

    Report of Independent Certified Public Accountants             33

    Consolidated Financial Statements:

     Balance Sheets - December 31, 2002 and 2001                   34

     Statements of Operations - Years Ended
        December 31, 2002, 2001 and 2000                           35

     Statements of Shareholders' Equity
        Years Ended December 31, 2002, 2001 and 2000            36-37

     Statements of Cash Flows - Years Ended
        December 31, 2002, 2001 and 2000                        38-39

     Notes to Consolidated Financial Statements                 40-67

     Report of Independent Certified Public Accountants            68

     Report of Independent Certified Public Accountants            69



FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of nStor Technologies, Inc. for the years ended December 31, 2002, 2001 and 2000 are filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of nStor Technologies, Inc.:

    Schedule I - Condensed Financial Information of Registrant  70-72

    Schedule II - Valuation and Qualifying Accounts                73


Schedules not listed above are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant recurring losses, negative working capital and serious liquidity concerns. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of nStor Technologies, Inc. and subsidiaries as of December 31, 2000 were audited by other auditors whose report dated February 9, 2001 on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.



                                                 /S/ Swenson Advisors, LLP
                                                     Swenson Advisors, LLP


San Diego, California
March 14, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
   nStor Technologies, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' (deficit) equity and cash flows of nStor Technologies, Inc. and subsidiaries (the "Company") for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of nStor Technologies, Inc. and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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


                                                          /S/ BDO SEIDMAN, LLP
                                                          BDO SEIDMAN, LLP


Costa Mesa, California
February 9, 2001
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
=========================================
(dollars in thousands)
                                                                 December 31,
                                                              -----------------
     ASSETS                                                     2002      2001
     ------                                                   -------   -------
Current assets:
  Cash and cash equivalents                                   $   293   $   857
  Marketable securities                                             -     4,255
  Accounts receivable, net                                        934     1,925
  Inventories                                                   1,079     1,364
  Prepaid expenses and other                                      224       211
                                                             --------   -------
        Total current assets                                    2,530     8,612

Property and equipment, net of $88 and $5,641 in
  accumulated depreciation                                        303     1,367
Goodwill and other intangible assets, net of $1,021
  and $807 in accumulated amortization                         11,349     1,989
                                                             --------   -------
                                                             $ 14,182   $11,968
     LIABILITIES                                             ========   =======
     -----------
Current liabilities:
  Bank line of credit                                         $   200   $ 2,991
  Other borrowings                                              4,684     1,100
  Accounts payable and other                                    3,177     3,790
  Deferred revenue                                              1,401         -
                                                              -------   -------
        Total current liabilities                               9,462     7,881

Long-term debt                                                  3,100     3,600
                                                              -------   -------
        Total liabilities                                      12,562    11,481
                                                              -------   -------
Commitments, contingencies and subsequent events

     SHAREHOLDERS' EQUITY
     ---------------------
Preferred stock, $.01 par; 1,000,000 shares authorized;
  0 shares assumed issued and outstanding at December 31,
  2002 and 2001                                                    -          -
Common stock, $.05 par; 230,000,000 shares authorized;
  142,076,947 and 114,603,144 shares assumed issued and
  outstanding at December 31, 2002 and 2001, respectively       7,103     5,729
Additional paid-in capital                                    101,847    94,104
Deficit                                                      (107,330)  (99,346)
                                                              -------   -------
         Total shareholders' equity                             1,620       487
                                                              -------   -------
                                                              $14,182   $11,968
                                                              =======   =======


        See Report of Certified Public Accountants and accompanying notes to consolidated financial statements
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
=========================================
(dollars in thousands, except per share data)

                                                  Years Ended December 31,
                                              ------------------------------
                                                 2002        2001      2000
                                              ---------  ---------  --------
Sales                                          $10,790    $17,886    $40,197
Cost of sales                                    7,892     15,837     30,325
                                               --------   --------  --------
     Gross  margin                               2,898      2,049      9,872
                                               --------   --------  --------
Operating expenses:
  Selling, general and administrative            5,251     10,354     16,232
  Research and development                       3,085      3,579      3,504
  Depreciation and amortization                  1,471      1,622      4,468
  Impairment of goodwill                             -          -     11,959
                                               --------   --------  --------
Total operating expenses                         9,807     15,555     36,163
                                               --------   --------  --------
Loss from operations                            (6,909)   (13,506)   (26,291)

Gain on sale of assets of subsidiary                 -          -      5,575
Realized and unrealized losses on
  marketable securities, net                    (1,123)      (811)         -
Other income, net                                1,277      1,271         84
Fair value of option granted to customer          (600)         -          -
Interest expense, net                             (629)      (912)    (1,289)
                                               --------   --------  --------
Net loss before preferred stock dividends
  and induced conversion                        (7,984)   (13,958)   (21,921)

Preferred stock dividends                            -     (1,560)      (685)
Induced conversion of convertible
  preferred stock                                    -     (3,000)         -
                                               --------  ---------  --------
Net loss available to common stock             ($7,984)  ($18,518)  ($22,606)
                                               ========  =========  ========
Basic and diluted net loss per
 common share                                  ($  .06)   ($  .41)   ($  .69)
                                               ========  =========  ========
Weighted average number of common
  shares considered outstanding,
  basic and diluted                         128,899,148 44,832,503 32,789,832
                                            =========== ========== ==========


        See Report of Certified Public Accountants and accompanying notes to consolidated financial statements
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
===============================================
(dollars in thousands)


                                                                Preferred         Addi-
                                      Common Stock                Stock           tional
                                 ----------------------     -----------------     Paid-in
                                    Shares       Amount     Shares     Amount     Capital        Deficit       Total
                                 -----------     ------     ------     ------     --------     ----------     -------
Balances, January 1, 2000         26,517,824     $1,331     14,921     $    -     $ 63,164     $ (58,222)     $ 6,273

Issuance of common stock
 in connection with:
  Conversion of convertible
   preferred stock                 6,477,467        324     (8,699)         -         (324)                         -
  Acquisition of assets              776,119         39                              2,561                      2,600
  Exercise of options and
   warrants                          635,589         32                              1,146                      1,178
  Equity line of credit,
   net of issuance costs of $87      508,857         25                                936                        961
  Satisfaction of borrowings         439,154         22                              1,228                      1,250
  Executive termination              123,479          -                                  -                          -

Issuance of preferred stock
 in satisfaction of borrowings
 from director                                               2,000          -        2,000                      2,000

Compensation expense resulting
 from modifications to stock
 options and warrants in
 connection with the sale of
 the assets of subsidiary                                                              818                        818

Preferred stock dividends                                                                           (685)        (685)

Net loss for the year
 ended December 31, 2000                                                                         (21,921)     (21,921)
                                 -----------     ------     ------     ------     --------     ----------     -------
Balances, December 31, 2000       35,478,489      1,773      8,222          -       71,529       (80,828)      (7,526)

Issuance of convertible
 preferred stock in
 connection with:
  Satisfaction of borrowings,
   net of issuance costs of $15                             11,942          -       11,927                     11,927
  Private placement                                            250          -          250                        250
  Halco Investment, net of
   issuance costs of $28                                     8,970          -        8,941                      8,941

Issuance of common stock in
 connection with:
  Conversion of Series D & F
   convertible preferred stock     2,240,533        112     (2,722)         -         (112)                         -
  Halco Investment (issued
   January 11, 2002 upon
   shareholder approval-Note 3)
   including conversion of
   Series H, I, & K convertible
   preferred stock                76,884,122      3,844    (26,662)         -       (2,075)                     1,769

Common stock option and warrants
 issued in connection with:
  Borrowings                                                                           554                        554
  Other                                                                                 90                         90

Preferred stock dividends                                                                         (1,560)      (1,560)


nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
===============================================
(dollars in thousands) (concluded)


                                                                Preferred         Addi-
                                      Common Stock                Stock           tional
                                 ----------------------     -----------------     Paid-in
                                    Shares       Amount     Shares     Amount     Capital        Deficit       Total
                                 -----------     ------     ------     ------     --------     ----------     -------
Induced conversion of
 convertible preferred
 stock                                                                               3,000        (3,000)           -

Net loss for the year ended
 December 31, 2001                                                                               (13,958)     (13,958)
                                 -----------     ------     ------     ------     --------     ----------     -------
Balances, December 31, 2001      114,603,144      5,729          -          -       94,104       (99,346)         487

Issuance of common stock
 in connection with:
  Acquisition of 100% of
   common stock of Stonehouse
   Technologies, Inc.
   ("Stonehouse")                 22,500,000      1,125                              5,850                      6,975
  Payment of accrued
   dividends on Series D
   convertible preferred
   stock                             446,776         23                                116                        139

Issuance of Series L convertible
  preferred stock in connection
  with Stonehouse acquisition                                1,000          -        1,403                      1,403

Conversion of Series L convertible
  preferred stock upon
  shareholder approval             4,527,027        226     (1,000)         -         (226)                         -

Fair value of option granted
  to customer                                                                          600                        600

Net loss for the year ended
  December 31, 2002                                                                               (7,984)      (7,984)
                                 -----------     ------     ------     ------     --------     ----------     -------
Balances, December 31, 2002      142,076,947     $7,103          -     $    -     $101,847     $(107,330)      $1,620
                                 ===========     ======     ======     ======     ========     ==========     =======



        See Report of Certified Public Accountants and accompanying notes to consolidated financial statements
nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================
(in thousands)

                                                             Years Ended December 31,
                                                         --------------------------------
                                                           2002        2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:                    --------    --------    --------
  Net loss                                               ($7,984)    ($13,958)   ($21,921)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Proceeds from sales of marketable securities         3,132        1,047           -
      Depreciation and amortization                        1,471        1,622       4,468
      Other income, net                                   (1,277)      (1,496)          -
      Realized and unrealized losses on marketable
        securities, net                                    1,123          811           -
      Capitalized research and development                  (300)           -           -
      Fair value of option granted to customer               600            -           -
      Provision for inventory obsolescence                  (239)       2,500       3,988
      Provision for uncollectible accounts receivable        211        1,069         912
      Gain on sale of assets of subsidiary                     -            -      (5,575)
      Amortization of deferred loan costs and other            -          280          21
      Impairment of goodwill                                   -            -      11,959
      Changes in assets and liabilities, net of
        effects from acquisitions:
          Decrease in accounts receivable                  2,398        1,201       2,108
          Decrease (increase) in inventories                 524          653      (2,875)
          Decrease in prepaid expenses and other              91        1,090         293
          Decrease in deferred revenue, accounts
           payable and other liabilities                    (201)      (5,152)     (2,807)
                                                         --------    --------    --------
Net cash used in operating activities                       (451)     (10,333)     (9,429)
                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of assets of subsidiary               -            -       7,013
  Net cash acquired (paid) in acquisitions                   298            -        (293)
  Additions to property and equipment, net                  (168)        (163)       (853)
                                                         --------    --------    --------
Net cash provided by (used in) investing activities          130         (163)      5,867
                                                         --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of revolving bank credit facilities      (2,991)      (1,095)     (1,025)
  Additions to other borrowings                            2,748       11,249       4,858
  Repayments on other borrowings                               -            -      (2,285)
  Issuance of convertible preferred stock                      -        1,221           -
  Issuance of common stock, net of issuance costs              -            -         961
  Proceeds from exercise of stock options and warrants         -            -       1,178
  Cash paid for preferred stock dividends                      -          (59)       (761)
                                                         --------    --------    --------
Net cash (used in) provided by financing activities         (243)      11,316       2,926
                                                         --------    --------    --------
Net (decrease) increase in cash and cash
  equivalents during the year                               (564)         820        (636)

Cash and cash equivalents at beginning of year               857           37         673
                                                         --------    --------    --------
Cash and cash equivalents at end of year                 $   293     $    857    $     37
                                                         ========    ========    ========


nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================
(in thousands) (concluded)

                                                               Years Ended December 31,
                                                         --------------------------------
                                                           2002        2001         2000
                                                         --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                   $   283     $    504    $  1,297
                                                         ========    ========    ========
NON-CASH INVESTING ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired                        $11,081     $      -    $  2,938
    Liabilities assumed and incurred                      (3,001)           -         (45)
    Common stock and convertible preferred
     stock issued to sellers                              (8,378)           -      (2,600)
                                                         --------    --------    --------
    Cash (acquired) paid                                 $(  298)    $      -    $    293
                                                         ========    ========    ========
  Convertible preferred stock issued to Halco
   in exchange for marketable securities                 $     -     $  6,113    $      -
                                                         ========    ========    ========
  Modifications to stock options and warrants
   in connection with the sale of assets of a
   subsidiary                                            $     -     $      -    $    818
                                                         ========    ========    ========

NON-CASH FINANCING ACTIVITIES:

  Issuance of common and convertible preferred
   stock in satisfaction of borrowings, accrued
   dividends and accrued interest                        $   139     $ 15,568    $  3,250
                                                         ========    ========    ========
  Deferred loan costs arising from issuance
   of warrants under borrowings                          $     -     $    554    $      -
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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

The consolidated financial statements include the accounts of nStor Technologies, Inc. ("nStor") and all wholly-owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

        Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has experienced negative cash flows from operating activities, decreases in sales revenues and substantial recurring net losses of $8 million, $14 million and $21.9 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The sales declines have reflected the global reduction in business demand for technology products. In addition, the Company has negative working capital of $6.9 million as of December 31, 2002. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

However, since 2001 the Company has devoted substantial efforts to: (i) streamline its operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.

These efforts include a significant reduction in the Company's direct sales personnel and related costs as part of its strategy to provide greater technical, marketing and sales support to expand the Company's indirect customer channel base (original equipment manufacturers (OEMs), resellers and system integrators (SIs)). Additional personnel reductions have been implemented to reflect the Company's lower sales levels, the Company's recent manufacturing outsourcing described below and to provide certain cost efficiencies. Further efforts to reduce the Company's fixed operating costs resulted in the relocation of the Company's executive and business headquarters to a more economical facility in Carlsbad, California in December 2002.

In July 2002, the Company entered into a contract with Varian, Inc. ("Varian") for outsourcing the production of the Company's 4000S Series of storage enclosures. The Company's 4000F Series is currently being assembled by an interim outside contractor. As a result, the Company phased out its San Diego, California manufacturing facility during the third quarter of 2002. The outsourcing arrangement has resulted in a significant improvement in the
Company's operating margins by lowering manufacturing costs and overall operating costs.

Since January 1, 2001, and through February 28, 2003, the Company obtained $21.7 million of equity and debt financing from private investors. Of these amounts, $12.1 million was received in 2001 from Maurice Halperin, the Company's Chairman of the Board since August 2001 and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin"), consisting of $6 million in cash and $6.1 million in marketable securities (see Note 3 to Consolidated Financial Statements). Equity and debt financing obtained from January 2001 through February 28, 2003 also included $6.9 million from H. Irwin Levy, the Company's Chief Executive Officer, Vice-Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, "Mr. Levy"). In addition, in connection with the Company's outsourcing contract, Mr. Levy provided collateral for a bank to issue a $1 million letter of credit ("LC") for the benefit of Varian. The LC was subsequently reduced to $750,000. In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution, providing for a $750,000 line of credit under which the Company may sell customer invoices to the financial institution (see
Note 8 to Consolidated Financial Statements).

In an effort to increase the Company's cash flow and profitability, among other reasons, on June 7, 2002, the Company acquired 100% of the outstanding capital stock of Stonehouse Technologies, Inc. ("Stonehouse"). The acquisition has had a positive impact on our gross margins and cash flow (see Note 2 to Consolidated Financial Statements).

The Company is currently exploring alternatives for raising additional debt or equity capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside the Company's control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future. The Company has insufficient liquidity to fund its operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

        Business

The Company, through its wholly-owned subsidiary nStor Corporation, is a designer, developer and manufacturer of external data storage solutions, including high-density storage enclosures, storage management software and RAID (Redundant Array of Independent Disks) controller technology ("Storage Solutions"). The Company's product line supports a variety of operating systems, including Windows NT and Windows 2000, UNIX, Linux, and Macintosh. Designed for storage intensive environments or other mission-critical applications, the Company's products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), and SCSI architectures.

In June 2002, the Company acquired Stonehouse (see Note 2 to Consolidated Financial Statements). Stonehouse is a provider of telecommunications software and services solutions ("Telecommunication Solutions") that help large enterprises manage their communications expenses, assets and processes. These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

        Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investment instruments with original maturities, when purchased, of three months or less.

        Marketable Securities

In accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable securities held by the Company at December 31, 2001 were classified as trading securities and reported at fair value with unrealized gains and losses recognized in earnings.

        Inventories

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method. Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value (see Note 4 to Consolidated Financial Statements).

        Revenue Recognition

               Storage Solutions

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns. Prior to August 2001, the Company contracted with outside vendors to provide services relating to various on-site warranties which were offered for sale to customers. On-site warranty revenues and amounts paid in advance to outside service organizations were recognized in the financial statements in sales and cost of goods sold, respectively, over the life of the service contracts. In August 2001, the Company sold substantially all of its servicing business. The remaining unamortized deferred revenue was recognized as revenue following the sale.

               Telecommunication Solutions

In accordance with provisions of the AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed. Revenues on long-term development contracts are deferred at time of sale and using the percentage-of-completion method are recognized based upon hours incurred as a percentage of estimated total hours. Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

        Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Property and Equipment

Property and equipment are stated at cost. Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term.

        Goodwill

Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired (see Notes 2 and 5 to Consolidated Financial Statements) and is carried at cost. As a result of the Company adopting Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company discontinued amortization of goodwill effective January 1, 2002. Prior to the Company's adoption of SFAS No. 142, the Company amortized goodwill under the straight-line method over seven years. At December 31, 2002, unamortized goodwill amounted to $9.3 million, of which $6.5 million is attributable to the Company's June 2002 acquisition of Stonehouse (see Note 2 to Consolidated Financial Statements).

Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts. As a result of the Company's projected inability to generate sufficient future operating income from the assets acquired in an acquisition, during 2000 the Company recorded charges for impairment of goodwill of $12 million eliminating all remaining unamortized goodwill related to the 1999 acquisition of Andataco, Inc. (Andataco).

        Research and Development Costs ("R&D")

               Storage Solutions

R&D costs associated with our Storage Solutions business are expensed as incurred.

               Telecommunication Solutions

In accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", R&D costs associated with the creation of a software product are expensed as incurred until technological feasibility is established. Thereafter, software production costs are capitalized until the product is available for general release to customers. Capitalized software costs are amortized over the greater of (a) the straight-line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product. Amortization begins when the product is available for general release to customers. Other R&D costs are expensed as incurred.

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

As of December 31, 2002 and 2001, outstanding common stock equivalents included the following, respectively: 7,414,333 and 2,871,294 shares underlying stock options; 1,982,500 and 3,304,299 shares underlying warrants; and 59,877,432 shares underlying convertible preferred stock at December 31, 2001. Effective January 11, 2002, the Company issued an aggregate of 76,884,122 new common shares, (the "New Common Shares") pursuant to shareholder approval of the Halco Investment (see Note 3 to Consolidated Financial Statements). The Halco Investment was completed on November 20, 2001, subject to shareholder approval; accordingly, the calculation of basic and diluted EPS assumes that the New Common Shares were issued as of November 20, 2001. As part of the issuance of the New Common Shares, all of the Company's convertible preferred stock was converted to common stock.

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

        Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The carrying value of the Company's marketable securities equaled their quoted market value at December 31, 2001. The fair value of the Company's borrowings (current and long-term) is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates their fair value.

        Dependence on Suppliers

The Company has and will continue to rely on outside vendors to manufacture certain subsystems and electronic components and subassemblies used in the production of the Company's Storage Solutions products. Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company's Storage Solutions products are obtained from a sole supplier or a limited group of suppliers. The Company performs ongoing quality and supply evaluation reviews with its outside vendors. Supply, delivery and quality of subsystems and electronic components and subassemblies have been adequate to fulfill customer orders and management does not expect any vendor problems in the next twelve months.

        Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.

        Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established rules for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company had no comprehensive income (loss) for all periods presented.

        Recent Authoritative Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting." SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 (i) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 128 to require disclosure about those effects in interim financial information. Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002. Earlier application of certain transition provisions is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year had not been issued as of the date SFAS No. 148 was issued. Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Provisions of FIN No. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company does not anticipate the adoption of this pronouncement will have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 requires, among other things (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of APB Opinion No. 30, Reporting the Results of Operations.

The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 is effective January 1, 2003, the FASB has encouraged early application of the provisions of SFAS No.
145. Effective in the third quarter of 2002, the Company adopted SFAS No. 145 and determined that gains and losses previously reported as extraordinary items during 2002 and 2001 no longer meet the criteria as set forth under APB Opinion No. 30 and have reported those items as Other Income in the accompanying consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, was to be applied prospectively. SFAS No. 144 was effective for the Company commencing January 1, 2002 and had no impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company's implementation of SFAS No. 142 in 2002 resulted in the discontinuation of amortization of goodwill with a carrying amount of approximately $2 million as of December 31, 2001. Amortization for the years ended December 31, 2001 and 2000 amounted to $408,000 and $2.6 million, respectively. Goodwill is subject to an annual review for impairment.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, SFAS No. 141 specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 141 impacted the Company's Stonehouse acquisition that occurred in June 2002 (see Note 2 to Consolidated Financial Statements).


 (2)  ACQUISITIONS

        Stonehouse

Terms of the Acquisition

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Stonehouse from Pacific Technology Group, Inc. ("PTG"), a subsidiary of Pacific USA Holdings Corp ("PUSA")(the "Acquisition"). The purchase price of $8.9 million, including $541,000 in transaction costs, was based upon a market value of $.31 per share, the average of the Company's closing market prices for the four days before and after the terms of the Acquisition were agreed to (April 30, 2002), and consisted of the issuance of 22.5 million shares of the Company's common stock and 1,000 shares of the Company's Series L Convertible Preferred Stock. The Series L Convertible Preferred Stock was convertible into 4,527,027 shares of common stock, subject to shareholder approval, which was obtained effective October 8, 2002, at which time the common shares were issued in exchange for the Series L Convertible Preferred Stock. In addition, the Company is obligated to issue additional shares of common stock based on an earn-out provision, whereby in the event Stonehouse's pretax income (defined in the Stock Purchase Agreement as "Net Revenues") exceeds $1 million for the four consecutive calendar quarters beginning on October 1, 2002, the Company will be required to issue to PTG that number of additional shares of common stock equal to the product of 27.027 and the amount of Net Revenues in excess of $1 million, up to a maximum of 8,687,258 additional common shares. The potential issuance of such shares was also approved by the Company's shareholders on October 8, 2002. At December 31, 2002, there was no basis for the Company to record a liability related to the earn-out provision.

Reasons for the Acquisition

In an effort to improve the Company's financial condition and future sales revenues, the Company developed a strategic business relationship with Pacific Electric Wire & Cable Co., Ltd. ("PEWC"), the parent of PUSA. PEWC is a Taiwan-based corporation, traded on the Taiwan Stock Exchange. As described in
Note 9 to the Consolidated Financial Statements, effective March 1, 2002, the Company entered into a Reseller Agreement with another subsidiary of PUSA, and also granted an option to that subsidiary to purchase up to 30 million common shares at an exercise price of $.40 per share. The option expired unexercised on November 30, 2002. The Company also began exploring ways to further develop its relationship with PEWC by combining nStor with Stonehouse.

The Company believed that the Acquisition would have a positive impact on its operating results from a cash flow standpoint. Further, Stonehouse has an expansive customer base, including major U.S. corporations and government agencies, through which the Company may be able to market its Storage Solutions, which in turn would have a positive impact on the Company's operations.

In addition, the Company believed that the increase to its shareholders' equity resulting from the Acquisition would assist the Company in its efforts to regain compliance with the continued listing standards of the American Stock Exchange ("AMEX").

Accounting for the Acquisition

The Acquisition was accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at estimated fair values as of the Acquisition date in accordance with SFAS No. 141, Business Combinations, and the results of Stonehouse's operations included in the Company's consolidated financial statements from the Acquisition date. Allocation of the purchase price has been made on a preliminary basis subject to adjustment should new or additional facts about the business become known over the ensuing twelve months following the Acquisition. Based on a valuation analysis completed by an independent valuation firm, the allocation of the purchase price included intangible assets with an aggregate fair value of $2.8 million and goodwill of $6.5 million. Intangible assets with finite useful lives were identified as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000); and (iii) non-compete agreement ($224,000), with corresponding useful lives of ten, five, and four years, respectively. The excess of the purchase price over the fair value of net assets acquired (goodwill) is subject to an annual review for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, adopted by the Company in 2002 (see Note 5 to Consolidated Financial Statements).

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

The following unaudited pro forma results of operations assume the Acquisition occurred at the beginning of the years ended December 31, 2002 and 2001 (in thousands, except per share data):

                                       2002                       2001
                              ------------------------   -----------------------
                                               Pro                      Pro
                              Historical(a)   forma      Historical    forma
                                             Combined                Combined(b)
                              -----------   ----------   ----------  -----------
Sales                           $10,790      $13,604      $17,886      $24,494

Net loss before preferred
  stock dividends              ($ 7,984)    ($ 8,004)    ($13,958)    ($17,155)

Net loss applicable to
  common shareholders          ($ 7,984)    ($ 8,004)    ($18,518)    ($21,715)

Basic and diluted net loss
  per common share             ($   .06)    ($   .06)    ($   .41)    ($   .16)

Weighted average number of
  common shares used in per
  share computation, basic
  and diluted                   128,899      142,050       44,833      137,550

(a) Historical amounts include Stonehouse's results of operations for the seven months ended December 31, 2002.

(b) The 2001 pro forma combined net loss reflects the implementation of a revised business plan by Stonehouse, beginning in February 2001, by a newly-employed business team, which contemplated substantial increases to marketing, sales and administrative programs, in order to significantly expand future revenues. Stonehouse subsequently determined that the new plan was not in its best interests and, as a result, during the fourth quarter of 2001, this plan was discontinued. Stonehouse's previous top executive reassumed the chief executive officer duties and the new business team and certain other employees were terminated in the fourth quarter of 2001 or early 2002. Significant operating expenses related to the discontinued business plan were incurred in 2001.

The following table shows the amount assigned to each of Stonehouse's major assets and liabilities at the date of Acquisition (in thousands):

                             ASSETS
               Cash                                             $   298
               Accounts receivable                                1,618
               Prepaid expenses                                     101
                                                                -------
                      Total current assets                        2,017

               Property and equipment                                89
               Goodwill                                           6,473
               Other intangible assets                            2,800
                                                                -------
                                                                $11,379
                                                                =======
                             LIABILITIES
               Bank line of credit                              $   200
               Accounts payable and other liabilities               556
               Deferred revenue                                   1,704
                                                                -------
                      Total current liabilities                   2,460

               Purchase Price                                     8,919
                                                                -------
                                                                $11,379
                                                                =======

        OneofUs

On January 19, 2000, the Company acquired substantially all of the assets of OneofUs Company Limited ("OneofUs") for an aggregate purchase price of $2.9 million, consisting of $250,000 cash and 776,119 shares of the Company's common stock with an aggregate value of $2.6 million (based on the average of the closing prices of the Company's stock during the ten (10) trading days ended January 19, 2000). The shares were issued to four selling stockholders pursuant to employment agreements or a confidentiality, noncompetition and nonsolicitation agreement. OneofUs was a Taiwan-based, privately-held designer of high performance Fibre Channel controllers and storage solutions for open systems and the Storage Area Network (SAN) market.

The acquisition of OneofUs was accounted for using the purchase method of accounting with goodwill of $2.8 million recorded, which, until the Company's adoption of SFAS No. 141 effective January 1, 2002, was being amortized on a straight-line basis over seven years. Unamortized goodwill attributable to OneofUs at December 31, 2002 amounted to approximately $2 million.


(3)  HALCO INVESTMENT

On November 20, 2001 (the "Closing Date"), the Company completed a transaction in which Halco Investments L.C. ("Halco"), a company controlled by Mr. Halperin, acquired a 34% equity interest in, and made certain loans to, the Company for an aggregate investment of $12.1 million (the "Halco Investment"). On the Closing Date, Halco acquired 8,970 shares of the Company's newly created Series K Convertible Preferred Stock (the "Series K Preferred Stock" - see Note 14 to Consolidated Financial Statements), with a face amount of $8,970,000, and the Company issued a $3.1 million, 5-year, 8% note (the "Halco Note"). Halco invested $6 million in cash and marketable securities having a quoted market value of $6.1 million, based on the closing price for such securities on November 19, 2001.

Mr. Halperin first submitted an investment proposal to the Company on June 26, 2001. The Company subsequently negotiated the terms of the offer from July to November 2001, during which time, Halco made short-term working capital loans to the Company in the aggregate amount of $5 million at an interest rate of 8% per annum. Of that amount, on the Closing Date, $3.1 million was converted into the Halco Note and the remaining amount was applied to the cash paid by Halco for the Series K Preferred Stock. In connection with Mr. Halperin's proposal and the interim financing provided by Halco, on August 15, 2001, the Company's board of directors elected Mr. Halperin as Chairman, replacing the then Chairman, Mr. Levy, who became Vice Chairman of the board of directors.

In connection with and as conditions to the Halco Investment, it was agreed that an aggregate of 76,884,122 New Common Shares were to be issued as follows: (i) the Series K Preferred Stock, owned by Halco, was to be automatically converted into 39 million shares of the Company's common stock, based upon a conversion price of $.23 per share, upon approval of the Company's shareholders; (ii) all of the holders of the Company's other convertible preferred stock (the "Other Preferred Stock") agreed to convert their shares of preferred stock into common stock (20,877,432 shares of common stock, including 10,752,527 to Mr. Levy);
(iii) the Company and the holders of the Other Preferred Stock agreed to the issuance of: (a) 12,993,072 shares of common stock, including 6,651,488 to Mr. Levy, to induce those holders to convert their shares, all of which were entitled to periodic dividends, into shares of common stock, which had never received a dividend (the "Inducement Shares"), and (b) 3,263,618 shares of common stock, including 1,658,064 to Mr. Levy (the "Dividend Shares") in satisfaction of an aggregate of $1.5 million of accrued dividends (including $746,000 to Mr. Levy) on the date of conversion (the Inducement Shares and Dividend Shares were based upon a conversion price of $.45 per share); and (iv) Mr. Levy agreed to the receipt of 750,000 shares of the Company's common stock in exchange for $300,000 owed by the Company to Mr. Levy (the "Note Shares") based upon a conversion price of $.40 per share.

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
                                                                                      ===========

In accordance with the Security and Exchange Commission's staff position in an Emerging Issues Task Force (EITF) pronouncement (Topic D-42) relating to induced conversions of preferred stock, the Company recorded a $3 million non-cash charge to arrive at net loss available to common stock in 2001, representing the fair value of the Inducement Shares. The fair value was based on $.23 per share, the price paid by Halco for its purchase of 39 million shares of the Company's common stock.

(4) BALANCE SHEET COMPONENTS (in thousands)

As of December 31, 2002, substantially all the Company's assets were pledged as collateral for indebtedness (see Note 8 to Consolidated Financial Statements).

                                                      December 31,
                                                   -----------------
                                                     2002      2001
                                                   -------   -------

Accounts Receivable
     Trade receivables                              $1,391   $ 2,113
     Less allowance for doubtful accounts             (457)     (209)
                                                   -------   -------
                                                       934     1,904
     Other receivables                                   -        21
                                                   -------   -------
                                                    $  934   $ 1,925
                                                   =======   =======

Inventories
     Raw materials                                  $  363   $   880
     Work-in-process                                   501       361
     Finished goods                                    215       123
                                                   -------   -------
                                                    $1,079   $ 1,364
                                                   =======   =======

During 2001, the Company recorded  write-downs of $2.5 million  resulting from a
valuation  of  certain   inventory  (see  Note  19  to  Consolidated   Financial
Statements).

Property and Equipment
     Furniture, fixtures and office equipment       $  194    $  325
     Computer equipment                                188     5,011
     Computer software                                   -       770
     Leasehold improvements                              9       866
     Other                                               -        36
                                                   -------   -------
                                                       391     7,008
     Less accumulated depreciation                     (88)   (5,641)
                                                   -------   -------
                                                    $  303    $1,367
                                                   =======   =======

Depreciation expense amounted to $1.3 million and $1.2 million for the years ended December 31, 2002 and 2001, respectively. Principally as a result of the Company's relocation from San Diego, California to Carlsbad, California in 2002, the Company wrote off abandoned and fully depreciated fixed assets and accumulated depreciation related to those assets (see Note 11 to Consolidated Financial Statements).

Accounts Payable and Other
     Accounts payable                               $1,658   $ 1,780
     Accrued expenses and other
      current liabilities                            1,519     2,010
                                                   -------   -------
                                                    $3,177   $ 3,790
                                                   =======   =======


(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment. Accordingly, there was no goodwill amortization recognized during the year ended December 31, 2002, as compared to $408,000 and $2.6 million in 2001 and 2000, respectively.

In accordance with SFAS No. 142, prior period amounts are not permitted to be restated. A reconciliation of reported net loss to net loss adjusted for the exclusion of amortization of goodwill for the years ended December 31, 2001 and 2000 follows (in thousands, except per share):

                                                         2001            2000
                                                    ----------------------------
Reported net loss applicable to common stock           ($18,518)       ($22,606)
  Less goodwill amortization                                408           2,556
                                                     -----------     -----------
Adjusted net loss                                      ($18,110)       ($20,050)
                                                     ===========     ===========
Weighted average number of common shares
  considered outstanding                             44,832,503      32,789,832
                                                     ===========     ===========
Basic and diluted net loss per common
  share as reported                                     ($ 0.41)        ($ 0.69)
                                                     ===========     ===========
Adjusted net loss per common share                      ($ 0.40)        ($ 0.61)
                                                     ===========     ===========

During early 2003, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company's goodwill, including goodwill acquired in the Stonehouse Acquisition. Based on this analysis, the Company's goodwill is not considered to be impaired as of January 1, 2003.

As of December 31, 2002, the carrying amount of goodwill and other intangible assets was approximately $8.5 million and $2.9 million, respectively, of which $6.5 million of goodwill and $2.6 million of other intangible assets is attributable to the June 2002 Stonehouse Acquisition (see Note 2 to Consolidated Financial Statements). In addition, the Company capitalized $300,000 in software development costs associated with its Telecommunication Solutions business (see
Note 1 to Consolidated Financial Statements). Amortization of other intangible assets for the year ended December 31, 2002 was $214,000.


(6)  TRADING MARKETABLE SECURITIES

In connection with the Halco Investment (see Note 3 to Consolidated Financial Statements) on November 20, 2001, the Company received marketable securities with a quoted market value of $6.1 million, including approximately 434,000 shares of American Realty Investors Inc. ("ARL"), a New York Stock Exchange listed company, with a quoted market value of $5.2 million. Through December 31, 2001, the Company received net cash proceeds of approximately $1 million principally from the sale of all of the non-ARL securities, and realized a gain of $86,000. Unrealized losses at December 31, 2001 on the ARL shares were $897,000, resulting in a net loss of $811,000.

Due to ARL's low trading volume, the Company's ability to sell or borrow against the ARL holdings had been extremely limited. From November 2001 through mid March 2002, the Company had been able to sell only 56,300 shares in the public market, generating cash proceeds of $442,000. To assist in funding the Company's working capital requirements, in February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp ("Hilcoast") entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of approximately $1.5 million on the respective purchase dates for an aggregate purchase price of approximately $1.2 million. In connection therewith, Hilcoast granted the Company four-month options to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the "Options"). In February and March 2002, the Company sold 183,000 shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of approximately $1.3 million, which approximated ARL's quoted value on the respective purchase dates. In April 2002, the Company received $206,000 in cash proceeds from the exercise of the Options. As a result of the ARL sales in 2002, the Company realized a loss of $1.1 million for the year ended December 31, 2002, net of the $206,000 Options proceeds.

(7)  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the SFAS No. 109 asset and liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year(s) in which the differences are expected to reverse.

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss before income taxes follows (dollars in thousands):

                                               Years Ended December 31,
                                          ---------------------------------
                                            2002         2001         2000
                                          --------     --------    --------

Amount computed at federal statutory
  rate of 34%                             ($2,698)     ($4,745)     ($7,453)
Impairment of goodwill not
  deductible for tax                            -            -        4,065
Non-deductible amortization of in-
  tangible assets                              73          127          840
Expenses not deductible for tax
  purposes                                     18           80           62
Losses not deductible for tax purposes          -          123          425
Exercise of non-qualified stock options         -            -          (44)
Fair value of option granted to customer      204            -            -
Losses for which no current benefits
  are available                             2,403        4,415        2,105
                                         --------      --------     -------
Provision for income taxes               $      -      $     -      $     -
                                         ========      ========     =======

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows (in thousands):

                                                          December 31,
                                                      -------------------
                                                         2002        2001
                                                      -------    --------
    Deferred tax assets:
       Net operating loss carryforwards               $24,026     $18,643
       Alternative minimum tax carryforwards              770         770
       Research and development credit carryforwards    1,559       1,244
       Depreciation and amortization                    1,884       1,923
       Allowance for doubtful accounts                    155           3
       Inventory and warranty reserves                    198       1,587
                                                      -------     -------
    Net deferred tax assets                            28,592      24,170
    Less valuation allowance                          (28,592)    (24,170)
                                                      -------     -------
    Deferred taxes                                    $     -     $     -
                                                      =======     =======

At December 31, 2002 and 2001, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the net operating loss carryforwards will not be realized based on recent operating results.

As of December 31, 2002, there were unused net operating loss carryforwards (the "NOL's") for regular federal tax purposes of approximately $70.5 million and approximately $13.1 million for California tax purposes, expiring from 2006 through 2022 and 2004 through 2013, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.6 million, which expire from 2003 through 2022 and, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million at December 31, 2002, which may be used indefinitely to reduce regular federal income taxes.

Under Internal Revenue Code Section 382, in connection with a 1999 acquisition, the usage of approximately $8 million of federal NOL's and approximately $2 million of California NOL's is limited annually to approximately $.4 million. Currently, California has a moratorium on the usage of its NOL's. The usage of certain tax credit carryforwards is also subject to limitation. In addition, in connection with the Stonehouse Acquisition, the usage of approximately $4 million of federal NOL's is limited annually to approximately $500,000.


(8)  BORROWINGS

Revolving Credit Facilities

At December 31, 2001, the Company had a revolving bank credit facility (the "Bank Line of Credit"), which provided for borrowings based on the lesser of $10 million or: (i) 85% of eligible accounts receivable, as defined, plus (ii) the lesser of $1.3 million or 20% of eligible inventory, as defined (collectively, the "Borrowing Base"). The Bank Line of Credit bore interest at prime plus 2.5%, was scheduled to mature in April 2002, was collateralized by substantially all of the Company's assets, and provided for certain financial covenants, including minimum net worth and net income requirements. As of December 31, 2001, the outstanding balance of the Bank Line of Credit was $3 million.

Since the fourth quarter of 2000, the Company had not been in compliance with the minimum net worth and net income requirements under the Bank Line of Credit. On February 4, 2002, the bank advised the Company that the outstanding principal balance exceeded the Borrowing Base by $1.1 million and demanded immediate payment of the over-advance. The bank also indicated that the Company's non-bank indebtedness of approximately $4.7 million was incurred in violation of the loan agreement. In addition, the bank increased the interest rate to prime plus 3.5%, decreased the overall facility to $3.5 million and advised the Company that it did not intend to renew the Bank Line of Credit. The Company repaid the entire outstanding balance by July 30, 2002.

In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution (the "Purchaser"), which provides for a $750,000 line of credit under which the Company may sell customer invoices to the Purchaser. The Purchaser advances 80% of the net face amount of qualified invoices and remits the remaining 20%, less its fees, upon collection of the invoice in full. The Company is obligated to repay the Purchaser for invoices not paid within 90 days. The Purchaser's fees are based on a rate of .07% per day. The Agreement is collateralized by substantially all of the assets of the Company's Storage Solutions subsidiary. At December 31, 2002, the uncollected balance of customer invoices sold to the Purchaser amounted to approximately $813,000. Interest expense related to this agreement amounted to $49,000 for the year ended December 31, 2002.

Stonehouse has a revolving bank credit facility (the "Stonehouse Revolver") under which Stonehouse may borrow up to the lesser of $500,000 or specified percentages of eligible accounts receivable, is payable upon demand and bears interest at prime plus 1% (5.25% at December 31, 2002). Borrowings under the Stonehouse Revolver are collateralized by accounts receivable and certain other assets of Stonehouse. At December 31, 2002, the outstanding principal balance under the Stonehouse Revolver was $200,000.

Other Borrowings

The Company's other borrowings consisted of the following (in thousands):

                                                               December 31,
                                                           ----------------
                                                              2002     2001
                                                           -------  -------
Current:

Notes payable to Mr. Levy, interest only at
  8% to 10% per annum, maturing on May 31,
  2003 and June 30, 2003 (a) and (b)                        $3,398   $  650

Notes payable, interest only at 8% per annum, payable
  monthly, maturing on June 6, 2003                            500        -

Note payable, interest at 10% per annum, payable
  March 15, 2003 (c)                                           450      450

Other notes payable                                            336        -
                                                            ------   ------
                                                            $4,684   $1,100
                                                            ======   ======
Long-term:

Halco Note, interest only at 8% per annum, payable
  quarterly, maturing on November 20, 2006 (d)              $3,100   $3,100

Notes payable, interest only at 8% per annum, payable
  monthly, maturing on June 6, 2003                              -      500
                                                            ------   ------
                                                            $3,100   $3,600
                                                            ======   ======

        (a) Included in Notes Payable to Mr. Levy is a 10% convertible subordinated promissory note (the "New Levy Note") in the amount of $650,000, dated June 14, 2002. The New Levy Note replaced three previously issued 10% notes, aggregating $650,000, and is convertible at the Company's option at any time prior to maturity on June 14, 2003 and after the date on which (i) the Company receives notice of delisting from AMEX, and (ii) the New Halco Note (see d) has been converted into shares of the Company's common stock and in each case, only to the extent deemed necessary to maintain the Company's listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company's common stock on the trading day immediately prior to the date of conversion. The New Levy Note is collateralized by substantially all of the assets of the Company's Storage Solutions subsidiary.

        (b) In connection with the Company's outsource contract with Varian, Mr. Levy provided collateral for a bank to issue a $1 million LC for the benefit of Varian, subsequently reduced to $750,000 effective December 30, 2002. The Company has agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of Varian drawing upon the LC. From the date of issuance through February 28, 2003, no amounts had been drawn on the LC. The LC expires on April 15, 2003.

        (c) Bernard Marden, a private investor who beneficially owns in excess of 10% of the Company's common stock ("Mr. Marden") is the holder of the $450,000 note, payable March 15, 2003, as extended. Mr. Marden had the right at any time prior to maturity to convert the note into shares of the Company's common stock based on a fixed conversion price of $.40 per share. In addition, the note was collateralized by substantially all of the assets of the Company's Storage Solutions subsidiary. See Note 21 to Consolidated Financial Statements (Subsequent Events).

        (d) As a condition to the closing of the Stonehouse Acquisition, the Company issued an 8% convertible subordinated promissory note (the "New Halco Note") to Halco in the principal amount of $3.1 million. The New Halco Note replaced the Halco Note dated November 20, 2001, in the principal amount of $3.1 million (see Note 3 to Consolidated Financial Statements). The New Halco Note is convertible at the Company's option at any time prior to maturity on November 20, 2006 and after the date on which the Company receives a notice of delisting from AMEX, in each case, only to the extent deemed necessary to maintain the Company's listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company's common stock on AMEX on the trading day immediately prior to the date of conversion. The New Halco Note is convertible at the holder's option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of the Company's common stock on the trading day immediately prior to the date of conversion.

At December 31, 2000, the Company's aggregate borrowings were $7.3 million including $1.7 million owed to Mr. Levy at 10% per annum. From January 2001 through March 31, 2001, the Company borrowed an additional $4.5 million (including $1.9 million from Mr. Levy), of which $3.8 million (including $1.3 million from Mr. Levy) was convertible into the Company's common stock at $1.00 per share. In connection with certain of this debt, the Company issued warrants to purchase an aggregate of 1,137,500 shares (including 512,500 warrants to Mr.
Levy) of the Company's common stock, principally at $1.20 per share, exercisable at issuance and expiring principally on March 31, 2004. The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $396,000 and were recorded as a discount to the notes.

Effective April 12, 2001, holders of all of the Company's notes payable totaling $11.9 million (including accrued interest) on that date (including $3.6 million due to Mr. Levy) exchanged their notes for Series H and Series I Convertible Preferred Stock (see Note 14 to Consolidated Financial Statements) with a stated value of $11.9 million.

From May 2001 through the closing of the Halco Investment in November 2001, the Company borrowed an additional $6.9 million, including $5 million of short-term borrowings from Halco and $1.5 million from Mr. Levy. Effective on the Closing Date of the Halco Investment, (i) the $5 million of short-term borrowings from Halco was satisfied by the conversion of $3.1 million into the Halco Note and the application of $1.9 million to the amount paid by Halco for the Series K Convertible Preferred Stock and (ii) the Company agreed to satisfy $300,000 of borrowings from Mr. Levy by issuing 750,000 shares of the Company's common stock (see Note 3 to Consolidated Financial Statements). In addition, in December 2001, Mr. Levy assigned $500,000 of his loans to investors in a private transaction in which Mr. Levy purchased Series H Convertible Preferred Stock with a face amount of $1.7 million from those investors.

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

Aggregate accrued interest payable as of December 31, 2002 was $240,000 to Mr. Levy and $145,000 to Mr. Halperin. No interest was paid to Mr. Levy in 2002 and 2001; however, in 2000, Mr. Levy received $134,000 in interest payments. Interest paid to Mr. Halperin was $131,000 in 2002 and $81,000 in 2001.

See Note 21 to Consolidated Financial Statements for a discussion regarding additional indebtedness incurred by the Company subsequent to December 31, 2002.

Maturities

Scheduled and estimated maturities of the Company's borrowings, are as follows (in thousands):

           Years ending December 31,
                   2003                  $4,684
                   2004                       -
                   2005                       -
                   2006                   3,100
                   2007                       -
                                         ------
              Total borrowings            7,784
              Less current portion       (4,684)
                                         ------
              Long-term portion          $3,100
                                         ======


(9)  FAIR VALUE OF OPTION GRANTED TO CUSTOMER

Effective March 1, 2002, the Company entered into a Reseller Agreement with a wholly-owned subsidiary of PEWC. The Agreement grants the subsidiary of PEWC the right to market and sell the Company's products for a period of two (2) years in Mainland China and Taiwan on an exclusive basis, and in the United States and Europe on a non-exclusive basis. The exclusivity right is conditioned, among other items, upon minimum purchases by PEWC of $5 million through February 28, 2003 and $10 million during the subsequent year. During the year ended February 28, 2003, PEWC did not achieve the minimum purchase requirement.

In connection with its efforts to develop further strategic business relationships with PEWC, effective March 1, 2002, the Company granted a subsidiary of PEWC an option to purchase up to thirty (30) million newly issued shares of the Company's common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $600,000 as of the date of grant based on the Black-Scholes option-pricing model and other provisions of SFAS No. 123, Accounting for Stock Based Compensation, and related EITF guidance. This amount was recorded as an expense in the accompanying Statement of Operations for the year ended December 31, 2002. The option expired unexercised on November 30, 2002.


(10)  GAIN ON SALE OF ASSETS OF SUBSIDIARY

On January 10, 2000, the Company sold substantially all of the assets of Borg Adaptive Technologies ("Borg"), a wholly-owned subsidiary of the Company, to a wholly-owned subsidiary of QLogic Corporation, for $7.5 million cash (the "Borg Sale"). The net book value of assets sold totaled $620,000 and included all of the intellectual property rights relating to the Company's Adaptive RAID technology, including software, patents and trademarks, and certain tangible assets, including test and office equipment and tenant improvements. In connection with the Borg Sale, the Company recorded transaction costs of $487,000 and a gain of $5.6 million, which is net of compensation expense of $818,000 resulting from modifications to certain stock options and warrants.

(11)  OTHER INCOME, NET

Other income, net of other expenses consisted of the following (in thousands):


                                                    2002        2001       2000
                                                  --------    --------   -------
Reduction in carrying value of liabilities
  to reflect the net amount due                    $  940      $  628      $   -
Negotiated discounts with vendors                     445       1,231          -
Loss on extinguishment of debt                          -        (362)         -
Write-off of assets related to abandoned
  facilities                                          (64)       (226)         -
Investment income                                       -           -         44
Other(expenses)income, net                            (44)          -         40
                                                   ------      ------      -----
                                                   $1,277      $1,271      $  84
                                                   ======      ======      =====


(12)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Prior to the Acquisition in June 2002, the Company operated predominantly in one business segment, Storage Solutions. Customers of the Storage Solutions segment include end users, OEMs, SIs and VARs (Value Added Resellers).

Following the Acquisition, the Company began operating under a second business segment, Telecommunication Solutions. Stonehouse offers telemanagement solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. During the year ended December 31, 2002, sales to two customers accounted for 42% and 13% of the Company's Storage Solutions sales and sales to one customer accounted for 29% of Telecommunication Solutions sales. During the year ended December 31, 2001, sales to one customer accounted for 12% of the Company's Storage Solutions sales. During 2000, no single customer accounted for greater than 10% of the Company sales.

During 2002, Storage Solutions sales to geographic areas other than the United States aggregated 19% of the Company's Storage Solutions sales, principally in the Pacific Rim. Sales to geographic areas other than the United States were not significant prior to 2002.

Presented below for the year ended December 31, 2002 is selected financial information for the two segments in which the Company now operates (in thousands). The Storage Solutions segment includes all corporate revenues and expenses except those specifically attributable to the Telecommunication Solutions segment. Since the Acquisition occurred in June 2002, segment information is not applicable for the 2001 or 2000 periods.

                                               Storage      Telecommunication
                                              Solutions         Solutions (a)
                                              --------      ------------------
Total assets                                   $4,080             $10,102
Revenues                                       $7,917             $ 2,873
Gross margin                                   $1,382             $ 1,516
Net loss applicable to common stock           ($7,878)           ($   106)

(a) Includes results of operations for Stonehouse for the seven months since the Acquisition in June 2002.

(13)   COMMITMENTS AND CONTINGENCIES

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

In February 2002, W. David Sykes, our former Executive Vice President of Marketing and Sales, filed a complaint in the Circuit Court of Palm Beach County, Florida, against a subsidiary of the Company in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with the Company. The Company believes it acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due. The Company believes that it has good defenses to the claim and that it will not incur any material liability.

Certain software sublicensed to, and market by, Stonehouse (the "Software") is collateral under a $12 million sale/leaseback agreement between PUSA and a financial institution, consummated prior to the Stonehouse Acquisition. The obligations of PUSA under the sale/leaseback agreement, including the obligation to pay $381,000 per month for three years through March 2004, are supported by a surety bond. In connection with the Stonehouse Acquisition (see Note 2 to Consolidated Financial Statements), Stonehouse was granted an irrevocable perpetual license to, among other items, sub-license the Software to third parties and install, use, modify, copy or enhance the Software or prepare derivative works from the Software, for Stonehouse's own benefit or the benefit of any third party. At the expiration of the sale/leaseback, PUSA is required to purchase the Software for $1 and has agreed to complete that purchase and immediately transfer all rights and title to Stonehouse. PUSA also indemnified Stonehouse for certain other potential obligations and breaches of certain representations and warranties (the "Indemnifications"). In December 2002, PUSA filed Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas. In the opinion of management, PUSA's potential inability to satisfy its obligations in connection with the Software and the Indemnifications will not result in the Company incurring any material liability.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business. In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business, operations or cash flows.


(14)  PREFERRED STOCK
Series D

The Series D Convertible Preferred Stock accrued dividends in 1999, 2000 and 2001 at 8% per annum, payable quarterly, and was convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share. On February 1, 2000, 700 shares of the Series D Preferred Stock with a stated value of $700,000 was converted into 700,000 shares of the Company's common stock. Pursuant to an automatic conversion feature, effective October 28, 2001, the remaining 2,000 shares with a stated value of $2 million was converted into 2 million shares of the Company's common stock.

Series E

In June 1999, the Company issued 3,500 shares of Series E Convertible Preferred Stock for $3.5 million in cash, of which $1.5 million was in satisfaction of borrowings from Mr. Levy. The Series E Preferred Stock, with a stated value of $3.5 million as of December 31, 2000, accrued quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter. The Series E Preferred Stock was convertible into shares of the Company's common stock based on a fixed conversion price of $3.00 per share. In connection with the Halco Investment, on January 11, 2002, all of the Series E Preferred Stock was converted into shares of the Company's common stock (see
Note 3 to Consolidated Financial Statements).

Series F

As part of the acquisition of Andataco in June 1999, the Company issued 4,654 shares of Series F Convertible Preferred Stock, with a stated value of $4.7 million, which accrued quarterly dividends at the following annual rates: 8% during the first year, 9% during the second year and 10% thereafter. The Series F Preferred Stock was convertible into the Company's common stock based on a fixed conversion price of $3.00 per share. During 2001, 2000 and 1999, 722, 3,332 and 600 shares, respectively, representing all of the Series F Preferred Stock, were converted into 240,533, 1,110,800 and 200,000 shares, respectively, of the Company's common stock.

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

Series L

In connection with the Stonehouse Acquisition on June 7, 2002, the Company issued 1,000 shares of Series L Convertible Preferred Stock with a stated value of $1,000,000. The Series L Preferred Stock was not entitled to dividends and was convertible into 4,527,027 shares of the Company's common stock, subject to shareholder approval. Shareholder approval was received effective October 8, 2002 and the Series L Preferred Stock was converted into 4,527,027 shares of the Company's common stock.

(15) STOCK OPTIONS AND WARRANTS

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted to employees under its stock option plans. Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market values on the date of grant over the exercise price.

Under the Company's 1996 Stock Option Plan (the "1996 Plan"), stock options to purchase up to seven million shares of the Company's common stock were available to be granted to officers, directors, key employees and non-employees. Options granted under the 1996 Plan have a maximum term of ten years and generally vest over three years annually on an equal basis.

Effective January 10, 2002, the Company's shareholders approved the Company's 2001 Stock Option Plan (the "2001 Plan"), under which stock options to purchase up to five million shares of the Company's common stock may be issued for a maximum term of ten years. On October 8, 2002, the Company's shareholders approved an amendment to the 2002 Plan to increase the number of authorized shares from 5 million to 7.5 million. In connection with the 2001 Plan, the Company ceased granting options under the 1996 Plan and all shares reserved for issuance under the 1996 Plan that had not yet been issued were cancelled. The terms of options previously granted under the 1996 Plan continue to be governed by the 1996 Plan and the option agreements currently in effect for those options.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected lives of five years; volatility ranging from 87% to 95% for 2002, 90% to 111% for 2001, and 96% to 107% for 2000; and risk-free interest rates ranging from 2.7% to 4.5% for 2002, 3.1% to 3.8% for 2001, and 4.9% to 5.1% for 2000.

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):
                                Years Ended December 31,
                            ------------------------------
                              2002       2001       2000
                            --------   --------   --------
   Net loss available
    to common stock:
     As reported            ($ 7,984)  ($18,518)  ($22,606)
     Pro forma              ($ 8,438)  ($19,414)  ($24,112)
   Basic and diluted net
    loss per common share:
     As reported               ($.07)     ($.41)     ($.69)
     Pro forma                 ($.07)     ($.43)     ($.73)


Changes in options outstanding are summarized as follows:

                                              Weighted-       Weighted-
                                               Average         Average
                                              Exercise      Fair Value Per
                                 Shares         Price     Share of Options
                             (in thousands)   Per Share        Granted
                             --------------  ----------  ----------------

Balance, December 31, 1999       4,623          $2.00
  Granted - equal to
    market value                 1,657           2.78            $2.08
  Granted - exceeded
    market value                   724           2.10            $1.36
  Forfeited                     (2,051)          1.91
  Exercised                       (404)          1.28
                                -------         -----
Balance, December 31, 2000       4,549           2.40

  Granted - exceeded
    market value                   200           1.10            $ .59
  Granted - equal to
    market value                   533            .69            $ .50
  Forfeited                     (2,411)          2.64
                                -------         -----
Balance, December 31, 2001       2,871           2.45

  Granted - exceeded
    market value                 5,719            .31            $ .16
  Granted - equal to
    market value                   230            .26            $ .19
  Forfeited                     (1,106)          1.83
                                -------         -----
Balance, December 31, 2002       7,714 (a)      $ .68
                                =======         =====

----------
(a) Includes 1,825,000 shares under the 1996 Plan and 5,889,000 under the 2001 Plan

At  December  31,  2002,  2001 and 2000,  1,661,060,  1,906,915  and  1,371,000,
respectively, of the outstanding options were exercisable with a weighted-average exercise price of $1.83, $1.89 and $2.29, respectively, per share. The number of shares available to grant under the 2001 Plan was 1,611,000 as of December 31, 2002.

The following table summarizes information about fixed stock options at December 31, 2002:

                                                                     Weighted
                              Weighted                               Average
                  Number       Average     Weighted    Number        Exercise
               Outstanding    Remaining    Average   Exercisable     Price of
 Exercise      at Dec. 31,   Contractual   Exercise  at Dec. 31,    Exercisable
  Prices          2002           Life        Price       2002         Options
             (in thousands)                         (in thousands)
-----------   -----------   -----------   --------  -----------     ---------
$ .24-$1.00      6,399       9.50 years     $0.33         476          $0.55
$1.06-$2.00        548       7.58 years     $1.54         469          $1.48
$2.06-$2.69        402       4.81 years     $2.19         402          $2.19
$3.00-$3.00         20       6.34 years     $3.00          20          $3.00
$3.06-$4.94        345       5.29 years     $3.80         294          $3.87
                ------       ----------     -----      ------          -----
$ .24-$4.94      7,714       8.93 years     $0.68       1,661          $1.83
                ======       ==========     =====      ======          =====

At December 31, 2002, the Company had outstanding warrants under which 1,982,500 shares of common stock could be acquired. Information relating to these warrants is summarized as follows:
                               Number of                 Warrant Price
                                 Shares            -------------------------
                             (in thousands)          Per Share      Total
                              -----------          ------------  -----------

Balance, December 31, 1999        1,950            $1.25-$3.30   $ 4,380,000


Warrants issued                     920            $1.50-$3.60     1,942,000
Warrants exercised                 (230)           $2.10-$3.00      (663,000)
Warrants expired                    (65)              $2.35         (153,000)
                               ----------          ------------  -----------
Balance, December 31, 2000        2,575            $1.25-$3.60     5,506,000

Warrants issued                   1,562            $ .45-$1.20     1,455,000
Warrants expired                   (333)              $1.25         (417,000)
Warrants canceled                  (500)              $1.50         (750,000)
                               ----------          -----------   -----------
Balance, December 31, 2001        3,304            $ .45-$3.60     5,794,000

Warrants expired                 (1,322)           $1.37-$3.30    (3,147,000)
                               ----------          -----------   -----------
Balance, December 31, 2002        1,982            $ .45-$3.60   $ 2,647,000
                               ==========          ===========   ===========

                            Number of
                          Shares Subject
        Expiration         to Warrants        Exercise
           Date           (in thousands)        Price
        ----------        --------------      --------
      May 2003                  220              $3.60
      December 2003             200              $2.00
      March 2004                937              $1.20
      June 2004                 625          $.45-$.75
                             --------
                              1,982
                             ========

At December 31, 2002, the Company had reserved common stock for the following purposes (in thousands):

 1996 Plan:
  Options outstanding                        1,825
  Options available to grant                     -
                                          -----------
   Total under 1996 Plan                     1,825
                                          -----------
 2001 Plan:
  Options outstanding                        5,889
  Options available to grant                 1,611
                                          -----------
   Total under 2001 Plan                     7,500
                                          -----------
   Total shares reserved under options       9,325
                                          -----------
 Warrants outstanding                        1,982
                                          -----------
   Total shares reserved under options
   and warrant reserved                     11,307
                                          ===========


(16)  RELATED PARTY TRANSACTIONS

     H. Irwin Levy

See Notes 6, 8 and 14 to Consolidated Financial Statements for a discussion of transactions involving Mr. Levy.

In addition, commencing in October 1999, the Company has been charged $5,000 per month, plus reimbursement of out-of-pocket expenses, by Hilcoast Advisory Services, Inc. ("Advisor") for certain financial consulting and administrative services provided to the Company. Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, and Jack Jaiven, the Company's Vice President and Treasurer, is an officer of Advisor. Management believes that the terms of this agreement were no less favorable to the Company than those that would be received from other sources.

     Maurice Halperin

See Notes 3, 6, 8 and 14 to Consolidated Financial Statements for a discussion of transactions involving Mr. Halperin.

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

In connection with Mr. Hemmerich's 2000 bonus, on January 17, 2001, the Company issued a $125,000, 10% note to Mr. Hemmerich, payable on June 30, 2001. Effective April 12, 2001, Mr. Hemmerich exchanged this note, including the accrued interest, for Series I Convertible Preferred Stock with a stated value of $128,000, convertible into shares of the Company's common stock based on a fixed conversion price of $.72 per share. Effective with the Halco Investment in November 2001, the Series I Convertible Preferred Stock held by Mr. Hemmerich and all accrued dividends thereon were converted to 305,585 shares of common stock, including 106,594 Inducement Shares and 21,338 Dividend Shares (see Notes 3 and 14 to Consolidated Financial Statements).

Mr. Hemmerich served as a director of the Company until March 2002.


(17)  LEASES

The Company leases its operating facilities under operating leases, which expire at various dates through May 2006. At December 31, 2002, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

               2003          $242
               2004           243
               2005           198
               2006            19
                             ----
                             $702
                             ====

Rent expense was  $527,000,  $831,000 and $871,000  during 2002,  2001 and 2000, respectively.


(18)  401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the "401(k) Plan") covers substantially all employees meeting certain minimum age and service requirements. Company contributions to the plan are determined by the Board of Directors. The Company has made no contributions to the 401(k) Plan as of December 31, 2002.


(19)  FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company recorded a write-down of $2.5 million resulting from a valuation of certain inventory, which included obsolete inventory and components associated with products, which the Company has phased out. Management was unable to reasonably estimate the effect, if any, of these adjustments on prior quarters in 2001.

During the fourth quarter of 2000, the Company recorded an impairment adjustment to unamortized goodwill of $12 million (see Note 1 to Consolidated Financial Statements). The Company also recorded a write-down of $1.4 million resulting from a valuation of certain inventory, which included obsolete inventory and components associated with products, which the Company had phased out.
Management was unable to reasonably estimate the effect, if any, of these adjustments on prior quarters in 2000.

(20)  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly operations for the years ended December 31, 2002 and 2001 (in thousands).

2002                               Mar. 31     Jun. 30     Sept. 30      Dec. 31
----                             ----------  ---------    ----------   ---------

Sales                               $1,559      $2,451      $3,494      $3,286
Gross profit (loss)                   (116)        100       1,410       1,504

Loss from operations                (2,626)     (2,015)     (1,295)       (973)
Net loss                            (4,802)     (1,806)       (600)       (776)
Net loss available
  to common stock                   (4,802)     (1,806)       (600)       (776)
Net loss per common share:
  Basic and diluted                  ($.04)      ($.01)      ($.00)      ($.01)

2001 (a)

Sales                               $6,218      $3,953      $4,016      $3,699
Gross profit (loss)                  1,713         903       1,399      (1,966)

Loss from operations                (3,157)     (3,165)     (2,171)     (5,013)
Net loss                            (3,445)     (3,880)     (1,179)     (5,454)
Net loss available
  to common stock                   (3,630)     (4,324)     (1,665)     (8,899)
Net loss per common share:
  Basic and diluted                  ($.10)      ($.12)      ($.05)      ($.12)
----------
(a) See Note 19 regarding Fourth Quarter Adjustments.


(21)  SUBSEQUENT EVENTS

Subsequent to December 31, 2002 and through March 14, 2003, the Company received $1,582,000 in borrowings under promissory notes, consisting of $882,000 from Mr. Levy and $700,000 from Mr. Marden. Included in these borrowings is $900,000 under convertible promissory notes ($200,000 from Mr. Levy and $700,000 from Mr. Marden) under which the outstanding principal and any accrued but unpaid interest is convertible into shares of the Company's common stock at a conversion price of $.29 per share based on the closing market price of the Company's common stock on the date of the notes.

In connection with borrowings from Mr. Marden, the Company issued warrants to purchase 125,000 shares of the Company's common stock at $.25 per share, exercisable immediately and expiring December 31, 2005. The Company expects to value the warrants under the Black-Scholes option-pricing model, to record the fair value as a discount to the note and to recognize any potentially related beneficial conversion features.

Effective March 14, 2003, the Company received a commitment from three private investors to loan the Company an aggregate of $1.5 million under convertible promissory notes (the "New Convertible Notes") including $1 million from Mr. Marden. The New Convertible Notes as well as the $1.2 million of outstanding principal and accrued interest under Mr. Marden's existing notes (including the $700,000 discussed above) will (i) bear interest at 8% per annum, payable quarterly, (ii) mature April 1, 2004, (iii) be convertible into newly issued shares of the Company's common stock at $.30 per share, and (iv) be collateralized principally by nStor's ownership interest in Stonehouse and nStor's intellectual property and other intangible assets.

In February 2003, Stonehouse hired a new executive officer under an employment arrangement whereby Stonehouse may issue options to this officer to acquire a minority equity interest in Stonehouse.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
  nStor Technologies, Inc.



The audit referred to in our report dated February 28, 2003 relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included the audits of the consolidated financial statement schedules listed in the accompanying index. The consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion, such consolidated financial statement schedules present fairly, in all material respects, the information set forth therein.

The aforementioned consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant recurring losses, negative working capital and serious liquidity concerns. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the aforementioned consolidated financial statements. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of nStor Technologies, Inc. and subsidiaries as of December 31, 2000 were audited by other auditors whose report dated February 9, 2001 on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.


                                                 /s/ Swenson Advisors, LLP
                                                     Swenson Advisors, LLP



San Diego, California
March 14, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
  nStor Technologies, Inc.



The audits referred to in our report dated February 9, 2001 relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included the audit of the year 2000 consolidated financial statement schedule listed in the accompanying index. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based upon our audit.

In our opinion, such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

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


                                                    /s/ BDO SEIDMAN, LLP
                                                        BDO SEIDMAN, LLP



Costa Mesa, California
February 9, 2001
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                  Fiscal Years Ended December 31, 2002 and 2001

The following represents the condensed unconsolidated balance sheet for nStor Technologies, Inc. as of December 31, 2002 and 2001, and the condensed unconsolidated statements of operations and cash flows for the years ended December 31, 2002 and 2001.

                     CONDENSED UNCONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                December 31,
ASSETS                                                      2002          2001
------                                                    -------       -------
Current assets:
  Cash and cash equivalents                               $     3       $   399
  Marketable securities                                         -         4,255
                                                          -------       -------
Total current assets                                            3         4,654

Investments in and receivables from
  subsidiaries                                              8,772           384
                                                          -------       -------
                                                          $ 8,775       $ 5,038
                                                          =======       =======


LIABILITIES
-----------
Current liabilities:
   Borrowings                                             $ 3,584       $     -
   Accounts payable and other                                 471           951
                                                          -------       -------
Total current liabilities                                   4,055           951
Long-term debt                                              3,100         3,600
                                                          -------       -------
        Total liabilities                                   7,155         4,551
                                                          -------       -------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock, $.01 par; 1,000,000 shares
 authorized; 0 shares assumed issued
 and outstanding at December 31, 2002 and 2001
Common stock, $.05 par; 230,000,000 shares
 authorized; 142,076,947 and 114,603,144 shares
 assumed issued and outstanding at December 31,
 2002 and December 31, 2001, respectively                   7,103         5,729
Additional paid-in capital                                101,847        94,104
Deficit                                                  (107,330)      (99,346)
                                                          -------       -------
         Total shareholders' equity                         1,620           487
                                                          -------       -------
                                                          $ 8,775       $ 5,038
                                                          =======       =======
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                              Years Ended
                                                              December 31,
                                                          2002           2001
                                                       ---------      ---------
Loss from investment in subsidiaries                   ($ 6,336)      ($11,929)
Realized and unrealized losses on
  marketable securities, net                             (1,123)          (811)
Fair value of option granted to customer                   (600)             -
Other income (losses), net                                  580           (362)
Interest expense                                           (407)          (642)
Selling, general and administrative expense                 (98)          (214)
                                                       ---------      ---------

Loss before preferred dividends and induced
  conversion                                             (7,984)       (13,958)

Preferred stock dividends                                     -         (1,560)

Induced conversion of convertible
  preferred stock                                             -         (3,000)
                                                       ---------      ---------
Loss available to common stock                         ($ 7,984)      ($18,518)
                                                       =========      =========
                            nSTOR TECHNOLOGIES, INC.
            Schedule I--Condensed Financial Information of Registrant
                CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended
                                                               December 31,
                                                             2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:                     ---------    ---------

  Net loss                                                ($ 7,984)    ($13,958)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Proceeds from sales of marketable securities           3,132        1,047
      Realized and unrealized losses on
       marketable securities                                 1,123          811
      Fair value option granted to customer                    600            -
      Other (income) losses, net                              (578)         362
      Amortization of deferred loan costs                        -          190
      Amortization of deferred compensation costs                -           90
      Changes in assets and liabilities, net of
       effects from acquisition:
        (Increase) decrease in receivables from
          subsidiaries                                         (10)         307
        Increase in accounts payable and other
          liabilities                                          237          231
                                                          ---------    ---------
Net cash used by operating activities                       (3,480)     (10,920)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                   3,084       10,149
  Issuance of convertible preferred stock,
   net of costs                                                  -        1,221
  Cash paid for preferred stock dividends                        -          (59)
                                                          ---------    ---------
Net cash provided by financing activities                    3,084       11,311
                                                          ---------    ---------
Net (decrease) increase in cash and cash equivalents
  during the year                                             (396)         391
Cash and cash equivalents at beginning of year                 399            8
                                                          ---------    ---------
Cash and cash equivalents at end of year                   $     3     $    399
                                                          =========    =========
                            nSTOR TECHNOLOGIES, INC.
                 Schedule II-- Valuation and Qualifying Accounts
               Fiscal Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)



                                                 Additions
                          Balance                Resulting               Balance
                             at      Additions     from                     at
                         Beginning    Charged     Merger/                 End of
                          of Year    to Income     Other    Deductions*    Year
                         ---------   ---------   ---------  ----------   -------

Allowance for Doubtful
 Accounts Receivable:
  2002                     $  209     $  210      $  100      $   62      $  457
  2001                        402      1,069         200      (1,462)        209
  2000                      1,604        912           -      (2,114)        402


Allowance for Inventory
 Obsolescence:
  2002                     $4,345     $ (239)     $          ($3,525)     $  581
  2001                      4,902      2,500      $   -       (3,057)      4,345
  2000                      3,419      3,988          -       (2,505)      4,902



---------
* Deductions represent amounts written off against the allowance, net of recoveries

Item 9.   Disagreement on Accounting and Financial Disclosure

Not Applicable


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the captions "Election of Directors" and "Management" in our definitive Proxy Statement (the "Proxy Statement") to be filed with respect to our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.


Item 11.  Executive Compensation

For information concerning this item, see the text and tables under the caption "Executive Compensation", "Report on Compensation" and the graph under the caption "Performance Graph" in the Proxy Statement, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

For information concerning this item, see the tables and text under the captions "Security Ownership", "Management" and Equity Compensation Plan Information in the Proxy Statement, which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

For information concerning this item, see the text under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.


Item 14.  Disclosure Controls

(a) Within 90 days prior to filing this report on Form 10-K (the "Evaluation Date"), our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

(a)  (1)       Financial  Statements - See index to  Consolidated  Financial
               Statements at page 31 of this Form 10-K.

     (2) Financial Statement Schedule I - Condensed Financial Information of Registrant - See pages 70-72 of this Form 10K.

     (3)       Financial Statement Schedule II-Valuation and Qualifying Accounts
               - See page 73 of this Form 10-K.

     (4)       Exhibits  - See Exhibit Index at pages 75-79 of this Form 10-K.

     (5)       Certifications - See pages 81-82 of this Form 10-K.

(b) No reports were filed by the Registrant during the fourth quarter of 2002.



                                  EXHIBIT INDEX
Exhibit
Number                             Description


2.1. Stock Purchase Agreement dated June 7, 2002 by and among the Registrant, Pacific USA Holdings Corp., Pacific Technology Group, Inc. and Stonehouse Technologies, Inc. (4)

3.1 Certificate of Amendment to the Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002 (2)

3.2 Certificate Eliminating Reference to Series of Shares of Stock from the Restated Certificate of Incorporation of Registrant filed October 9, 2002 (2)

3.3 Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002 (2)

3.4 Restated Bylaws of Registrant (14)

4.1 8% Convertible Promissory Note for $700,000, dated February 19, 2003, between Registrant and Bernard Marden (1)

4.2 8% Convertible Promissory Note for $200,000, dated February 19, 2003, between Registrant and H. Irwin Levy (1)

4.3 Form of Warrant to purchase common stock issued to Bernard Marden on January 6, 2003, January 29, 2003 and March 6, 2003 as to 40,000 shares, 60,000 shares and 25,000 shares, respectively (1)

4.4 Certificate of Designation of Series L Convertible Preferred Stock (4)

4.5 Stockholders' Agreement dated June 7, 2002 by and among the Registrant, H. Irwin Levy, Hilcoast Development Corp., MLL Corp., Maurice A. Halperin, Halco Investments, L.C. and Pacific Technology Group, Inc. (4)

4.6 Registration Rights Agreement dated June 7, 2002 between Registrant and Pacific Technology Group, Inc. (4)

4.7 8% Convertible Subordinated Promissory Note for $3,100,000, dated June 7, 2002, between Registrant and Halco Investments, L.C. (4)

4.8 Option Agreement to purchase up to thirty million shares of common stock granted to Pacific Technology Services, Inc., dated March 1, 2002 (8)

4.9 Certificate of Designation of Series K Convertible Preferred Stock (9)

4.10 Registration Rights Agreement dated November 20, 2001 issued to Halco Investments L.C. (9)

4.11 Warrant to purchase common stock issued to H. Irwin Levy, dated May 16, 2001 (11)

4.12 Warrant to purchase common stock issued to H. Irwin Levy, dated May 21, 2001 (11)

4.13 Warrant to purchase common stock issued to H. Irwin Levy, dated May 30, 2001 (11)

4.14 Warrant to purchase common stock issued to H. Irwin Levy, dated June 5, 2001 (11)

4.15 Warrant to purchase common stock issued to The Charlotte Marden 1993 Trust, dated June 7, 2001 (11)

4.16 Form of Warrant, between Registrant and certain private investors (12)

4.17 Form of Subscription Agreement, between Registrant and certain private investors (12)

4.18 Form of Registration Rights Agreement, between Registrant and certain private investors (12)

4.19 Warrant to purchase 200,000 shares of common stock issued to H. Irwin Levy, dated December 29, 2000 (12)

4.20 Certificate of Designation of Series G Preferred Stock (12)

4.21 Warrant to purchase common stock issued to  Wishmasters,  dated May 9, 2000
(13)

4.22 Warrant to purchase common stock issued to Ladenburg Thalmann, dated May 9, 2000 (13)

4.23 Restated Certificate of Incorporation of Registrant - see Exhibit 3.3

4.24 By-Laws of Registrant, as amended - see Exhibit 3.4

10.1 Amended and Restated Stock Pledge Agreement between Registrant and H. Irwin Levy and Bernard Marden in connection with 8% Convertible Promissory Notes, dated February 19, 2003 (1)

10.2 10% Promissory Note for $500,000, dated January 6, 2003, between Registrant and Bernard Marden (1)

10.3 Promissory Note for $560,000, dated December 30, 2002 between Registrant and Cenvill Recreation, Inc. (1)

10.4 Promissory Note for $100,000 between Registrant and Hilcoast Development Corp., dated December 12, 2002 (1)

10.5 Letter Agreement, dated December 15, 2002, extending the maturity date to March 15, 2003 of a $450,000 note between Registrant and The Charlotte Marden 1993 Trust (1)

10.6 Letter Agreement, dated December 31, 2002, extending the maturity date to June 30, 2003 for certain notes between Registrant and Hilcoast Development Corp. (1)

10.7 Working Capital Assurance Agreement dated June 7, 2002, by and between Registrant and Hilcoast Development Corp. (4)

10.8 Employment Agreement dated June 7, 2002, between John E. Gates and Stonehouse (4)

10.9 Form of Agreement between Registrant and Hilcoast Development Corp. regarding the purchase and option of certain shares of stock (7)

10.10 Promissory Note for $500,000, between Registrant and Hilcoast Development Corp. dated July 31, 2002 (1)

10.11 Promissory Note for $750,000 between Registrant and Hilcoast Development Corp., dated June 14, 2002 (3)

10.12 Promissory Note for $500,000 between Registrant and Hilcoast Development Corp., dated May 18, 2002 (3)

10.13 Convertible Promissory Note for $650,000 between Registrant and H. Irwin Levy, dated June 14, 2002 (3)

10.14 Promissory Note dated April 30, 2002 for $750,000 between Registrant and Hilcoast Development Corp. (5)

10.15 Letter Agreement, dated March 25, 2002, extending the maturity date to December 15, 2002, of certain notes, which are between nStor Corporation, Inc. and H. Irwin Levy (8)

10.16 Letter Agreement, dated March 25, 2002, extending the maturity date to December 15, 2002, of a note that is between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (8)

10.17 Promissory Note for $3,100,000, dated November 20, 2001 issued to Halco Investments L.C. (9)

10.18 Preferred Stock Purchase Agreement, dated November 20, 2001, between Registrant, Maurice A. Halperin and Halco Investments, L.C. (9)

10.19 10% Subordinated Promissory Note for $150,000, dated August 7, 2001, between nStor Corporation, Inc. and H. Irwin Levy (10)

10.20 10% Subordinated Promissory Note for $200,000, dated September 25, 2001, between nStor Corporation, Inc. and H. Irwin Levy (10)

10.21 8% Promissory Note for $2,100,000, dated August 14, 2001, between Registrant and Halco Investments, L.C. (10)

10.22 8% Revolving Credit Note for $1,000,000, dated August 14, 2001, between Registrant and Halco Investments, L.C. (10)

10.23 8% Promissory Note for $1,275,000, dated September 10, 2001, between Registrant and Halco Investments, L.C. (10)

10.24 8% Promissory Note for $332,442, dated October 29, 2001, between Registrant and Halco Investments, L.C. (10)

10.25 Letter Agreement, dated August 31, 2001, extending the maturity date to December 31, 2001, of certain notes, which are between nStor Corporation, Inc. and H. Irwin Levy (10)

10.26 Letter Agreement, dated August 31, 2001, extending the maturity date to December 31, 2001, of a note that is between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (10)

10.27 Subordinated Promissory Note for $100,000, dated May 16, 2001, between nStor Corporation, Inc. and H. Irwin Levy (11)

10.28 Subordinated Promissory Note for $250,000, dated May 21, 2001, between nStor Corporation, Inc. and H. Irwin Levy (11)

10.29 Subordinated Promissory Note for $375,000, dated May 30, 2001, between nStor Corporation, Inc. and H. Irwin Levy (11)

10.30 Subordinated Promissory Note for $75,000, dated June 5, 2001, between nStor Corporation, Inc. and H. Irwin Levy (11)

10.31 Subordinated Promissory Note for $450,000, dated June 7, 2001, between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (11)

10.32 Subordinated Promissory Note for $300,000, dated July 12, 2001, between nStor Corporation, Inc. and H. Irwin Levy (11)

10.33 Letter Agreement, dated June 29, 2001, extending the maturity date to August 31, 2001, of certain notes, which are between nStor Corporation, Inc. and
H. Irwin Levy (11)

10.34 Letter Agreement, dated June 29, 2001, extending the maturity date to August 31, 2001, of a note, that is between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (11)

10.35 Form of 8% Convertible Subordinated Promissory Note, between Registrant and certain private investors (12)

10.36 Promissory Note for $600,000, dated January 16, 2001, between Registrant and H. Irwin Levy (12)

10.37 Promissory Note for $125,000, dated January 17, 2001, between Registrant and Larry Hemmerich (12)

10.38 2001 Stock Option Plan (6)

10.39 1996 Stock Option Plan, dated October 5, 1996 (14)

10.40 Amendment to Registrant's 1996 Stock Option Plan (15)

11 Statement Regarding Computation of Per Share Earnings for the Year Ended December 31, 2002 (1)

21 Subsidiaries of Registrant (1)

23.1 Consent of Independent Accountants dated March 28, 2003, signed by Swenson Advisors, LLP (1)

23.2 Consent of Independent Certified Public Accountants dated March 24, 2003, signed by BDO Seidman, LLP (1)

99.1  Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, H. Irwin Levy (furnished herewith)

99.2  Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber (furnished herewith)

--------------
1) Filed herewith.

2) Incorporated by reference to Exhibits previously filed with Registrant's Form 10-Q for the quarter ended September 30, 2002, filed November 13, 2002.

3) Incorporated by reference to Exhibits previously filed with Registrant's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.

4) Incorporated by reference to Exhibits previously filed with Registrant's Form 8-K, filed June 21, 2002.

5) Incorporated by reference to Exhibits previously filed with Registrant's Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.

6) Incorporated by reference to Exhibits previously filed with Registrant's S-8 Registration Statement, filed April 26, 2002.

7) Incorporated by reference to Exhibits previously filed with Registrant's Form 8-K, filed April 12, 2002.

8) Incorporated by reference to Exhibits previously filed with Registrant's Form 10-K for the year ended December 31, 2001, filed April 8, 2002.

9) Incorporated by reference to Exhibits previously filed with Registrant's Form 8-K dated November 20, 2001 and filed November 28,2001.

10)Incorporated by reference to Exhibits previously filed with Registrant's Form 10-Q for the quarter ended September 30, 2001, filed November 9, 2001.

11)Incorporated by reference to Exhibits previously filed with Registrant's Form 10-Q for the quarter ended June 30, 2001, filed August 17, 2001.

12)Incorporated by reference to Exhibits previously filed with Registrant's Form 10-K for year ended December 31, 2000, filed April 17, 2001.

13)Incorporated by reference to Exhibits previously filed with Registrant's Form S-3 Registration Statement, filed June 7, 2000.

14)Incorporated by reference to Exhibits previously filed with Registrant's Form 10-K for the year ended October 31, 1996, filed January 28, 1997.

15)Incorporated by reference to Exhibits previously filed with Registrant's Form S-8 dated January 6, 2000, filed January 10, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             nSTOR TECHNOLOGIES, INC.

                              /s/ Thomas L. Gruber
March 21, 2003           By:_______________________________________
                             Acting President, Chief Operating
                             and Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


________, 2003        _____________________________________________
                      Maurice A. Halperin, Chairman of the Board


                           /s/ H. Irwin Levy
March 21, 2003        _____________________________________________
                      H. Irwin Levy, Vice Chairman of the Board and
                             Chief Executive Officer


                           /s/ Stanley Brenner
March 25, 2003        _____________________________________________
                      Stanley Brenner, Director


                           /s/ Roger H. Felberbaum
March 24, 2003        _____________________________________________
                      Roger H. Felberbaum, Director


                           /s/ Bernard R. Green
March 21, 2003        _____________________________________________
                      Bernard Green, Director


                           /s/ Jack Jaiven
March 21, 2003        _____________________________________________
                      Jack Jaiven, Vice President and Treasurer


                           /s/ Michael L. Wise
March 24, 2003        _____________________________________________
                      Michael L. Wise, Director

                                 CERTIFICATIONS

I, H. Irwin Levy, certify that:

1.         I  have   reviewed   this  annual   report  on  Form  10-K  of  nStor
           Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003
                                   /s/ H. Irwin Levy
                                  ------------------------
                                  H. Irwin Levy
                                  Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas L. Gruber, certify that:

1.         I  have   reviewed   this  annual   report  on  Form  10-K  of  nStor
           Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
                                 /s/ Thomas L. Gruber
                                -----------------------
                                Thomas L. Gruber
                                Chief Financial Officer