Form 10-K/A
period 2002-12-31
NSTOR TECHNOLOGIES INC
filed 2003-04-29
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                   FORM 10-K/A

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

___ TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF  THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                          Commission File Number: 08354


                            nStor Technologies, Inc.
             (exact name of registrant as specified in its charter)

                               Delaware 95-2094565
                (State of Incorporation) (I.R.S. Employer ID No.)

                6190 Corte Del Cedro, Carlsbad, California, 92009
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 760-683-2500 Securities registered pursuant to Section 12(b) of the Act:


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

                                Yes ____ No X

                AGGREGATE MARKET VALUE OF THE VOTING COMMON STOCK
                     HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share (Common Stock), was the only class of voting common equity of the Registrant outstanding on December 31, 2002. Based on the last sales price of the Common Stock on the American Stock Exchange
(AMEX) on June 28, 2002 ($.23), the aggregate market value of the approximately 36,959,000 shares of the voting Common Stock held by non-affiliates on that date was approximately $8.5 million.



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



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

             153,091,995 shares of Common Stock, par value $.05 per
                  share, were outstanding as of April 15, 2003.



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

Registrant incorporates by reference, Parts I and II of Registrant's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                                   MANAGEMENT

        Directors and Executive Officers of the Company - Set forth below is the name, age, position with us, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each of our directors and executive officers:

                                                                          Director         Officer
 Name                      Age                Position                     Since             Since
-------------------       -----     --------------------------------   --------------     ----------
H. Irwin Levy              76       Chairman of the Board and
                                    Chief Executive Officer             1998 (1)          June 2001

Stanley Brenner            77       Director                            February 2003         -

Guy Carbonneau             41       Senior Vice President, Hardware
                                    Engineering                               -           April 2002

Roger H. Felberbaum        60       Director                            February 2000         -

John E. Gates              65       Chief Executive Officer and
                                    President of Stonehouse
                                    Technologies, Inc.                        -           June 2002

David L. Geene             50       Senior Vice President, Sales and
                                    Marketing                                 -           April 2002

Bernard R. Green           84       Director                            May 1997              -

Thomas L. Gruber           58       Acting President and Chief
                                    Operating and Financial Officer           -           2001 (2)

Jack Jaiven                56       Vice President, Treasurer                 -           1999 (3)

Bruce E. Menn              57       Vice President, Customer
                                    Satisfaction                              -           April 2002

Michael L. Wise            60       Director                            1989 (4)             (4)
----------------


(1) Mr. Levy was elected as our Chairman of the Board of Directors in April 2003 following the death of Maurice A. Halperin. He served as Vice Chairman from August 2001 until April 2003 and as our Chairman of the Board of Directors from 1987 until July 1991 and from June 1998 until August 2001.
(2) Mr. Gruber was appointed Vice President, Finance and Chief Financial Officer in August 2001. In February 2002, Mr. Gruber was appointed Acting President and Chief Operating Officer, retaining his Chief Financial Officer position.
(3) Mr. Jaiven previously served as Vice President and Chief Financial Officer from July 1989 until June 1991, from January 1997 until October 1997 and from July 1999 until July 2001.
(4) Mr. Wise previously served as our President from March 1989 until December 1990 and from October 1992 until July 1996. He served as Vice President from June 1998 to November 1999. He also served as Chairman of the Board of Directors from July 1991 until June 1998 and Vice Chairman of the Board of Directors from June 1998 until November 1999.

The terms of the directors will expire at the 2003 Annual Meeting of Shareholders.

H. Irwin Levy has been Chairman of the Board and Chief Executive Officer of Hilcoast Development Corp. (Hilcoast), a real estate development and management company, and certain affiliated companies, all of which are privately held businesses, since August 1992. Mr. Levy was Chairman of the Board of CV Reit, Inc., a NYSE listed Real Estate Investment Trust from December 1997 until June 2000 at which time he became a director of Kramont Realty Trust, successor in merger to CV Reit. Mr. Levy also served as Chairman of the Board and Chief Executive Officer of CV Reit from 1985 until July 1992. He is currently of counsel to the West Palm Beach law firm of Levy Kneen Mariani LLC.

Stanley Brenner was, for more than thirty years and until his retirement in 1990, a partner with Laventhol & Horvath, certified public accountants, or a firm which merged into Laventhol & Horvath. Since that time, Mr. Brenner has been a private investor.

Guy Carbonneau has been employed by us since June 1996 when we acquired the net assets of Seagate Peripherals. Previously Mr. Carbonneau had been employed by Seagate and its predecessor, Conner Storage Systems Group, since 1992. Mr. Carbonneau has held various management and development positions focused on research and development for external storage, has over 20 years experience in the computer industry and holds five US patents in the area of computer storage and systems architectures.

Roger H. Felberbaum has been a Senior Vice President with Legg Mason, a NYSE money management firm, since March 2001. Previously he was Managing Director at ING Baring from September 1997 until March 2001 and Senior Managing Director of Furman Selz from October 1983 until September 1997.

John E. Gates joined us in June 2002 in connection with our acquisition of Stonehouse Technologies, Inc. Mr. Gates previously served as President and Chief Executive Officer for companies affiliated with Pacific USA Holdings Corp., including Stonehouse, since March 1996. Mr. Gates has over thirty years experience in technology business management.

David L. Geene was employed by Eurologic Systems from October 1996 until April 2001, where he held the position of Senior Vice President of Sales and Marketing and served as a member of the Board of Directors. From April 1989 until October 1996, Mr. Geene held various sales positions with Digital Equipment's Storageworks Division and Government Sales Unit. Mr. Geene has 29 years experience in the computer industry.

Bernard R. Green was, for more than forty years, managing or senior partner of, or consultant to, the accounting firm of Friedman, Alpren & Green of New York, New York and West Palm Beach, Florida. Mr. Green previously served as a director of Hilcoast from July 1992 until February 1997 and has been a private investor for more than twenty years.

Thomas L. Gruber, a certified public accountant, was General Manager for Wireless Power Group from April 1999 until March 2001 and previously from June
1992 until March 1999, President and Chief Executive Officer of Signature Holding Corporation. He has in excess of thirty years experience as an executive in various industries.

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

Bruce E. Menn held various executive management positions with Printronix from July 1988 to November 2000, including Vice President of Customer Support from August 1998 to November 2000. Mr. Menn has in excess of thirty years experience in design, development, engineering, product management and customer support.

Michael L. Wise is a director of Home Director, Inc., successor in merger to Netword, Inc., a publicly held company that designs, manufactures, sells and installs home networking products. He served as Chairman of the Board of Netword from December 1996 through December 2002 and as Chief Executive Officer from August 1997 through December 2002. Mr. Wise has a PhD in physics.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of our common stock have complied with all applicable Section 16(a) filing requirements except as follows (due to administrative oversights): (i) Maurice A. Halperin, former Chairman of the Board did not file Statement of Changes in Beneficial Ownership on Form 4 on a timely basis for the January 2002 conversion of Series K Convertible Preferred Stock into 39,000,000 shares of common stock; (ii) H. Irwin Levy, Vice Chairman of the Board and Chief Executive Officer did not timely file a Statement of Changes in Beneficial Ownership on Form 4 for the issuance in January 2002 of 750,000 shares of common stock in satisfaction of a note receivable from the Registrant; (iii) Bernard A. Marden, a shareholder who beneficially owns in excess of 10% of our common stock, did not timely file Statement of Changes in Beneficial Ownership on Form 4 for the issuance in January 2002 of an aggregate of 8,039,367 common shares, net of 200,100 common shares disposed of, primarily in connection with the conversion of preferred stock, and related inducement and dividend shares, and (iv) Guy Carbonneau, Senior Vice President, Hardware Engineering and Bruce E. Menn, Vice President, Customer Satisfaction did not file initial Statements of Beneficial Ownership on Form 3 on a timely basis for their April 2002 appointment as executive officers.


Item 11.  Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2002, 2001 and 2000, the compensation awarded to, earned by or paid to those persons who were, during fiscal 2002 (i) our Chief Executive Officer and (ii) our executive officers whose compensation is required to be disclosed pursuant to the rules of the SEC (collectively referred to as the Named Officers).


                           Summary Compensation Table

    Name and                     Annual Compensation         All Other Annual    Securities Underlying
Principal Position           Year      Salary       Bonus      Compensation      Options/SAR's (#)(9)
------------------------    -----------------------------    ----------------    ---------------------
H. Irwin Levy (1)            2002         -           -          $ 15,000                20,000
 Chief Executive             2001         -           -          $ 13,500                20,000
 Officer                     2000         -           -          $ 16,500                20,000

Guy Carbonneau               2002    $117,612         -              -                  700,000
 Senior Vice President,      2001    $117,659         -              -                  110,000
 Hardware Engineering        2000    $ 93,749         -              -                   30,000

John E. Gates                2002    $148,856 (2)     -          $  2,538 (3)           250,000
 Chief Executive Officer     2001         -           -              -                     -
 of Stonehouse               2000         -           -              -                     -

David L. Geene               2002    $126,437 (4)     -              -                  700,000
 Senior Vice President,      2001         -           -              -                     -
 Sales and Marketing         2000         -           -              -                     -

Thomas L. Gruber             2002    $174,925         -              -                  700,000
 Acting President, Chief     2001    $111,417 (5)     -              -                     -
 Operating and Financial     2000         -           -              -                     -
 Officer

Thomas G. Wrightson          2002    $118,649 (6)     -              -                     -
 Vice President,             2001    $150,000         -              -                     -
 Operations                  2000    $114,231 (7)     -          $ 26,046 (8)           175,000
----------


 (1) The compensation reported and which has not been paid by us, represents fees earned in his capacity as a Director and Vice Chairman of the Board (see Directors Compensation). Mr. Levy was appointed Chief Executive Officer in June 2001 for which Mr. Levy does not receive compensation.
 (2) Represents compensation paid to Mr. Gates commencing June 7, 2002, the first date Mr. Gates became employed by us.
 (3)    Represents payment of country club membership expenses for Mr. Gates.
 (4) Represents compensation paid to Mr. Geene commencing April 29, 2002, the first date Mr. Geene was employed by us.
 (5) Represents compensation paid to Mr. Gruber commencing April 2, 2001, the first date Mr. Gruber was retained by us.
 (6) Represents compensation paid to Mr. Wrightson through October 31, 2002, the date of Mr. Wrightson's termination.
 (7) Represents compensation paid to Mr. Wrightson commencing March 13, 2000, the first date Mr. Wrightson was employed by us.
 (8) Represents certain relocation expenses paid to Mr. Wrightson in connection with his relocation efforts upon commencement of employment with us.
 (9)    Represents number of options granted during each year.


Employment Agreements

We entered into an employment agreement with John E. Gates effective June 7, 2002, pursuant to which Mr. Gates was employed as President and Chief Executive Officer of Stonehouse, our wholly-owned subsidiary, at an annual base salary of $200,000. The agreement further provides for a cash bonus, based on the fiscal year commencing July 1, 2002, and for each year thereafter, in an amount equal to (i) 100% of the first $50,000 of Stonehouse's net income before income taxes (defined as Net Revenues) in excess of $1 million, and (ii) 13.33% of Stonehouse's Net Revenues in excess of $1,050,000. In addition, the agreement provides for a monthly automobile allowance of $750 and up to $500 per month of reimbursements of country club membership expenses.

The original term of Mr. Gates employment agreement is for a two year period, provided however, that in the event that Net Revenues of Stonehouse for the year ending September 30, 2003 are less than $1 million, Mr. Gates' employment shall, at our option and upon a thirty (30) day notice by us to Mr. Gates, terminate on the date the amount of Net Revenues is known. The agreement provides for one-year renewals following the original term.

In the event Mr. Gates resigns his employment or we terminate Mr. Gates for cause, as defined in the agreement, he shall be entitled to receive his base compensation through the date of resignation or termination; however, Mr. Gates would not be entitled to any bonus amounts. In the event of termination without cause, Mr. Gates would be entitled to receive his base compensation for the balance of the term and any unpaid bonus amounts earned through the date of termination.

The agreement includes a non-competition clause in which Mr. Gates is prohibited from engaging, directly or indirectly, in rendering services to any person or entity that competes with Stonehouse, commencing on the date of his employment and continuing through two years following termination of Mr. Gates employment. In the event Mr. Gates is terminated as a result of the revenue requirements under the agreement, the non-compete period would end on May 31, 2004.

In addition, Mr. Gates receives $50,000 in annual compensation for services rendered to our Storage Solutions subsidiary as a contract sales consultant for a one-year period ending June 2003. This arrangement is cancelable by either us or Mr. Gates upon a thirty (30) day written notice.

Mr. Gates was granted an option on July 22, 2002 to purchase 250,000 shares of our common stock at $.26 per share, which vests equally over a three-year period.

Option/Stock Appreciation Rights (SAR) Grants

The following table sets forth information regarding options to purchase our common stock granted during fiscal 2002 to the Named Officers pursuant to our 2001 Stock Option Plan (the Plan). No SARs were granted.


                                       Individual Grants
                                    ------------------------
                       Number of     Percent of                                 Potential Realizable
                      Securities       Total                                     Value at Assumed
                      Underlying    Options/SARs                               Annual Rates of Stock
                       Options/      Granted to     Exercise                  Price Appreciation for
                         SARs        Employees       or Base                        Option Term
                       Granted       in Fiscal        Price     Expiration    ----------------------
                         (#)            2002          ($/sh)       Date         5%($)        10%($)
                     -----------    ------------    --------    ----------    ----------------------
H. Irwin Levy           20,000          (1)           $.24       10/07/12      $  7,819    $ 12,450
Guy Carbonneau         700,000          12%           $.26       07/22/12      $296,459    $472,061
John E. Gates          250,000           4%           $.26       07/22/12      $105,878    $168,593
David L. Geene         700,000          12%           $.26       07/22/12      $296,459    $472,061
Thomas L. Gruber       700,000          12%           $.26       07/22/12      $296,459    $472,061
Thomas G. Wrightson       -              -              -            -             -           -
---------
(1) Less than 1%



Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning exercised and unexercised stock options held by the Named Officers as of December 31, 2002. No SARs have been granted or are outstanding.



                          OPTION EXERCISES DURING 2002
                           AND YEAR-END OPTION VALUES


                                                        Number of                Value of Unexercised
                        Shares                    Unexercised Options at       In-the-Money Options at
                       Acquired                   December 31, 2002 (#)        December 31, 2002 ($)(1)
                          on         Value      --------------------------    -------------------------
Name                   Exercise     Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
-------------------    ---------    --------    -----------  -------------    -----------  -------------
H. Irwin Levy             -0-          -0-         180,000       20,000           -0-            -0-
Guy Carbonneau            -0-          -0-         249,000      721,000           -0-            -0-
John E. Gates             -0-          -0-           -0-        250,000           -0-            -0-
David L. Geene            -0-          -0-           -0-        700,000           -0-            -0-
Thomas L. Gruber          -0-          -0-           -0-        700,000           -0-            -0-
Thomas G. Wrightson       -0-          -0-           -0-          -0-             -0-            -0-
--------------
(1) The closing price for our common stock,  as reported by AMEX on December 31,
2002, was $.21.  Since the exercise prices exceed the closing price at year-end, none of the unexercised options were in-the-money at December 31, 2002.



Compensation Committee Interlocks and Insider Participation

Since the Compensation Committee did not meet during fiscal 2002, the entire Board of Directors participated in deliberations concerning compensation paid to our executive officers.

Audit Committee

The Audit Committee was comprised of two members during 2002; Bernard Green and Michael Wise, both of whom are considered independent of us. The Committee met on four occasions during the year and did not receive additional compensation for those meetings. In February 2003, Stanley Brenner, a third independent Audit Committee member was appointed by our board of directors.

Directors Compensation

None of our directors were also our employees in 2002. Our directors are entitled to receive $1,500 for each directors' meeting attended. In addition, during 2002, directors earned annual compensation in the form of monthly management/consulting and board fees for services rendered to us in their respective capacities as directors as follows: Roger H. Felberbaum and Michael
L. Wise - $13,500 each, and H. Irwin Levy, Bernard R. Green and Maurice A. Halperin - $15,000.00 each.

Commencing in February 2000, all of the then directors agreed to defer receipt of all compensation earned until certain events occur. As a result, no director's fees have been paid since January 2000.

Effective January 10, 2002, our shareholders approved our 2001 Stock Option Plan and we ceased issuing options under our 1996 Stock Option Plan. The terms of any option issued under the 1996 Stock Option Plan continues to be governed by the 1996 Stock Option Plan and the option agreement currently in effect for such option. Pursuant to our 2001 Stock Option Plan, each director is automatically granted, effective each anniversary of said director's appointment to the Board, an option to purchase 20,000 shares of common stock at the then fair market value of our common stock.


Item 12.  Security Ownership of Management and Beneficial Owners

The following table sets forth, as of April 15, 2003, information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock,
(ii) each of our directors and Named Officers and (iii) all our directors and executive officers as a group.


Name and Address of                             Amount and Nature of           Percent of
Beneficial Owner                               Beneficial Ownership (1)    Outstanding Shares
-------------------------------------------    ------------------------    ------------------
Maurice A. Halperin (2)                              53,034,792 (2)              34.6%
17890 Deauville Lane
Boca Raton, FL  33496

Pacific USA Holdings Corp. (3)                       27,027,027                  17.7%
2901 Dallas Parkway - Suite 100
Plano, TX  75093

Pacific Electric Wire & Cable Co., Ltd. (3)          27,027,027                  17.7%
2901 Dallas Parkway - Suite 100
Plano, TX  75093

H. Irwin Levy                                        25,314,852 (4)              16.3%
100 Century Blvd.
West Palm Beach, FL  33417

Bernard A. Marden                                    20,063,121 (5)              12.5%
1290 S. Ocean Blvd.
Palm Beach, FL  33480

Stanley B. Brenner                                       16,600                    *

Guy Carbonneau                                          286,100                    *

John L. Gates                                              -                       -

Bernard R. Green                                        381,348                    *

Thomas L. Gruber                                           -                       -

Roger H. Felberbaum                                     242,500 (6)                *

Michael L. Wise                                         686,412 (7)                *

All executive officers and directors,                27,183,709                  17.4%
   as a group (11 persons)
----------
* Less than 1%

(1) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of common stock shown as beneficially owned by such stockholder. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options, warrants and convertible instruments that are exercisable within 60 days of the date hereof: Mr. Levy - 2,502,259 shares; Mr. Marden - 7,995,833 shares; Mr. Carbonneau - 270,550 shares; Mr. Green -100,000 shares; Mr. Felberbaum - 60,000 shares; Mr. Wise - 232,000 shares; and all executive officers and directors as a group - 3,236,475 shares. See "Executive Compensation".
(2) Consists of 50,015,048 shares owned indirectly through Halco Investments, LC, previously controlled by Mr. Halperin, and 3,019,744 shares previously owned directly by Mr. Halperin, who died in April 2003. We have been advised by a representative of Mr. Halperin's family that Mr. Halperin's interest in both Halco and nStor have been transferred to a trust for the benefit of Dorothy Halperin, Mr. Halperin's widow. We have been further advised that the trustee is is Barry Halperin, Mr. Halperin's son.
(3) Pacific Electric Wire & Cable Co., Ltd is the parent corporation of Pacific USA Holdings Corp., which is the parent corporation of Pacific Technology Group, Inc. (the shareholder) and as such, may be deemed the beneficial owner of the shares held by such entities.
(4) Includes 5,534,357 shares owned by corporations controlled by Mr. Levy, 1,000 shares owned jointly with Mr. Levy's spouse and 4,000,000 shares owned by Mr. Levy's spouse.
(5) Includes 4,555,057 shares owned indirectly by a trust for which Mr. Marden is a trustee.
(6)     Includes 7,500 shares held by Mr. Felberbaum's spouse.
(7) Includes 143,002 shares owned indirectly as follows, as to which Mr. Wise disclaims beneficial ownership: 92,602 shares owned by Mr. Wise's spouse, and 50,400 shares owned jointly by Mr. Wise's spouse and his mother.

Equity Compensation Plan Information

        The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including our 1996 Stock Option Plan and our 2001 Stock Option Plan approved by our stockholders.


                                                                                                           (c)
                                           (a)                          (b)                        Number of Securities
                                  Number of Securities to         Weighted Average               Remaining Available for
                                  be Issued Upon Exercise        Exercise Price of            Future Issuance Under Equity
                                  of Outstanding Options,       Outstanding Options,         Compensation Plans (excluding
Plan Category                     Warrants and Rights(#)     Warrants and Rights (b)($)    securities reflected in column (a))
------------------------------    -----------------------    --------------------------    -----------------------------------
Equity Compensation Plans
  approved by security holders            7,714,333                    $ .68                         1,611,000 (1)

Equity Compensation Plans not
  approved by security holders           1,982,500 (2)                 $1.96                              -
                                         ---------                                                   ---------
                                         9,696,833                                                   1,611,000
                                         =========                                                   =========
---------------
1) Represents shares available for issuance under our 2001 Stock Option Plan.
2) Represents  outstanding  warrants  issued  primarily in  connection  with our borrowings from private investors.


Item 13.  Certain Relationships and Related Transactions

Loans and/or Investments Made by Directors

   Halco Investments, L.C. (Halco)

    2002
    ----

Halco was controlled by Maurice A. Halperin, our Chairman of the Board of Directors from August 2001 until his death in April 2003. As a condition to the closing of our June 2002 acquisition of Stonehouse, we issued an 8% convertible subordinated promissory note to Halco in the principal amount of $3.1 million (the New Halco Note), which replaced Halco's outstanding $3.1 million note dated November 20, 2001. The New Halco Note was convertible at our option at any time prior to maturity on November 20, 2006 and after the date on which we receive a notice of delisting from the American Stock Exchange (AMEX), in each case, only to the extent deemed necessary to maintain our listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of nStor's common stock on the trading day immediately prior to the date of conversion. The New Halco Note was convertible at the holder's option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of nStor's common stock on the trading day immediately prior to the date of conversion.

During 2002, we paid approximately $131,000 in interest payments to Halco.

    2003
    ----

Effective March 28, 2003, Halco converted the New Halco Note, plus approximately $200,000 of accrued interest, into 11,015,048 newly issued shares of nStor common stock based on a conversion price of $.30 per share. The closing bid price of nStor common stock on March 27, 2003 was $.27 per share.


   H. Irwin Levy

    2002
    ----

At December 31, 2001, outstanding borrowings owed to H. Irwin Levy amounted to $650,000 under promissory notes bearing interest at 10% per annum, collateralized by substantially all of the assets of our Storage Solutions subsidiary, pursuant to financing statements filed in 2001. In June 2002, the notes were replaced with a new $650,000 note (the New Levy Note), which is convertible at our option at any time prior to maturity on June 14, 2003 and after the date on which (i) we receive a notice of delisting from AMEX, and (ii) the New Halco Note has been converted into shares of our common stock and in each case, only to the extent deemed necessary to maintain our listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of our common stock on the trading day immediately prior to the date of conversion.

During 2002,  Mr. Levy or companies  controlled by Mr. Levy  (collectively,  Mr.
Levy) advanced an additional $2.7 million to us under promissory notes bearing interest at 8% per annum, principally due on June 30, 2003.

In connection with our outsource contract with Varian, Inc. (Varian), Mr. Levy provided collateral for a bank to issue a $1 million Letter of Credit (LC) for the benefit of Varian, subsequently reduced to $750,000 effective December 30, 2002 and $500,000 effective April 15, 2003. We have agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of Varian drawing upon the LC. No amounts have been drawn on the LC, which expires on August 15, 2003, as extended.

We did not make any interest payments to Mr. Levy during 2002.

    2003
    ----

From January through March 2003, Mr. Levy advanced an additional $612,000, net of a $355,000 repayment, of which $200,000 was under an 8% convertible promissory note (Levy Convertible Note) and $412,000 was under a revolving promissory note bearing interest at 8% per annum, due May 31, 2003. The Levy Convertible Note is convertible (see below) at Mr. Levy's option at any time prior to maturity, defined as thirty (30) days after notice from Mr. Levy that the outstanding principal is due; however, such notice may not be given prior to July 1, 2003. The Levy Convertible Note was originally convertible into either
(i) nStor common stock based on $.29 per share (the closing market price on February 19, 2003, the date of the note), or (ii) shares of Stonehouse common stock based on $.5625 per share.

In March 2003, Mr. Levy agreed to (i) amend the Levy Convertible Note to relinquish his conversion rights into Stonehouse common stock and (ii) to terminate the financing statements under the New Levy Note and relinquish his security interest in the Storage Solutions assets.

Effective April 1, 2003, Mr. Levy agreed to convert a sufficient amount of borrowings owed to him by nStor to cause our net worth to be at least $6 million in order to satisfy the continued listing requirements of AMEX. The conversion amount shall be mutually agreed upon by us and Mr. Levy prior to June 27, 2003, based on a conversion price equal to 85% of the average of the high and low market prices for the three trading days immediately preceding June 27, 2003.

In February 2003, we granted an option to Mr. Levy under our 2001 Stock Option Plan to purchase 700,000 shares of nStor common stock, exercisable immediately at $.40 per share and expiring December 31, 2007. The closing market price of nStor common stock on February 21, 2003, the date of grant, was $.26 per share.


Loans Made by 5% Shareholder

    2002
    ----

At December 31, 2001, Bernard Marden, a private investor who beneficially owns in excess of 10% of our common stock, held a $450,000 note bearing interest at 10% per annum and maturing March 15, 2003, as extended. The note was collateralized by substantially of the assets of our Storage Solutions subsidiary. Mr. Marden had the right at any time prior to maturity to convert the note into shares of nStor's common stock based on a conversion price of $.40 per share.

During 2002, we paid $11,000 in interest payments to Mr. Marden.

    2003
    ----

In January and February 2003, Mr. Marden advanced $700,000 under an 8% convertible promissory note (together with the aforementioned $450,000 note, the Marden Notes), which was originally convertible by Mr. Marden (see below) at any time prior to maturity, defined as thirty (30) days after notice from Mr. Marden that the outstanding principal is due; however, such notice may not be made prior to July 1, 2003. The note was originally convertible into either (i) shares of nStor common stock based on $.29 per share (the closing market price of nStor's common stock on February 19, 2003, the date of the note), or (ii) shares of Stonehouse stock at $.5625 per share. Effective March 14, 2003, Mr. Marden committed to loan us an additional $1 million (the $1 Million Note). The Marden Notes were amended to conform with the terms of the $1 Million Note (total $2.2 million, including $50,000 of accrued interest) as follows: (i) interest at 8% per annum, (ii) convertible at any time prior to maturity on April 1, 2004, into shares of nStor common stock at $.30 per share; and (iii) collateralized principally by our ownership interest in Stonehouse and our intellectual property and other intangible assets. The closing market price of nStor common stock on March 14, 2003 was $.26.

In connection with borrowings from Mr. Marden in January 2003, we issued warrants to purchase 125,000 shares of nStor common stock, exercisable upon issuance at $.25 per share and expiring December 31, 2005. The closing market price of nStor common stock on January 6, 2003, the date of the note, was $.30 per share.


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

                                    nSTOR TECHNOLOGIES, INC.


Dated: April 28, 2003               By:   /s/ Thomas Gruber
                                        -------------------------------------
                                        Thomas Gruber, Acting President,
                                        Chief Operating and Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 28, 2003        /s/ H. Irwin Levy
                      ----------------------------------------------
                      H. Irwin Levy, Chairman of the Board and Chief
                      Executive Officer

April 28, 2003        /s/ Thomas Gruber
                      ------------------------------------------------
                      Thomas Gruber, Acting President, Chief Operating
                      and Financial Officer

April   , 2003
                      -------------------------
                      Stanley Brenner, Director

April 28, 2003        /s/ Roger H. Felberbaum
                      -----------------------------
                      Roger H. Felberbaum, Director

April   , 2003
                      --------------------------
                      Bernard R. Green, Director

April 28, 2003        /s/ Jack Jaiven
                      -----------------------------------------
                      Jack Jaiven, Vice President and Treasurer

April 28, 2003        /s/ Michael L. Wise
                      -------------------------
                      Michael L. Wise, Director