Form 10-Q
period 2003-03-31
NSTOR TECHNOLOGIES INC
filed 2003-05-15
CIK 75448

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                6190 Corte Del Cedro, Carlsbad, California 92009
                    (Address of principal executive offices)

                                 (760) 683-2500
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act): Yes ______   No X


         Number of shares outstanding of the Registrant's Common Stock, par value $.05 per share, as of April 30, 2003: 153,091,995
                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                      Page
                                                                     Number
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
        and December 31, 2002                                           3
     Consolidated Statements of Operations (Unaudited) for the
        three months ended March 31, 2003 and 2002                      4
     Consolidated Statement of Shareholders' Equity (Unaudited)
        for the three months ended March 31, 2003                       5
     Consolidated Statements of Cash Flows (Unaudited) for the
        three months ended March 31, 2003 and 2002                      6
     Notes to Consolidated Financial Statements (Unaudited)          7-19

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  19-24

  Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                             24

  Item 4.  Controls and Procedures                                     24


Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings                                       24

   Item 2.     Changes in Securities and Use of Proceeds               24

   Item 3.     Defaults upon Senior Securities                         24

   Item 4.     Submission of Matters to a Vote of Security Holders     24

   Item 5.     Other Information                                       24

   Item 6.     Exhibits and Reports on Form 8-K                        25

               SIGNATURE                                               26

               CERTIFICATIONS                                       27-28

PART 1  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            Mar. 31,
                                                              2003      Dec. 31,
                                                           (unaudited)    2002
             ASSETS                                         ---------  ---------
Current assets:
  Cash and cash equivalents                                   $   299   $   293
  Accounts receivable, net                                        730       934
  Inventories                                                   1,407     1,079
  Prepaid expenses and other                                      284       224
                                                              -------   -------
     Total current assets                                       2,720     2,530

Property and equipment, net of $118 and $88 of
  accumulated depreciation                                        309       303
Goodwill and other intangible assets, net of $1,113
  and $1,021 in accumulated amortization                       11,460    11,349
                                                              -------   -------
                                                              $14,489   $14,182
                                                              =======   =======
             LIABILITIES
Current liabilities:
  Bank line of credit                                         $   229   $   200
  Other borrowings                                              7,046     4,684
  Accounts payable and other                                    2,566     3,177
  Deferred revenue                                              1,112     1,401
                                                              -------   -------
     Total current liabilities                                 10,953     9,462

Long-term debt                                                      -     3,100
                                                              -------   -------
     Total liabilities                                         10,953    12,562
                                                              -------   -------

             SHAREHOLDERS' EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized;
  0 shares issued and outstanding                                   -         -
Common stock, $.05 par; 230,000,000 shares
  authorized; 153,091,995 and 142,076,947 shares issued
  and outstanding at March 31, 2003
  and December 31, 2002, respectively                           7,654     7,103
Deferred stock compensation                                      (597)        -
Additional paid-in capital                                    105,444   101,847
Deficit                                                      (108,965) (107,330)
                                                              -------   -------
     Total shareholders' equity                                 3,536     1,620
                                                              -------   -------
                                                              $14,489   $14,182
                                                              =======   =======


          See accompanying notes to consolidated financial statements.

                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                    --------------------
                                                      2003         2002
                                                    -------      -------

Sales                                                $2,334       $1,559
Cost of sales                                         1,473        1,675
                                                     ------       ------
     Gross margin (loss)                                861         (116)
                                                     ------       ------
Operating expenses:
  Selling, general and administrative                 1,339        1,530
  Research and development                              590          737
  Amortization of non-cash deferred stock
    compensation (1)                                    233            -
  Depreciation and amortization                         122          243
                                                     ------       ------
     Total operating expenses                         2,284        2,510
                                                     ------       ------
Loss from operations                                 (1,423)      (2,626)

Realized losses on marketable securities                  -       (1,329)
Fair value of option granted to customer                  -         (670)
Interest expense                                       (240)        (137)
Other income (expense), net                              28          (40)
                                                     ------       ------
Net loss                                            $(1,635)     $(4,802)
                                                     ======       ======

Basic and diluted net loss per common share         $(  .01)     $(  .04)
                                                     ======       ======

Weighted average number of common shares
  considered outstanding, basic and diluted       142,566,505  114,940,708
                                                  ===========  ===========


--------
(1) If amortization of non-cash deferred stock compensation were not reported separately, the compensation expense would be included in selling, general and administrative.


          See accompanying notes to consolidated financial statements.

                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                        Deferred    Addi-
                                      Common Stock        Stock     tional
                                  --------------------   Compen-   Paid-In
                                    Shares      Amount   sation     Capital  Deficit    Total
                                  -----------  -------  --------   -------- ---------  -------
Balances, December 31, 2002       142,076,947   $7,103     $   -   $101,847 $(107,330) $ 1,620

Issuance of common stock in
  satisfaction of convertible
  note and accrued interest        11,015,048      551                2,754              3,305

Deferred stock compensation                                 (830)       830                  -

Amortization of deferred stock
  compensation                                               233                           233

Fair value of warrants issued
 in connection with borrowings                                           13                 13

Net loss for the three months
  ended March 31, 2003                                                         (1,635)  (1,635)
                                  -----------   ------     -----   -------- ---------   ------
Balances, March 31, 2003          153,091,995   $7,654     $(597)  $105,444 $(108,965)  $3,536
                                  ===========   ======     =====   ======== =========   ======


          See accompanying notes to consolidated financial statements.

                    nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                  Three Months
                                                                 Ended March 31,
                                                                ---------------
                                                                 2003     2002
                                                                  (unaudited)
                                                                ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     ($1,635) ($4,802)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Proceeds from the sale of marketable securities                  -    2,926
    Realized losses on the sale of marketable securities             -    1,329
    Fair value of option granted to customer                         -      670
    Capitalized software costs                                    (203)       -
    Amortization of deferred stock compensation expense            233        -
    Depreciation and amortization                                  122      243
    Other                                                           31      104
    Changes in assets and liabilities:
      Decrease in accounts receivable                              274      693
     (Increase)decrease in inventories                            (443)     429
     (Increase)decrease in prepaid expenses and other              (60)      91
     (Decrease) increase in deferred revenue, accounts payable
          and other liabilities                                   (618)     559
                                                                ------   ------
Net cash (used in) provided by operating activities             (2,299)   2,242
                                                                ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                              (36)     (59)
                                                                ------   ------
Net cash used in investing activities                              (36)     (59)
                                                                ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (net repayments) of revolving credit facilities          29   (2,012)
  Additions to other borrowings                                  2,667        -
  Repayments on other borrowings                                  (355)       -
                                                                ------   ------
Net cash provided by (used in) financing activities              2,341   (2,012)
                                                                ------   ------
Net increase in cash and cash equivalents during the period          6      171
Cash and cash equivalents at the beginning of the period           293      857
                                                                ------   ------
Cash and cash equivalents at the end of the period              $  299   $1,028
                                                                ======   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                          $   41   $  126
                                                                ======   ======

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock in satisfaction of borrowings and
   accrued interest                                             $3,305   $    -
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

        Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

        Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced negative cash flows from operating activities, declining sales, and recurring net losses of $1.6 million for the three months ended March 31, 2003 and $8 million and $14 million for the years ended December 31, 2002 and 2001, respectively. Declining sales have reflected the global reduction in business demand for technology products. In addition, the Company has negative working capital of $8.2 million as of March 31, 2003, which reflects borrowings of $4 million from the Company's Chairman of the Board, Chief Executive Officer and a significant shareholder, and $1.7 million from a second significant shareholder. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

However, since 2001 the Company has devoted substantial efforts to: (i) streamline its operations; (ii) establish the foundation for increasing future sales revenues and generating positive cash flow and operating profits; and
(iii) obtain sufficient financing to cover its working capital needs.

These efforts include a significant reduction in the Company's direct sales personnel and other costs as part of its strategy to provide greater emphasis on indirect customer channels (original equipment manufacturers (OEMs), resellers and system integrators (SIs)) and to provide certain cost efficiencies in response to the Company's lower sales levels. Significant cost reductions have been achieved from outsourcing the manufacturing of the Company's storage enclosure products since mid 2002 and from the relocation of the Company's executive and business headquarters to a more economical facility in Carlsbad, California in December 2002. The outsourcing contract has produced a significant improvement in gross margins by lowering manufacturing costs, and also allowed the Company to reduce its overall operating costs, principally as a result of the phase out of the Company's manufacturing facility during the 2002 third quarter.

Since January 1, 2001 and through April 30, 2003, the Company obtained $25 million of equity and debt financing from private investors. Of these amounts,
(i) $12.1 million was received in 2001 from Maurice Halperin, the Company's Chairman of the Board until his death in April 2003, and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin") consisting of $6 million in cash and $6.1 million in marketable securities (see Note 3 to Consolidated Financial Statements); (ii) $6.9 million from H. Irwin Levy, the Company's current Chairman of the Board, Chief Executive Officer and a principal shareholder, or companies controlled by Mr. Levy (collectively, "Mr. Levy"); and (iii) $3.9 million from Bernard Marden, a shareholder who beneficially owns in excess of 10% of the Company's common stock, or a trust controlled by Mr. Marden (collectively "Mr. Marden").

In addition, in connection with the Company's outsourcing contract, Mr. Levy has provided collateral for a bank to issue a $1 million letter of credit ("LC"), subsequently reduced to $500,000, for the benefit of the contractor (see Note 6 to Consolidated Financial Statements).

In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution, providing for a $750,000 line of credit under which the Company may sell customer invoices to the financial institution (see
Note 6 to Consolidated Financial Statements).

The Company is currently exploring alternatives for raising additional debt or equity capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until the Company begins to generate positive operating cash flows. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside the Company's control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future. At the current sales level, the Company has insufficient liquidity to fund its operating needs for the next twelve months; however, the Company believes that a reasonable increase in its future sales revenues would provide sufficient working capital to fund its operations during the next twelve months. There can be no assurance, however, that the Company will be able to realize an increase in sales revenues.

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

In June 2002, the Company acquired Stonehouse (see Note 2 to Consolidated Financial Statements). Stonehouse is a provider of telecommunications software and services solutions ("Telemanagement Solutions") that help large enterprises manage their communications expenses, assets and processes. These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

        Revenue Recognition

               Storage Solutions

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns.

               Telemanagement Solutions

In accordance with provisions of the AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, and related accounting guidance, Software Revenue Recognition, revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed. Revenues on long-term development contracts are deferred at time of sale and using the percentage-of-completion method are recognized based upon hours incurred as a percentage of estimated total hours. Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

        Net Loss Per Common Share ("EPS")

Basic EPS is calculated by dividing the net loss available to common stock by the weighted average number of common shares considered outstanding for the period, without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities. For the periods presented, the effect of potentially dilutive securities would have been antidilutive. Accordingly, basic and diluted EPS for those periods are the same.

        Stock Options

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options granted to employees under its stock option plans. Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market values on the date of grant over the exercise price.

Under the Company's 2001 Stock Option Plan (the "2001 Plan"), stock options to purchase up to 7.5 million shares of the Company's common stock were available to be granted to officers, directors, key employees and non-employees. Options granted under the 2001 Plan have a maximum term of ten years and generally vest over three years annually on an equal basis.

Upon shareholder approval of the 2001 Plan in January 2002, the Company ceased granting options under its 1996 Stock Option Plan (the "1996 Plan") and all shares reserved for issuance under the 1996 Plan that had not yet been issued were cancelled. The terms of options previously granted under the 1996 Plan continue to be governed by the 1996 Plan and the option agreements currently in effect for those options.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123. As discussed in
Note 1 to the Consolidated Financial Statements, Recent Accounting Pronouncements, the Company adopted the disclosure requirements under SFAS No. 148 regarding prominent disclosures in interim financial statements.

During the three months ended March 31, 2003 and 2002, options to purchase 740,000 shares of common stock and 20,000 shares of common stock, respectively, were granted by the Company. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                     Three Months Ended
                                                March 31, 2003   March 31, 2002
                                                -------------------------------

Risk-free interest rates                         2.75%- 2.92%           4.37%
Expected lives (in years)                             5                  5
Expected volatility                             80.00%-82.51%          90.88%
Expected dividend yield                               0%                 0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

                                             Three Months ended March 31,
                                            ------------------------------
                                                    2003       2002
                                                  --------   --------
  Net loss available to common stock:
    As reported                                   ($1,635)   ($4,802)
    Add total stock-based employee compensation
      expense using the fair value method         (   189)   (   182)
                                                   ------     ------
  Pro forma                                       ($1,824)   ($4,984)
                                                  =======     ======
  Basic and diluted net loss per common share:
    As reported                                     ($.01)     ($.04)
    Pro forma                                       ($.01)     ($.04)

        Recent Authoritative Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting". SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 (i) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002. Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002. In January 2003, the Company adopted the disclosure requirements of SFAS No. 148. The adoption of the disclosure provisions of this statement will not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Provisions of FIN No. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company's adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 requires, among other things (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations". The amendment of SFAS No. 13 was effective for transactions occurring on or after May 15, 2002. Although the rescission of SFAS No. 4 was effective January 1, 2003, the FASB encouraged early application of the provisions of SFAS No. 145. Effective in the third quarter of 2002, the Company adopted SFAS No. 145 and determined that gains and losses previously reported as extraordinary items during 2002 no longer meet the criteria as set forth under APB Opinion No. 30 and have reported those items as Other Income in the accompanying consolidated financial statements.

(2) ACQUISITION

Terms of the Acquisition

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Plano, Texas based Stonehouse from Pacific Technology Group, Inc. ("PTG"), a subsidiary of Pacific USA Holdings Corp ("PUSA")(the "Acquisition"). See Note 1 to Consolidated Financial Statements for a description of the business conducted by Stonehouse. The purchase price of $8.9 million, including $541,000 in transaction costs, was based upon a market value of $.31 per share, the average of the Company's closing market prices for the four days before and after the terms of the Acquisition were agreed to (April 30, 2002), and consisted of the issuance of 22.5 million shares of the Company's common stock and 1,000 shares of the Company's Series L Convertible Preferred Stock. The Series L Convertible Preferred Stock was convertible into 4,527,027 shares of common stock, subject to shareholder approval, which was obtained effective October 8, 2002, at which time the common shares were issued in exchange for the Series L Convertible Preferred Stock. In addition, the Company is obligated to issue additional shares of common stock based on an earn-out provision, whereby in the event Stonehouse's pretax income (defined in the Stock Purchase Agreement as "Net Revenues") exceeds $1 million for the four consecutive calendar quarters beginning on October 1, 2002, the Company will be required to issue to PTG that number of additional shares of common stock equal to the product of 27.027 and the amount of Net Revenues in excess of $1 million, up to a maximum of 8,687,258 additional common shares. At March 31, 2003, there was no basis for the Company to record a liability related to the earn-out provision.

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

(3)  HALCO INVESTMENT

On November 20, 2001 (the "Closing Date"), the Company completed a transaction in which Halco Investments L.C. (Halco), a company controlled by Mr. Halperin, acquired an equity interest in, and made certain loans to, the Company for an aggregate investment of $12.1 million (the Halco Investment). On the Closing Date, Halco acquired 8,970 shares of the Company's newly created Series K Convertible Preferred Stock (the "Series K Preferred Stock"), with a face amount of approximately $9 million, and the Company issued a $3.1 million, 5-year, 8% note (the "Halco Note"). Halco invested $6 million in cash and marketable securities having a quoted market value of $6.1 million, based on the closing price for such securities on November 19, 2001.

In connection with and as a condition to the Halco Investment, it was agreed that the Series K Preferred Stock was to be automatically converted into 39,000,000 shares of the Company's common stock (the "Halco Common Shares"), based upon a conversion price of $.23 per share, upon approval of the Company's shareholders. Shareholder approval was received in January 2002 at which time the Company issued the Halco Common Shares.

(4)  TRADING MARKETABLE SECURITIES

In connection with the Halco Investment (see Note 3 to Consolidated Financial Statements) on November 20, 2001, the Company received marketable securities with a quoted market value of $6.1 million, including approximately 434,000 shares of American Realty Investors Inc. ("ARL") with a quoted market value of $5.2 million.

Due to ARL's low trading volume, the Company's ability to sell or borrow against the ARL holdings had been extremely limited. From November 2001 through mid March 2002, the Company had been able to sell only 56,300 shares in the public market, generating cash proceeds of $442,000. To assist in funding the Company's working capital requirements, in February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp. ("Hilcoast") entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of approximately $1.5 million on the respective purchase dates for an aggregate purchase price of approximately $1.2 million. In connection therewith, Hilcoast granted the Company four month options to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the "Options"). In February and March 2002, the Company sold 183,000 shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of approximately $1.3 million, which approximated ARL's quoted value on the respective purchase dates. As a result of the 2002 first quarter ARL sales, the Company realized a loss of approximately $1.3 million.

In April 2002, the Company received $206,000 in cash proceeds from the exercise of the Options, which amount was realized as a gain on marketable securities in the second quarter.

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment. Accordingly, the Company discontinued its amortization of goodwill effective January 1, 2002.

During early 2003, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company's goodwill, including goodwill acquired in the Stonehouse Acquisition. Based on this analysis, the Company's goodwill is not considered to be impaired as of January 1, 2003.

As of March 31, 2003, the carrying amount of goodwill and other intangible assets was approximately $8.5 million and $2.5 million, respectively, of which $6.5 million of goodwill and $2.5 million of other intangible assets is attributable to the Stonehouse Acquisition (see Note 2 to Consolidated Financial Statements). In addition, as of March 31, 2003, the Company had capitalized $502,000 in software development costs associated with its Telemanagement Solutions business, including $202,000 during the first quarter of 2003. Amortization of other intangible assets attributable to the Stonehouse Acquisition amounted to $92,000 for the three months ended March 31, 2003. No amortization was reported for the three months ended March 31, 2002.

(6)  BORROWINGS

  Revolving Credit Facilities

At March 31, 2003, the Company had a revolving bank credit facility (the "Stonehouse Revolver") under which Stonehouse may borrow up to the lesser of $500,000 or specified percentages of eligible accounts receivable, and which is payable upon demand, bearing interest at prime plus 1% (5.25% at March 31, 2003). Borrowings under the Stonehouse Revolver are collateralized by accounts receivable and certain other assets of the Company's Telemanagement Solutions business. At March 31, 2003, the outstanding principal balance under the Stonehouse Revolver was $229,000.

In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution (the "Purchaser"), which provides for a $750,000 line of credit under which the Company may sell customer invoices to the Purchaser. The Purchaser advances 80% of the net face amount of qualified invoices and remits the remaining 20%, less its fees, upon collection of the invoice in full. The Company is obligated to repay the Purchaser for invoices not paid within 90 days. The Purchaser's fees are based on a rate of .07% per day. The Agreement is collateralized by substantially all of the assets of the Company's Storage Solutions subsidiary. At March 31, 2003, the uncollected balance of customer invoices sold to the Purchaser amounted to approximately $369,000. Interest expense related to this agreement amounted to $29,000 for the three months ended March 31, 2003.

    Other Borrowings



The Company's other borrowings consisted of the following (in thousands):

                                                                   March 31,    December 31,
                                                                  ---------     ------------
                                                                    2003           2002
                                                                  ---------     ------------
Current:

Notes payable to Mr. Levy:
  Revolving promissory notes, interest at 8% per annum,
    payable at maturity, principally June 30, 2003                   $3,160          $2,748
  Convertible promissory notes, interest at 8%-10% per annum,
    payable at maturity, principally on June 14, 2003 (a)               850             650
                                                                     ------          ------
      Total due to Mr. Levy                                           4,010           3,398

Other convertible promissory notes payable to Mr. Marden and
  other private investors (b)                                         2,200             450

Other notes payable, interest principally at 8% per annum,
    maturing through November 2003                                      836             836

                                                                     ------          ------
                                                                     $7,046          $4,684
                                                                     ======          ======
Long-Term:

Halco Note, converted into common stock in March 2003 (c)            $    -          $3,100
                                                                     ======          ======

        a) Mr. Levy's convertible notes include $650,000 convertible at the Company's option at any time prior to maturity and after the date on which the Company receives notice of delisting from AMEX, only to the extent deemed necessary to maintain the Company's listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company's common stock on the trading day immediately prior to the date of conversion. The note was originally collateralized by substantially all of the assets of the Company's Storage Solutions subsidiary; however, the collateral was relinquished by Mr. Levy in March 2003.

        The remaining $200,000 of convertible notes was originally convertible at Mr. Levy's option at any time prior to maturity into either (i) nStor common stock at $.29 per share (the closing market price on the date of the note) or shares of Stonehouse common stock at $.5625 per share. In March 2003, Mr. Levy agreed to relinquish his conversion rights into Stonehouse common stock.

        In connection with the Company's outsource contract, Mr. Levy has provided collateral for a bank to issue a $1 million LC for the benefit of the contractor, subsequently reduced to $500,000 effective April 15, 2003. The Company has agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC. No amounts have been drawn on the LC which expires on August 15, 2003, as extended.

        b) At December 31, 2002, Mr. Marden was the holder of a $450,000 promissory note, which was payable March 15, 2003, was convertible at Mr. Marden's request at any time prior to maturity into shares of the Company's common stock based on a fixed conversion price of $.40 per share, and which was collateralized by substantially all of the assets of the Company's Storage Solutions subsidiary. In January and February 2003, Mr. Marden advanced the Company an additional $700,000 under an 8% convertible promissory note which was originally convertible at Mr. Marden's option at any time prior to maturity, defined as thirty (30) days after notice from Mr. Marden that the outstanding principal is due, however, such notice could not be made prior to July 1, 2003. The note was originally convertible into shares of (i) nStor common stock at $.29 per share (the closing market price on the date of the note) or (ii) Stonehouse common stock at $.5625 per share. Effective March 14, 2003, Mr. Marden committed to loan the Company an additional $1 million, and together with the aforementioned $1.2 million in existing notes (including approximately $50,000 in accrued interest) (collectively, the "Marden Notes"), aggregating $2.2 million, agreed to new notes with the following terms: (i) interest at 8% per annum, payable quarterly, (ii) convertible at any time prior to maturity on April 1, 2004, into shares of nStor common stock at $.30 per share; and (iii) collateralized principally by nStor's ownership interest in Stonehouse and the intellectual property and other intangible assets of the Company's Storage Solutions business. The closing market price of nStor common stock on March 14, 2003 was $.26. At March 31, 2003, $1.7 million was outstanding under the Marden Notes and $500,000 was outstanding under loans from two other private investors under the same terms as the Marden Notes.

        In connection with certain borrowings from Mr. Marden during 2003, the Company issued warrants to purchase an aggregate of 125,000 shares of the Company's common stock exercisable upon issuance at $.25 per share and expiring on December 31, 2005. The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $13,000 and were recorded as a discount to the notes.

        c) As a condition to the closing of the Stonehouse Acquisition, the Company issued an 8% convertible subordinated promissory note (the "New Halco Note") to Halco in the principal amount of $3.1 million. The New Halco Note replaced the Halco Note dated November 20, 2001, in the principal amount of $3.1 million (see Note 3 to Consolidated Financial Statements). The New Halco Note was convertible at the Company's option at any time prior to maturity on November 20, 2006 and after the date on which the Company received a notice of delisting from AMEX, in each case, only to the extent deemed necessary to maintain the Company's listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company's common stock on AMEX on the trading day immediately prior to the date of conversion. The New Halco Note was convertible at the holder's option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of the Company's common stock on the trading day immediately prior to the date of conversion. Effective March 28, 2003, Halco converted the New Halco Note, plus approximately $200,000 of accrued interest, into 11,015,048 newly issued shares of common stock based upon a conversion price of $.30 per share. The closing market price of nStor common stock on March 27, 2003 was $.27 per share.

 (7)  FAIR VALUE OF OPTION GRANTED TO CUSTOMER

Effective March 1, 2002, the Company entered into a Reseller Agreement with a wholly-owned subsidiary of Pacific Electric Wire & Cable Co., Ltd ("PEWC"), the parent of PUSA. The Agreement grants the subsidiary of PEWC the right to market and sell the Company's products for a period of two (2) years in Mainland China and Taiwan on an exclusive basis, and in the United States and Europe on a non-exclusive basis. The exclusivity right is conditioned, among other items, upon minimum purchases by PEWC of $5 million through February 28, 2003 and $10 million during the subsequent year. During the year ended February 28, 2003, PEWC did not achieve the minimum purchase requirement.

In connection with its efforts to develop further strategic business relationships with PEWC, effective March 1, 2002, the Company granted a subsidiary of PEWC an option to purchase up to thirty (30) million shares of the Company's common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $670,000 as of the date of grant (subsequently adjusted to $600,000 in the fourth quarter of 2002) based on the Black-Scholes option-pricing model and other provisions of SFAS No. 123, "Accounting for Stock Based Compensation", and related EITF guidance. This amount was recorded as an expense in the accompanying Statement of Operations for the three months ended March 31, 2002. The option expired unexercised on November 30, 2002.

 (8)  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under the SFAS No. 109 liability method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

As of December 31, 2002 there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $70.5 million and approximately $13.1 million for California tax purposes, expiring from 2006 through 2022 and 2004 through 2013, respectively. In addition, the Company has research and development tax credit carryforwards of approximately $1.6 million, which expire from 2003 through 2022 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 2002 which may be used indefinitely to reduce regular federal income taxes.

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

At March 31, 2003 and December 31, 2002, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL's will not be realized based on recent operating results.

(9)  SEGMENT INFORMATION AND SALES TO SIGNIFICANT CUSTOMERS

Prior to the Stonehouse Acquisition in June 2002, the Company operated predominantly in one business segment, Storage Solutions. Customers of the Storage Solutions segment include end users, OEMs, SIs and VARs (Value Added Resellers).

Following the Stonehouse Acquisition, the Company began operating under a second business segment, Telemanagement Solutions. Stonehouse offers telemanagement solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns. During the three months ended March 31, 2003, sales to two customers accounted for 44% and 14% of the Company's Storage Solutions sales and sales to two customers accounted for 30% and 12% of the Company's Telemanagement Solutions sales. During the three months ended March 31, 2002, sales to two customers accounted for 27% and 17% of the Company's Storage Solutions sales. For the three months ended March 31, 2003, Storage Solutions sales to geographic areas other than the United States aggregated 20% of the Company's Storage Solutions sales principally in the Pacific rim. For the three month period in 2002, sales to geographic areas other than the United States were not significant.

Presented below for the three months ended March 31, 2003 is selected financial information for the two segments in which the Company now operates (in thousands). The Storage Solutions segment includes all corporate revenues and expenses except those specifically attributable to the Telemanagement Solutions segment. Since the Acquisition occurred in June 2002, segment information is not applicable for the 2002 period.

                                               Storage          Telemanagement
                                              Solutions           Solutions
                                              --------         ---------------
Total assets                                   $4,019               $10,470
Revenues                                       $1,187               $ 1,147
Gross margin                                   $  285               $   576
Net(loss) applicable to common stock          ($1,404)              $  (231) (a)

(a) Net of $233,000 of amortization of non-cash deferred stock compensation

(10) DEFERRED STOCK COMPENSATION

In connection with an employment agreement effective as of March 1, 2003, Stonehouse expects to issue certain options which may result in its new President holding a minority interest in Stonehouse. The intrinsic value of the options, valued at $830,000, is based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options. The intrinsic value is reflected in shareholders' equity as a charge to deferred stock compensation expense and is being amortized over the vesting period of the options.


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

Overview

Since June 1996, we have been a designer, developer and manufacturer of Storage Solutions. In June 2002, we entered the Telemanagement Solutions business with our acquisition of Stonehouse (See Note 2 to Consolidated Financial Statements). Accordingly, we believe that the comparison between 2003 and 2002 may not be meaningful in certain respects.

                              Results of Operations

Three Months Ended March 31, 2003 vs. March 31, 2002

We incurred a net loss of $1.6 million for the three months ended March 31, 2003 as compared to a net loss of $4.8 million for the 2002 quarter. Included in the 2003 net loss was a non-cash charge of $233,000 for amortization of deferred stock compensation. Included in the 2002 net loss was $1.3 million of realized losses on marketable securities and a $670,000 charge for the fair value of an option granted to a customer.

Sales

Net sales for the three months ended March 31, 2003 were $2.3 million as compared to $1.6 million for the three months ended March 31, 2002, a $775,000 increase. Included in the 2003 sales was $1.1 million attributable to our Telemanagement Solutions business. The $373,000 or 24% decline in our Storage Solutions sales reflects the global economic downturn which has caused customer delays in acquiring technology and other capital equipment. During the quarter ended March 31, 2003, direct sales to end users represented 13% of our sales revenues and indirect sales to OEMs, value-added resellers (VARs) and other channel business represented 87% of our sales revenues. During the 2002 first quarter, our direct sales represented 25% of our sales revenues and indirect sales represented 75% of our sales revenues (see Note 9 to Consolidated Financial Statements for a discussion of Segment Information and Sales to Significant Customers).

Cost of Sales/Gross Margins

Gross margins realized by our Storage Solutions business for the three months ended March 31, 2003 improved to 24% compared to a negative 7% for the three months ended March 31, 2002. This improvement reflects significantly lower material costs attributable to the commencement during the 2002 third quarter of
(i) outsourcing the manufacturing of our products and (ii) shipments of our new 4000 Series storage systems. Positive gross margins were not achieved during the first quarter of 2002 primarily due to (i) economies of scale attributable to the level of fixed costs inherent in our operations, coupled with significantly lower revenues, and (ii) the price we paid for certain materials in connection with our 3000 Series storage systems prior to the commencement of our manufacturing outsource agreement for our 4000 Series.

Our Telemanagement Solutions business experienced a 50% gross margin for the 2003 period, which is relatively consistent with gross margins realized in 2002 subsequent to our acquisition of Stonehouse in June 2002. Combined gross margins for our Storage Solutions and Telemanagement Solutions for the three months ended March 31, 2003 amounted to 37%.

Our gross margins are dependent, in part, on product mix which fluctuates from time to time. Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Operating Expenses

        Selling, General and Administrative (SG&A)

Selling, general and administrative expenses were $1.3 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. The $191,000 net decrease was the result of a $662,000 decrease in SG&A attributable to our Storage Solutions business through our overall work force reduction and related costs, including occupancy expenses, partially offset by $471,000 in SG&A incurred by our Telemanagement Solutions business in 2003.

        Research and Development (R&D)

R&D expenses decreased to $590,000 for the three months ended March 31, 2003, from $737,000 for the 2002 period. This decrease was attributable to a reduction in R&D costs associated with our Storage Solutions business following the development of our 4000 Series of storage systems.

R&D costs associated with our Storage Solutions business are expensed as incurred. R&D costs incurred by our Telemanagement Solutions business relate to the development of our MONIESWeb(R) software and were expensed as incurred until technological feasibility was established in 2002. Thereafter, such costs are being capitalized until the product is available for general release to customers, expected in the second quarter of 2003, at which time we will begin to amortize capitalized software costs based on the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues attributable to MONIESWeb(R) revenues bears to total current and estimated future revenues for MONIESWeb(R). During the quarter ended March 31, 2003, capitalized R&D costs associated with MONIESWeb(R) software amounted to $202,000.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues. We believe that considerable investments in R&D will be required to remain competitive in both our businesses.

        Depreciation and Amortization

Depreciation and amortization decreased to $122,000 for the three months ended March 31, 2003, from $243,0000 for the 2002 period, primarily the result of a $219,000 decline in depreciation expense for our Storage Solutions business, partially offset by $92,000 of amortization of other intangible assets resulting from our Stonehouse acquisition (See Note 2 to Consolidated Financial Statements).

Interest Expense

Interest expense increased to $240,000 for the three months ended March 31, 2003 from $137,000 for the 2002 quarter, principally attributable to higher average borrowings (see Note 6 to Consolidated Financial Statements).

                         Liquidity and Capital Resources

We have received a "going-concern" opinion from our auditors for the last three fiscal years ended December 31, 2002. As more fully described in Note 1 to the Consolidated Financial Statements, our recurring operating losses, declining sales, negative cash flows from operating activities and negative working capital raise substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since 2001 we have devoted substantial efforts to: (i) streamline our operations; (ii) establish the foundation for increasing future sales revenues and generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover our working capital needs. For a description of these efforts, see Note 1 to Consolidated Financial Statements.

We are currently exploring alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows. However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside our control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future. At the current sales level, we have insufficient liquidity to fund our operating needs for the next twelve months; however, we believe that a reasonable increase in our future sales revenues would provide sufficient working capital to fund our operations during the next twelve months. There can be no assurance, however, that we will be able to realize an increase in sales revenues.

Consolidated Statements of Cash Flows

        Operating Activities

Net cash used in operating activities for the three months ended March 31, 2003 amounted to $2.3 million and primarily consisted of $1.5 million from operations (before changes in assets and liabilities), a $618,000 reduction of deferred revenue, accounts payable and other liabilities, and a $443,000 increase in inventories. Net cash provided by operating activities in the 2002 period amounted to $2.2 million and consisted of $.5 million from operations (before changes in assets and liabilities), including $2.9 million of cash proceeds from the sale of marketable securities and an aggregate of $1.7 million from the reduction of accounts receivable and inventories and an increase in accounts payable and other liabilities.

        Investing Activities

Net cash used by investing activities was insignificant during both periods.

        Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2003 amounted to $2.3 million of net proceeds in borrowings from investors. Net cash used in financing activities for the 2002 period amounted to $2 million from a net reduction in our revolving credit facility.

American Stock Exchange (AMEX)

In May 2002, we received correspondence from AMEX regarding the potential delisting of our common stock from AMEX due to our failure to meet certain of AMEX's continued listing standards, related to minimum shareholders' equity and our ability to continue operations and/or meet our obligations as they mature. In June 2002, we submitted a plan and supporting documentation (the "Plan") to AMEX to demonstrate our ability to regain compliance. In August 2002, AMEX notified us that it had accepted our Plan and granted us an extension through June 30, 2003 within which we must regain compliance, subject to periodic review by AMEX's Staff. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our stock being delisted. We believe that we will be successful in regaining compliance, although there can be no assurance that we will remain listed on AMEX.

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

R&D costs associated with our Telemanagement Solutions business for software production are expensed as incurred until technological feasibility is established. Thereafter, software production costs are capitalized until the product is available for general release to customers. Amortization commences only when the product is available for general release and is recorded as amortization rather than R&D costs. Capitalized software costs are amortized over the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues for the product bears to the total current and anticipated future revenues for the product.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate revolving credit facility ($229,000 outstanding balance at March 31, 2003). Therefore, we are subject to a market risk arising from increases to the prime rate.

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

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities and Use of Proceeds

Effective March 28, 2003, Halco Investments, LC converted its $3.1 million note receivable from us, plus approximately $200,000 of accrued interest, into 11,015,048 newly issued shares of nStor common stock based on a conversion price of $.30 per share.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     4.1 8% Convertible Promissory Note for $1.7 million, dated March 25, 2003, between Registrant and Bernard Marden.

     4.2 8% Convertible Promissory Note for $500,000, dated March 25, 2003, between Registrant and The Charlotte Marden 1993 Trust.

     4.3  Form  of  8%  Convertible   Promissory   Notes  for  $250,000  between
          Registrant and Alan Miller and WRS Advisors III LC.

     10.1 Security  Agreement  between   Registrants  and  Bernard  Marden,  The
          Charlotte Marden 1993 Trust, Alan Miller and WRS Advisors III LC.

     10.2 Second Amended and Restated Stock Pledge Agreement between Registrant and Bernard Marden, The Charlotte Marden 1993 Trust, Alan Miller and WRS Advisors III LC.

     10.3 Letter Agreement between Registrant and H. Irwin Levy dated March 20, 2003 regarding amendments to a $200,000 8% Convertible Promissory Note dated February 19, 2003.

     10.4 Letter Agreement between Registrant and H. Irwin Levy, dated April 1, 2003 regarding conversion into Registrant's common stock of debt owed by Registrant to Mr. Levy.

     10.5 Letter Agreement between Registrant and Hilcoast Development Corp. dated April 30, 2003 extending the maturity date of certain promissory notes.

     99.1 Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
          to  Section  906  of  the   Sarbanes-Oxley  Act  of  2002,  signed  by
          Registrant's Chief Executive Officer, H. Irwin Levy on May 13, 2003.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber on May 14, 2003.


(b) Reports on Form 8-K:

        A report on Form 8-K dated March 28, 2003 was filed on April 15, 2003 reporting under Item 5 - Other Events in which Registrant reported the conversion of a $3.1 million note payable into Registrant's common stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           nSTOR TECHNOLOGIES, INC.
                                 (Registrant)


May 13, 2003           /s/  Thomas L. Gruber
                      -------------------------------------
                      Thomas L. Gruber, Acting President,
                      Chief Operating and Financial Officer

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

Date: May 13, 2003

/s/ Thomas L. Gruber
Thomas L. Gruber
Chief Financial Officer

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


Date: May 13, 2003

/s/ H. Irwin Levy
H. Irwin Levy
Chief Executive Officer