Form 10-Q
period 2003-06-30
NSTOR TECHNOLOGIES INC
filed 2003-08-14
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
Or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	001-12895

nStor Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-2094565

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6190 Corte Del Cedro Carlsbad, California	92009

(Address of principal executive offices)	(Zip code)
(760) 683-2500

(Registrant's telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

The number of shares outstanding of each of the registrant’s Common Stock, par value $0.05 per share, as of July 31, 2003 was 164,058,662 shares.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,
	2003	December 31,
	(unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$730	$293
Accounts receivable, net	1,301	934
Inventories	1,471	1,079
Prepaid expenses and other	322	224

Total current assets	3,824	2,530

Property and equipment, net of $149 and $88 of accumulated depreciation	340	303
Goodwill and other intangible assets, net of $1,205 and $1,021 of accumulated amortization	11,504	11,349

	$15,668	$14,182

LIABILITIES
Current liabilities:
Borrowings	$5,982	$4,884
Accounts payable and other	2,505	3,177
Deferred revenue	1,487	1,401

Total current liabilities	9,974	9,462

Long-term debt	--	3,100

Total liabilities	9,974	12,562

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 164,058,662 and 142,076,947 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	8,202	7,103
Deferred stock compensation	(130)	--
Additional paid-in capital	108,174	101,847
Deficit	(110,552)	(107,330)

Total shareholders’ equity	5,694	1,620

	$15,668	$14,182

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales	$2,791	$2,451	$5,125	$4,010
Cost of sales	1,624	2,351	3,097	4,026

Gross margin (loss)	1,167	100	2,028	(16)

Operating expenses:
Selling, general and administrative	1,329	1,115	2,668	2,645
Research and development	622	650	1,212	1,387
Stock-based compensation (1)	542	--	775	--
Depreciation and amortization	123	350	245	593

Total operating expenses	2,616	2,115	4,900	4,625

Loss from operations	(1,449)	(2,015)	(2,872)	(4,641)

Interest expense	(158)	(120)	(398)	(257)
Realized gains (losses) on marketable securities	--	206	--	(1,123)
Fair value of option granted to customer	--	--	--	(670)
Other income, net	20	123	48	83

Net loss	$(1,587)	$(1,806)	$(3,222)	$(6,608)

Basic and diluted net loss per common share	$(.01)	$(.01)	$(.02)	$(.06)

Weighted average number of common shares considered outstanding, basic and diluted	155,300,786	120,983,986	148,968,823	117,979,041

(1)  If stock-based compensation were not reported separately, this non-cash compensation expense would be included in selling, general and administrative.

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

			Deferred
			Stock	Additional
	Common Stock		Compen-	Paid-In

	Shares	Amount	sation	Capital	Deficit	Total

Balances, December 31, 2002	142,076,947	$7,103	$--	$101,847	$(107,330)	$1,620

Issuance of common stock in satisfaction of convertible notes and accrued interest	21,681,715	1,084		5,421		6,505

Deferred stock compensation			(830)	830		--

Amortization of deferred stock compensation			700			700

Exercise of stock option	300,000	15		63		78

Fair value of warrants issued in connection with borrowings				13		13

Net loss for the six months ended June 30, 2003					(3,222)	(3,222)

Balances, June 30, 2003	164,058,662	$8,202	$(130)	$108,174	$(110,552)	$5,694

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,222)	$(6,608)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	775	--
Depreciation and amortization	245	593
Provision for inventory obsolescence	143	273
Proceeds from the sale of marketable securities	--	3,132
Realized losses on marketable securities	--	1,123
Fair value of option granted to customer	--	670
Provision for uncollectable accounts	(70)	77
Other	(3)	(137)
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in accounts receivable	(297)	638
(Increase) decrease in inventories	(535)	799
Increase in prepaid expenses and other assets	(98)	(109)
Increase in deferred revenue, accounts payable and other liabilities	96	191

Net cash (used in) provided by operating activities	(2,966)	642

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(350)	--
Additions to property and equipment	(98)	(75)
Cash acquired in acquisition	--	298

Net cash (used in) provided by investing activities	(448)	223

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (net of repayments) of revolving credit facilities	29	(2,541)
Additions to other borrowings	4,779	1,473
Repayments on other borrowings	(957)	--

Net cash provided by (used in) financing activities	3,851	(1,068)

Net increase (decrease) in cash and cash equivalents during the period	437	(203)

Cash and cash equivalents at the beginning of the period	293	857

Cash and cash equivalents at the end of the period	$730	$654

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$145	$146

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

NON-CASH INVESTING ACTIVITIES:
Acquisition:
Fair value of assets acquired	$--	$11,027
Liabilities assumed or incurred	--	(2,947)
Common and preferred stock issued	--	(8,378)

Cash acquired	$--	$(298)

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of convertible notes and accrued interest	$6,505	$--

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

The consolidated financial statements include the accounts of nStor Technologies, Inc. (“nStor”) and all wholly-owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

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

            Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses of $3.2 million for the six months ended June 30, 2003 and $8 million and $14 million for the years ended December 31, 2002 and 2001, respectively, as well as recurring negative cash flows from operating activities during those periods.  In addition, the Company has negative working capital of $6.2 million as of June 30, 2003, which reflects borrowings of $5 million from H. Irwin Levy, the Company's Chairman of the Board, Chief Executive Officer and a significant shareholder.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has, however, devoted substantial efforts to: (i) streamline its operations; (ii) establish the foundation for increasing future sales revenues and generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.

These efforts include cost reductions achieved from outsourcing the manufacturing of the Company's storage enclosure products (“Storage Solutions”) since mid 2002 and from the relocation of the Company’s executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing contract has produced a significant improvement in gross margins by lowering manufacturing costs.  During the first six months of 2003, the Company’s Storage Solutions gross margin increased to 28% compared to a negative gross margin during the corresponding period of 2002.  In addition, the outsourcing allowed the Company to reduce its overall operating costs, principally as a result of the phase out of the Company's manufacturing facility during the 2002 third quarter.  The Company has also reduced its direct sales personnel and other costs as part of its strategy to provide greater emphasis on indirect customer channels (original equipment manufacturers (OEMs), resellers and system integrators (SIs)) and to provide certain cost efficiencies.  During the second quarter of 2003, the Company experienced a 36% increase in its Storage Solutions sales compared to the first quarter of 2003.

Since January 1, 2001 and through July 31, 2003, the Company obtained $25.6 million of equity and debt financingfrom private investors.  Of these amounts, (i) $12.1 million was received in 2001 from Maurice Halperin, the Company’s Chairman of the Board until his death in April 2003, and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin") consisting of $6 million in cash and $6.1 million in marketable securities (see Note 3 to Consolidated Financial Statements); (ii) $7.5 million from H. Irwin Levy, or companies controlled by Mr. Levy (collectively, "Mr. Levy"); and (iii) $3.9 million from Bernard Marden, a shareholder who beneficially owns in excess of 10% of the Company's common stock, or a trust controlled by Mr. Marden (collectively "Mr. Marden").

During the six months ended June 30, 2003, the Company converted an aggregate of $6.5 million of borrowings (including $205,000 in accrued interest) into 21,681,715 shares of the Company’s common stock, of which $2.7 million originated as borrowings during 2003.

In addition, in connection with the Company’s outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million letter of credit (“LC”), subsequently reduced to $500,000, for the benefit of the contractor (see Note 5 to Consolidated Financial Statements).

In July 2003, the Company’s Telemanagement Solutions subsidiary, Stonehouse, entered into an asset-based revolving line of credit with a financial institution under which Stonehouse may borrow up to $500,000 (see note 5 to Consolidated Financial Statements).

In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution, providing for a $750,000 line of credit under which the Company sells customer invoices to the financial institution (see Note 5 to Consolidated Financial Statements).

At the current sales level, the Company has insufficient liquidity to fund its operating needs for the next twelve months; however, the Company believes that a reasonable increase in its future sales revenues would provide sufficient working capital to fund its operations during the next twelve months.  There can be no assurance, however, that the Company will be able to realize an increase in sales revenues.  If additional funds are required to finance the Company’s working capital needs, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

            Business

                        Storage Solutions

The Company, through its wholly-owned subsidiary, nStor Corporation, Inc., is a designer, developer and manufacturer of external data storage solutions, including high-density storage enclosures, storage management software and RAID (Redundant Array of Independent Disks) controller technology.  The Company’s product line supports a variety of operating systems, including Windows NT and Windows 2000, UNIX, Linux, and Macintosh. Designed for storage intensive environments or other mission-critical applications, the Company’s products are offered in Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), and SCSI architectures.

                        Telemanagement Solutions

In June 2002, the Company acquired Stonehouse Technologies, Inc. (“Stonehouse” - see Note 2 to Consolidated Financial Statements).  Stonehouse is a provider of telecommunications software and services solutions that help large enterprises  manage their communications  expenses, assets and processes.  These solutions include a  suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

            Revenue Recognition

                        Storage Solutions

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns.

                        Telemanagement Solutions

In accordance with provisions of the AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed.  Revenues on long-term development contracts are deferred at time of sale, and using the percentage-of-completion method, are recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

            Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on operating results previously reported.

            Research and Development Costs (“R&D”)

                        Storage Solutions

R&D costs associated with our Storage Solutions business are expensed as incurred.

                        Telemanagement Solutions

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, R&D costs associated with the creation of a software product are expensed as incurred until technological feasibility is established.  Thereafter, software production costs are capitalized until the product is available for general release to customers.  Capitalized software costs are amortized over the greater of (a) the straight-line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product.  Amortization begins when the product is available for general release to customers.

            Net Loss Per Common Share (“EPS”)

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

            Stock Options

The Company applies APB (Accounting Principles Board) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for options granted to employees under its stock option plans.  Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market values on the date of grant over the exercise price.

Under the Company’s 2001 Stock Option Plan (the “2001 Plan”), stock options to purchase up to 7.5 million shares of the Company's common stock were available to be granted to officers, directors, key employees and non-employees.  Options granted under the 2001 Plan have a maximum term of ten years and generally vest over three years annually on an equal basis.

Upon shareholder approval of the 2001 Plan in January 2002, the Company ceased granting options under its 1996 Stock Option Plan (the “1996 Plan”) and all shares reserved for issuance under the 1996 Plan that had not yet been issued were cancelled.  The terms of options previously granted under the 1996 Plan continue to be governed by the 1996 Plan and the option agreements currently in effect for those options.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  As discussed in Note 1 to the Consolidated Financial Statements, Recent Accounting Pronouncements, the Company adopted the disclosure requirements under SFAS No. 148 regarding prominent disclosures in interim financial statements.

The Company granted options to purchase 20,000 shares of common stock during the three months ended June 30, 2003 and 2002.  During the six months ended June 30, 2003 and 2002, the Company granted options to purchase 1,060,000 shares of common stock (including 700,000 shares to Mr. Levy) and 40,000 shares of common stock, respectively. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Risk free interest rates	2.87%	4.5%	2.75%-2.97%	4.37%-4.50%
Expected lives (in years)	5	5	2	5
Expected volatility	84.96%	91.89%	80.02%-84.96%	90.88%-91.89%
Expected dividend yield	0%	0%	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss available to common stock:
As reported	$(1,587)	$(1,806)	$(3,222)	$(6,608)
Add total stock-based employee compensation expense using the fair value method	(4)	(154)	(158)	(336)

Pro forma	$(1,591)	$(1,960)	$(3,380)	$(6,944)

Basic and diluted net loss per common share:
As reported	$(.01)	$(.01)	$(.02)	$(.06)
Pro forma	$(.01)	$(.02)	$(.02)	$(.06)

            Recent Authoritative Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position.  Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  The Company does not anticipate the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued EITF (Emerging Issues Task Force) 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.  EITF 03-5 reached the conclusion that in an arrangement that includes software that is more than incidental to the products or services as a whole, that the software and software-related elements are included within the scope of SOP (Statement of Position) 97-2, “Software Revenue Recognition”.  The Company does not anticipate the adoption of this EITF will have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 28, “Interim Financial Reporting”.  SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 (i) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 28 to require disclosure about those effects in interim financial information.  Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002.  Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002.  In January 2003, the Company adopted the disclosure requirements of SFAS No. 148.  The Company's adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  Provisions of FIN No. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.  The Company's adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003).  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  SFAS No. 145 requires, among other things (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13 be accounted for as a sale-leaseback transaction, and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations”. The amendment of SFAS No. 13 was effective for transactions occurring on or after May 15, 2002.  Although the rescission of SFAS No. 4 was effective January 1, 2003, the FASB encouraged early application of the provisions of SFAS No. 145.  Effective in the third quarter of 2002, the Company adopted SFAS No. 145 and determined that gains and losses previously reported as extraordinary items during 2002 no longer meet the criteria as set forth under APB Opinion No. 30 and have reported those items as Other Income in the accompanying consolidated financial statements.

(2)  ACQUISITION

            Terms of the Acquisition

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Plano, Texas-based Stonehouse from Pacific Technology Group, Inc. (“PTG”), a subsidiary of Pacific USA Holdings Corp (“PUSA”)(the “Acquisition”).  See Note 1 to Consolidated Financial Statements for a description of the business conducted by Stonehouse.  The purchase price of $8.9 million, including $541,000 in transaction costs, was based upon a market value of $.31 per share, the average of the Company’s closing market prices for the four days before and after the terms of the Acquisition were agreed to (April 30, 2002), and consisted of the issuance of 22.5 million shares of the Company’s common stock and 1,000 shares of the Company’s Series L Convertible Preferred Stock.  The Series L Convertible Preferred Stock was convertible into 4,527,027 shares of common stock, subject to shareholder approval, which was obtained effective October 8, 2002, at which time the common shares were issued in exchange for the Series L Convertible Preferred Stock.  In addition, the Company is obligated to issue additional shares of common stock based on an earn-out provision, whereby in the event Stonehouse’s pretax income (defined in the Stock Purchase Agreement as “Net Revenues”) exceeds $1 million for the four consecutive calendar quarters beginning on October 1, 2002, the Company will be required to issue to PTG that number of additional shares of common stock equal to the product of 27.027 and the amount of Net Revenues in excess of $1 million, up to a maximum  of 8,687,258 additional common shares.  At June 30, 2003, there was no basis for the Company to record a liability related to the earn-out provision.

            Accounting for the Acquisition

The Acquisition was accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at estimated fair values as of the Acquisition date in accordance with SFAS No. 141, “Business Combinations”, and the results of Stonehouse’s operations included in the Company’s consolidated financial statements from the Acquisition date.  Based on a valuation analysis completed by an independent valuation firm, the allocation of the purchase price included intangible assets with an aggregate fair value of $2.8 million and goodwill of $6.5 million.  Intangible assets with finite useful lives were identified as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000); and (iii) non-compete agreement ($224,000), with corresponding useful lives of ten, five, and four years, respectively. The excess of the purchase price over the fair value of net assets acquired (goodwill) is subject to an annual review for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, adopted by the Company in 2002 (see Note 4 to Consolidated Financial Statements).

(3)  TRADING MARKETABLE SECURITIES

At December 31, 2001, the Company held $4.3 million in marketable securities, (representing securities originally received from Mr. Halperin – see Note 1 to Consolidated Financial Statements), consisting of 431,114 shares of American Realty Investors Inc. (“ARL”).  Due to ARL’s low trading volume, the Company’s ability to sell or borrow against the ARL holdings was extremely limited.  In February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp. ("Hilcoast"), entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of approximately $1.5 million on the respective purchase dates for an aggregate purchase price of approximately $1.2 million.  In connection therewith, Hilcoast granted the Company four-month options to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the “Options”).   In February and March 2002, the Company sold 183,000 shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of approximately $1.3 million, which approximated ARL’s quoted value on the respective purchase dates.  In April 2002, the Company received $206,000 in cash proceeds from the exercise of the Options.  As a result of the ARL sales in 2002, the Company realized a loss of approximately $1.1 million during the six months ended June 30, 2002, net of the $206,000 gain resulting from the exercise of the Options during the three months then ended.

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment.  Accordingly, the Company discontinued its amortization of goodwill effective January 1, 2002.

During early 2003, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company’s goodwill, including goodwill acquired in the Stonehouse Acquisition.  Based on this analysis, the Company’s goodwill is not considered to be impaired as of January 1, 2003.

As of June 30, 2003, the carrying amount of the Company’s goodwill, other intangible assets and capitalized software development costs included the following by business segments (in thousands):

	Goodwill	Other Intangible Assets	Capitalized Software Development Costs	Total

Storage Solutions:
Balances at December 31, 2002	$1,989	$--	$--	$1,989

Telemanagement Solutions: (a)
Balances at December 31, 2002	6,474	2,586	300	9,360
Additional capitalized software
development costs			350	350
Amortization	--	(183)	(12)	(195)

Balances at June 30, 2003	$8,463	$2,403	$638	$11,504

___________
a)  See Note 2 to Consolidated Financial Statements.

Amortization of other intangible assets was $35,000 for the three and six months ended June 30, 2002 and related to intangible assets attributable to the Stonehouse Acquisition.

(5)   BORROWINGS

The Company's borrowings consisted of the following (in thousands):

	June 30,
	2003	December 31,
	(unaudited)	2002

Current:

Notes payable to Mr. Levy, interest principally at 8% per annum, payable at maturity, principally on December 31, 2003 (a)	$5,017	$3,398

Other notes payable, interest principally at 8% per annum, maturing through October 2003 (b)	965	1,486

	$5,982	$4,884

Long-Term:

Halco Note, converted into common stock in March 2003 (c)	$--	$3,100

a) Mr. Levy

At December 31, 2002, notes payable to Mr. Levy amounted to $3.4 million.  During the six months ended June 30, 2003, Mr. Levy advanced an additional $1.2 million (net of $835,000 in repayments).  In connection with an extension of the maturity date to December 31, 2003 on $4.4 million of these notes, accrued interest as of June 30, 2003 in the amount of $375,000 was added to the outstanding principal balance.

Included in borrowings from Mr. Levy at June 30, 2003 is an $818,000 note which is convertible at the Company’s option at any time prior to maturity (December 31, 2003) and after the date on which the Company receives notice of delisting from the American Stock Exchange (“AMEX”), and only to the extent deemed necessary to maintain the Company’s listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company’s common stock on the trading day immediately prior to the date of conversion.  The note was originally collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary; however, in March 2003 the collateral was relinquished by Mr. Levy.

Also included in borrowings from Mr. Levy at June 30, 2003, is a $200,000 convertible note, which is convertible at Mr. Levy’s option into nStor common stock at $.29 per share (the closing market price on the date of the note).

In April 2003, Mr. Levy committed to convert, if necessary, an amount of debt owed by the Company to Mr. Levy that would cause the Company’s net worth to be at least $6 million, effective June 27, 2003, in order to satisfy the continued listing requirements of AMEX.  Prior to June 30, 2003, the Company determined the conversion was not necessary.

In connection with the Company’s outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million LC for the benefit of the contractor, subsequently reduced to $500,000, effective April 15, 2003.  The Company has borne the cost of all fees in connection with the LC and has agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC.  No amounts have been drawn on the LC, which expires December 15, 2003, as extended.

b) Other

At December 31, 2002, Mr. Marden was the holder of a $450,000 promissory note, which was payable March 15, 2003, was convertible at Mr. Marden's request at any time prior to maturity into shares of the Company’s common stock based on a fixed conversion price of $.40 per share, and which was collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary.  In January and February 2003, Mr. Marden advanced the Company an additional $700,000 under an 8% convertible promissory note which was originally convertible at Mr. Marden's option at any time prior to maturity, defined as thirty (30) days after notice from Mr. Marden that the outstanding principal is due, however, such notice could not be made prior to July 1, 2003.  The note was originally convertible into shares of (i) nStor common stock at $.29 per share (the closing market price on the date of the note) or (ii) Stonehouse common stock at $.5625 per share.  During March and April 2003, Mr. Marden loaned the Company an additional $1.5 million, and together with the aforementioned $1.2 million in existing notes (including approximately $50,000 in accrued interest) (collectively, the "Marden Notes"), aggregating $2.7 million, agreed to new notes with the following terms: (i) interest at 8% per annum, payable quarterly, (ii) convertible at any time prior to maturity on April 1, 2004 into shares of nStor common stock at $.30 per share; and (iii) collateralized principally by nStor's ownership interest in Stonehouse and the intellectual property and other intangible assets of the Company’s Storage Solutions business.  The closing market price of nStor common stock on March 14, 2003, the date of Mr. Marden’s loan commitment, was $.26.

Effective June 13, 2003, Mr. Marden and two other private investors with notes totaling $500,000, having the same terms as the Marden Notes, converted their respective notes (aggregating $3.2 million) into 10,666,666 shares of newly issued common stock based on $.30 per share.

In connection with certain borrowings from Mr. Marden during 2003, the Company issued warrants to purchase an aggregate of 125,000 shares of the Company’s common stock exercisable upon issuance at $.25 per share and expiring on December 31, 2005.  The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $13,000 and were recorded as a discount to the notes.

Included in other notes payable at June 30, 2003 is $500,000 that matured on June 6, 2003.  The Company is currently negotiating with the holder of those notes to extend the maturity date.

In July 2003, Stonehouse entered into an asset-based revolving line of credit with a financial institution (the “Credit Facility”), which provides for Stonehouse to borrow up to $500,000 based on 75% of eligible receivables.  The Credit Facility bears interest at Prime + 1.75% per annum with a 6.5% floor, is collateralized by all of Stonehouse’s assets, and matures on July 10, 2004, but is payable on demand.  The Credit Facility will replace an existing line of credit with an outstanding principal balance of $229,000 at June 30, 2003.

In August 2002, the Company entered into an Agreement For Purchase of Accounts with a financial institution (the “Purchaser”), which provides for a $750,000 line of credit under which the Company sells customer invoices related to its Storage Solutions business to the Purchaser. The Purchaser advances 80% of the net face amount of qualified invoices and remits the remaining 20%, less its fees, upon collection of the invoice in full.  The Company is obligated to repay the Purchaser for invoices not paid within 90 days.  The Purchaser’s fees are based on a rate of .07% per day.  The Agreement is collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary.  At June 30, 2003, the uncollected balance of customer invoices sold to the Purchaser amounted to approximately $763,000.  Interest expense related to this agreement amounted to $53,000 for the six months ended June 30, 2003.

c) Halco Note

As a condition to the closing of the Stonehouse Acquisition, the Company issued an 8% convertible subordinated promissory note (the “Halco Note”) to Halco Investments L.C. (“Halco”) in the principal amount of $3.1 million.  The Halco Note replaced a note previously issued to Halco in the principal amount of $3.1 million, was convertible at the Company’s option at any time prior to maturity on November 20, 2006 and after the date on which the Company received a notice of delisting from AMEX, in each case, only to the extent deemed necessary to maintain the Company’s listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company’s common stock on AMEX on the trading day immediately prior to the date of conversion.  The Halco Note was convertible at the holder’s option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of the Company’s common stock on the trading day immediately prior to the date of conversion.  Effective March 28, 2003, Halco converted the Halco Note, plus approximately $200,000 of accrued interest, into 11,015,048 newly issued shares of common stock based upon a conversion price of $.30 per share.  The closing market price of nStor common stock on March 27, 2003 was $.27 per share.

(6)  FAIR VALUE OF OPTION GRANTED TO CUSTOMER

In connection with a Reseller Agreement with a wholly-owed subsidiary of Pacific Electric Wire & Cable Co., Ltd (“PEWC”), effective March 1, 2002, the Company granted a subsidiary of PEWC an option to purchase up to thirty (30) million shares of the Company’s common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $670,000 as of the date of grant (subsequently adjusted to $600,000 in the fourth quarter of 2002) based on the Black-Scholes option-pricing model and other provisions of SFAS No. 123, "Accounting for Stock Based Compensation", and related EITF guidance.  This amount was recorded as an expense in the accompanying Statements of Operations for the six months ended March 31, 2002.  The option expired unexercised on November 30, 2002.

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

As of December 31, 2002, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $70.5 million and approximately $13.1 million for California tax purposes, expiring from 2006 through 2022 and 2004 through 2013, respectively.  In addition, the Company has research and development tax credit carryforwards of approximately $1.6 million, which expire from 2003 through 2022 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 2002, which may be used indefinitely to reduce regular federal income taxes.

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

At June 30, 2003 and December 31, 2002, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL’s will not be realized based on recent operating results.

(8)  SEGMENT INFORMATION AND SALES TO SIGNIFICANT CUSTOMERS

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the three months ended June 30, 2003, sales to three customers accounted for 12%, 19% and 23% of the Company's Storage Solutions sales and sales to three customers accounted for 12%, 15% and 19% of the Company's Telemanagement Solutions.  During the six months ended June 30, 2003, sales to three customers accounted for 13%, 17% and 25% of the Company’s Storage Solutions sales and sales to two customers accounted for 11% and 23% of the Company’s Telemanagement Solutions sales.  During the 2002 periods, the Company’s Storage Solutions sales included sales to two customers accounting for 15% and 40% of the Company’s quarterly sales and a single customer accounted for 34% of the six-month period.  For the three and six months ended June 30, 2003, Storage Solutions sales to geographic areas other than the United States, principally the Pacific Rim, aggregated 42% and 32%, respectively.  Sales to geographic areas other than the United States were not significant during the three and six months ended June 30, 2003.

Presented below is selected financial information for the two segments in which the Company currently operates (in thousands). The Storage Solutions segment includes all corporate revenues and expenses except those specifically attributable to the Telemanagement Solutions segment. Since the Stonehouse Acquisition occurred in June 2002, segment information for the 2002 periods for Telemanagement Solutions represents only the month of June.

	2003			2002

	Three Months	Six Months		Three Months	Six Months

Storage Solutions:
Revenues	$1,617	$2,804		$2,028	$3,587
Gross margin (loss)	$489	$774		$(96)	$(212)
Net loss	$(1,196)	$(2,600	)(a)	$(1,794)	$(6,596)

Telemanagement Solutions:
Revenues	$1,174	$2,321		$423	$423
Gross margin	$678	$1,254		$196	$196
Net loss	$(391)	$(622	)(b)	$(12)	$(12)

Totals:
Revenues	$2,791	$5,125		$2,451	$4,010
Gross margin (loss)	$1,167	$2,028		$100	$(16)
Net loss	$(1,587)	$(3,222	)(c)	$(1,806)	$(6,608)

(a) Includes non-cash charge of $75,000 attributable to stock-based compensation
(b) Includes non-cash charge of $700,000 attributable to stock-based compensation
(c) Includes non-cash charge of $775,000 attributable to stock-based compensation

(9)  DEFERRED STOCK COMPENSATION

In connection with employment agreements effective as of March 1, 2003, Stonehouse granted options to purchase shares of common stock of Stonehouse, which would result in two of its employees, including its new President and Chief Operating Officer, holding a minority interest in Stonehouse upon the exercise of any or all of the vested options.  The intrinsic value of the options, valued at $830,000, was based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options.  The intrinsic value is reflected in shareholders' equity as a charge to deferred stock compensation and is being amortized over the vesting period of the options.  Amortization of $467,000 and $700,000 is included in Stock-Based Compensation in the accompanying Statements of Operations, during the three and six months ended June 30, 2003, respectively.  The $130,000 in unamortized deferred stock compensation as of June 30, 2003 will be amortized through May 2007.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Forward-Looking Statements

With the exception of the discussion regarding historical information, “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements.  Such statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, timing and volume of sales orders, our inability to improve the gross margin on our products, material cost fluctuations, competitive factors, dependence upon third-party vendors, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the technology industry and the economy in general, legal proceedings and other risks detailed in our periodic report filings with the Securities and Exchange Commission (SEC).  Historical results are not necessarily indicative of the operating results for any future period.

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

Results of Operations

Three and Six Months Ended June 30, 2003 vs. June 30, 2002

For the three months ended June 30, 2003, our net loss decreased to $1.6 million from a $1.8 million net loss during the comparable quarter in 2002.  The current quarter’s operating results reflects a $542,000 non-cash charge for stock-based compensation (see Note 9 to Consolidated Financial Statements).  The 2002 operating results include a $206,000 gain on marketable securities (see Note 3 to Consolidated Financial Statements).

For the six months ended June 30, 2003, our net loss decreased to $3.2 million from a net loss of $6.6 million in 2002.  The 2003 results of operations reflects a $775,000 non-cash charge for stock-based compensation (see Note 9 to Consolidated Financial Statements).  The 2002 six-month period included a $1.1 million gain on the sale of marketable securities and a $670,000 non-cash charge for the fair value of an option granted to a customer (see Notes 3 and 6 to Consolidated Financial Statements).

            Sales

Sales for the three and six months ended June 30, 2003 increased to $2.8 million and $5.1 million, respectively, from $2.5 million and $4 million in the 2002 periods.  The increase is attributable to a full three and six months of Telemanagement Solutions sales, partially offset by a decrease of $411,000 and $783,000 in our Storage Solutions sales for the three and six months periods, respectively, reflecting the global economic downturn causing customer delays in acquiring technology and other capital equipment (see Note 8 to Consolidated Financial Statements for a discussion of sales by business segments and sales to significant customers).  However, the current second quarter’s Storage Solutions sales reflects a $430,000 or 36% increase over the first quarter’s Storage Solutions sales.

During the six months ended June 30, 2003, 24% of our Storage Solutions sales were direct sales to end users and 76% were indirect sales to OEMs and other channel business, compared to 44% and 56%, respectively, during the 2002 comparable period.  The increase in our indirect sales as a percentage of our total sales reflects our continued commitment to provide greater technological marketing and sales support to our indirect sales function.

            Cost of Sales/Gross Margins

Gross margins realized by our Storage Solutions business for the three and six months ended June 30, 2003 improved to 30% and 28%, respectively, as compared to 4% and 0% for the 2002 periods.  This improvement reflects significantly lower material costs attributable to the commencement during the 2002 third quarter of (i) outsourcing the manufacturing of our products and (ii) shipments of our new 4000 Series storage systems.  Positive gross margins were not achieved during the first six months of 2002 primarily due to (i) economies of scale attributable to the level of fixed costs inherent in our operations, and (ii) the price we paid for certain materials in connection with our 3000 Series storage systems prior to the commencement of our manufacturing outsource agreement for our 4000 Series.

Gross margins realized by our Telemanagement Solutions business for the three and six months ended June 30, 2003 were 58% and 54%, respectively.  Combined gross margins for our Storage Solutions business and our Telemanagement Solutions business for the three and six months ended June 30, 2003 amounted to 42% and 40%, respectively.

Gross margins are dependent, in part, on product mix, which fluctuates from time to time.  Material costs associated with our Storage Solutions business are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

            Operating Expenses

                        Selling, General and Administrative (SG&A)

SG&A increased to $1.3 million and $2.7 million for the three and six months ended June 30, 2003, respectively, from $1.1 million and $2.6 million for the 2002 periods.  The increase in SG&A reflects a full six months of operations from our Telemanagement Solutions business, substantially offset by a $180,000 and $870,000 decline in SG&A attributable to our Storage Solutions business during the three and six months ended June 30, 2003, respectively.  The decrease in Storage Solutions SG&A is primarily the result of our overall work force reduction and related costs, including occupancy expenses.  During the second half of 2002, we phased out our manufacturing facility in connection with the manufacturing outsource contract, and relocated our executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California.

                        Research and Development (R&D)

R&D expenses for the three months ended June 30, 2003 and 2002 were relatively comparable at $622,000 and $650,000, respectively.  R&D for the 2003 six month period decreased to $1.2 million from $1.4 million in 2002, primarily attributable to a reduction in R&D costs associated with our Storage Solutions business following the development of our 4000 Series of storage systems.

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs incurred by our Telemanagement Solutions business relate to the development of our MONIESWebâsoftware and were expensed as incurred until technological feasibility was established in 2002.  Thereafter, software development costs were capitalized until the product was available for general release to customers in June 2003, at which time we began to amortize capitalized software development costs based on the greater of (i) the estimated economic life on the straight–line method, or (ii) the ratio that current revenues attributable to MONIESWebârevenues bears to total current and estimated future revenues for MONIESWeb®.  During the three and six months ended June 30, 2003, certain capitalized software development costs associated with MONIESWebâsoftware amounted to $147,000 and $350,000, respectively.  In June 2003, $12,000 of software development costs were expensed to cost of sales.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive in both our businesses.

                        Depreciation and Amortization

Depreciation and amortization decreased to $123,000 and $245,000 for the three and six months ended June 30, 2003, respectively, from $350,000 and $593,000 for the 2002 periods, primarily the result of a decline in depreciation expense for our Storage Solutions business, partially offset by $92,000 and $183,000, respectively, of amortization of other intangible assets resulting from our Stonehouse Acquisition (See Note 2 to Consolidated Financial Statements).

            Interest Expense

Interest expense increased to $158,000 and $398,000 for the three and six months ended June 30, 2003, respectively, from $120,000 and $257,000 for the 2002 periods, principally attributable to higher average borrowings.  During March and June 2003, an aggregate of $6.5 million of borrowings was converted to common stock (see Note 5 to Consolidated Financial Statements).  As a result, we expect interest expense to decline during the remainder of 2003.

Liquidity and Capital Resources

We have received a "going-concern" opinion from our auditors for the last three fiscal years ended December 31, 2002.  As more fully described in Note 1 to the Consolidated Financial Statements, our recurring net losses,  negative cash flows from operating activities and negative working capital raise substantial doubt about our ability to continue as a going concern. A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have, however, devoted substantial efforts to: (i) streamline our operations; (ii) establish the foundation for increasing future sales revenues and generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover our working capital needs.  For a description of these efforts, see Note 1 to Consolidated Financial Statements.

At the current sales level, we have insufficient liquidity to fund our operating needs for the next twelve months; however, we believe that a reasonable increase in our future sales revenues would provide sufficient working capital to fund our operations during the next twelve months.  There can be no assurance, however, that we will be able to realize an increase in sales revenues.  If additional funds are required to finance our working capital needs, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside our control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

Consolidated Statements of Cash Flows

            Operating Activities

Net cash used in operating activities for the six months ended June 30, 2003 amounted to $3 million and primarily consisted of a $2.1 million loss from operations (before changes in assets and liabilities) and an aggregate increase in inventory and accounts receivable of $832,000.  Net cash provided by operating activities in the 2002 period amounted to $642,000.  The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $877,000, net of $3.1 million in cash proceeds from the sale of marketable securities, which was more than offset by an aggregate decrease in inventories and accounts receivable of $1.4 million.

            Investing Activities

Net cash used by investing activities for the six months ended June 30, 2003 amounted to $448,000 and consisted of $350,000 of capitalized software development costs for our Telemanagement Solutions business and $98,000 in purchases of property and equipment.  Net cash provided by investing activities during the six months ended June 30, 2002 of $223,000 was the result of our acquisition of Stonehouse in which we acquired $298,000 in cash, partially offset by $75,000 in purchases of property and equipment.

            Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2003 amounted to $3.9 million of net proceeds in borrowings from investors (including $1.2 million from Mr. Levy).  Net cash used in financing activities for the 2002 period amounted to $1 million resulting from a $2.5 million net reduction in our revolving credit facility, partially offset by  $1.5 million in borrowings from Mr. Levy.

American Stock Exchange (AMEX)

In May 2002, we received correspondence from AMEX regarding the potential delisting of our common stock from AMEX due to our failure to meet certain of AMEX’s continued listing standards, related to minimum shareholders’ equity and our ability to continue operations and/or meet our obligations as they mature.  In June 2002, we submitted a plan and supporting documentation (the “Plan”) to AMEX to demonstrate our ability to regain compliance.  In August 2002, AMEX notified us that it had accepted our Plan and granted us an extension through June 30, 2003 within which we were required to regain compliance.  On July 31, 2003, AMEX notified us that we had complied with the requirements necessary for continued listing on AMEX.

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

Our allocation of the Stonehouse purchase price included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with SFAS No. 141, “Business Combinations”.  These values were based on a valuation analysis completed by an independent valuation firm.  In addition, we have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 4 to Consolidated Financial Statements).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate revolving credit facility for our Telemanagement Solutions business ($229,000 outstanding balance at June 30, 2003).  Therefore, we are subject to market risk arising from increases to the prime rate.

Item 4. CONTROLS AND PROCEDURES

(a) Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, these officers have concluded that as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Effective June 13, 2003, certain private investors converted an aggregate of $3.2 million in convertible notes receivable from us into 10,666,668 newly issued shares of nStor common stock based on a conversion price of $.30 per share.  The proceeds from these notes were used for working capital purposes.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
4.1	8% Convertible Promissory Note for $500,000, dated April 30, 2003, between Registrant and Bernard Marden.

10.1	Promissory Note for $2,806,744, dated June 30, 2003, between Registrant and Hilcoast Development Corp.

10.2	Promissory Note for $540,000, dated April 23, 2003, between Registrant and Cenvill Recreation, Inc.

10.3	Letter Agreement between Registrant and Cenvill Recreation, Inc., dated May 31, 2003 regarding amendments to a $560,000 Promissory Note dated December 30, 2002.

10.4	Letter Agreement between Registrant and H. Irwin Levy, dated June 30, 2003 regarding amendments to a $650,000 10% Convertible Subordinated Promissory Note between Registrant and Mr. Levy.

10.5	Employment Agreement between Mardan Afrasiabi and Stonehouse Technologies, Inc., dated as of March 1, 2003.

10.6	Non-Qualified Stock Option Agreement between Mardan Afrasiabi and Stonehouse Technologies, Inc., dated as of March 1, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, H. Irwin Levy on August 4, 2003.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber on August 4, 2003.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, H. Irwin Levy on August 4, 2003.

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber on August 4, 2003.

(b)	Reports on Form 8-K:

A report on Form 8-K dated May 14, 2003 was filed on May 15, 2003 reporting under Item 7 –
Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its press release dated May 14, 2003 announcing its financial results for the first quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

(Registrant)

Date: August 5, 2003	By: /s/ THOMAS L. GRUBER

Thomas L Gruber Acting President, Chief Operating and Financial Officer