Form 10-Q
period 2003-09-30
NSTOR TECHNOLOGIES INC
filed 2003-11-12
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

The number of shares outstanding of each of the registrant’s Common Stock, par value $0.05 per share, as of October 30, 2003 was 165,062,339 shares.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,
	2003	December 31,
	(unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$318	$293
Accounts receivable, net	1,315	934
Inventories	1,625	1,079
Prepaid expenses and other	314	224

Total current assets	3,572	2,530

Property and equipment, net of $186 and $88 of accumulated depreciation	359	303
Goodwill and other intangible assets, net of $1,296 and $1,021 of accumulated amortization	11,380	11,349

	$15,311	$14,182

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$5,523	$3,398
Other	790	1,486
Accounts payable and other	2,835	3,177
Deferred revenue	1,284	1,401

Total current liabilities	10,432	9,462

Long-term debt	--	3,100

Total liabilities	10,432	12,562

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,060,839 and 142,076,947 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	8,252	7,103
Deferred stock compensation	(122)	--
Additional paid-in capital	108,439	101,847
Deficit	(111,690)	(107,330)

Total shareholders’ equity	4,879	1,620

	$15,311	$14,182

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales	$3,931	$3,494	$9,056	$7,504
Cost of sales	2,585	2,084	5,682	6,110

Gross margin	1,346	1,410	3,374	1,394

Operating expenses:
Selling, general and administrative	1,418	1,278	4,086	3,923
Research and development	752	1,035	1,964	2,422
Stock-based compensation (1)	8	--	783	--
Depreciation and amortization	128	392	373	985

Total operating expenses	2,306	2,705	7,206	7,330

Loss from operations	(960)	(1,295)	(3,832)	(5,936)

Interest expense	(154)	(171)	(552)	(428)
Realized losses on marketable securities	--	--	--	(1,123)
Fair value of option granted to customer	--	--	--	(670)
Other (expense) income, net	(24)	866	24	949

Net loss	$(1,138)	$(600)	$(4,360)	$(7,208)

Basic and diluted net loss per common share	$(.01)	$(.00)	$(.03)	$(.06)

Weighted average number of common shares considered outstanding, basic and diluted	164,284,703	137,549,920	154,130,219	124,574,356

(1)  If stock-based compensation were not reported separately, the compensation expense would be included in selling, general and administrative.

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

			Deferred
			Stock	Additional
	Common Stock		Compen-	Paid-In

	Shares	Amount	sation	Capital	Deficit	Total

Balances, December 31, 2002	142,076,947	$7,103	$--	$101,847	$(107,330)	$1,620

Issuance of common stock in satisfaction of convertible notes and accrued interest	22,405,028	1,120		5,594		6,714

Deferred stock compensation			(830)	830		--

Amortization of deferred stock compensation			708			708

Exercise of stock options	578,864	14		83		97

Fair value of warrants issued in connection with borrowings				14		14

Fair value of options granted		15		71		86

Net loss for the nine months ended September 30, 2003					(4,360)	(4,360)

Balances, September 30, 2003	165,060,839	$8,252	$(122)	$108,439	$(111,690)	$4,879

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,360)	$(7,208)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	783	--
Depreciation and amortization	373	985
Provision for inventory reserve	132	(52)
Proceeds from the sale of marketable securities	--	3,132
Realized losses on the sale of marketable securities	--	1,123
Fair value of option granted to customer	--	670
Provision for uncollectable accounts	(70)	77
Amortization of capitalized software development costs	43	--
Other income	(27)	(949)
Other	14	--
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in accounts receivable	(311)	1,765
(Increase) decrease in inventories	(678)	979
Increase in prepaid expenses and other	(82)	(31)
Increase (decrease) in deferred revenue, accounts payable and other liabilities	232	(351)

Net cash (used in) provided by operating activities	(3,951)	140

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(349)	--
Additions to property and equipment	(154)	(121)
Cash acquired in acquisition	--	298

Net cash (used in) provided by investing activities	(503)	177

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (net of repayments) of revolving credit facilities	29	(2,991)
Additions to other borrowings	6,407	2,472
Repayments on other borrowings	(2,054)	--
Proceeds from exercise of stock options	97	--

Net cash provided by (used in) financing activities	4,479	(519)

Net increase (decrease) in cash and cash equivalents during the period	25	(202)

Cash and cash equivalents at the beginning of the period	293	857

Cash and cash equivalents at the end of the period	$318	$655

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$186	$235

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

NON-CASH INVESTING ACTIVITIES:
Acquisition:
Fair value of assets acquired	$--	$11,081
Liabilities assumed or incurred	--	(3,001)
Common and preferred stock issued	--	(8,378)

Cash acquired	$--	$(298)

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of convertible notes and accrued interest	$6,714	$--

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

            Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses of $4.4 million for the nine months ended September 30, 2003 and $8 million and $14 million for the years ended December 31, 2002 and 2001, respectively, as well as negative cash flows from operating activities during those periods.  In addition, the Company has negative working capital of $6.9 million as of September 30, 2003, which includes borrowings of $5.5 million from H. Irwin Levy, the Company’s Chairman of the Board, Chief Executive Officer and a significant shareholder, or companies controlled by Mr. Levy (collectively, "Mr. Levy").  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has, however, achieved certain success as a result of its substantial efforts to: (i) streamline its operations; (ii) establish the foundation for increasing future sales revenues and generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.

These efforts include cost reductions achieved from outsourcing the manufacturing of the Company's external data storage products (“Storage Solutions”) since mid 2002 and from the relocation of the Company’s executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing contract has produced a significant improvement in gross margins by lowering manufacturing costs.  During the first nine months of 2003, the Company’s Storage Solutions gross margin increased to 27% compared to 9% during the corresponding period of 2002.  In addition, the outsourcing allowed the Company to reduce its overall operating costs, principally as a result of the phase out of the Company's manufacturing facility during the 2002 third quarter.  The Company has also reduced its direct sales personnel and other costs as part of its strategy to provide greater emphasis on indirect customer channels (original equipment manufacturers (OEMs), resellers and system integrators (SIs)) and to provide certain cost efficiencies.

Since January 1, 2001 and through October 31, 2003, the Company obtained $26.1 million of equity and debt financing from private investors.  Of these amounts, (i) $12.1 million was received in 2001 from Maurice Halperin, the Company's Chairman of the Board until his death in April 2003, and a principal shareholder, or companies controlled by Mr. Halperin (collectively "Mr. Halperin") consisting of $6 million in cash and $6.1 million in marketable securities (see Note 3 to Consolidated Financial Statements); (ii) $8.4 million from Mr. Levy; and (iii) $4.1 million from Bernard Marden, a shareholder who beneficially owns in excess of 10% of the Company's common stock, or a trust controlled by Mr. Marden (collectively "Mr. Marden").  In addition, in connection with the Company’s outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million letter of credit (“LC”), subsequently reduced to $500,000, for the benefit of the contractor (see Note 5 to Consolidated Financial Statements).

During the nine months ended September 30, 2003, the Company converted an aggregate of $6.7 million of borrowings (including $214,000 in accrued interest) into 22,405,028 shares of the Company’s common stock, of which $2.9 million originated as borrowings during 2003.

In November 2003, the Company entered into an Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its accounts receivables related to its Storage Solutions business (see Note 5 to Consolidated Financial Statements).  This Agreement replaced an Agreement For Purchase of Accounts with a different financial institution that provided for a $750,000 line of credit under which the Company sold customer invoices to the financial institution.

During 2003, the Company’s Storage Solutions business has experienced a significant increase in quarter-to-quarter sales activity.  This increase resulted in the Company realizing $2.8 million of Storage Solutions sales for the third quarter of 2003, which approximated Storage Solutions sales for the entire first six months of 2003.  Although sales levels have increased significantly during 2003, at the current sales level, the Company has insufficient liquidity to fund its operating needs for the next twelve months; however, the Company believes that a reasonable increase in its future sales revenues would provide sufficient working capital to fund its operations during the next twelve months.  There can be no assurance, however, that the Company will be able to continue to increase its sales revenues.  If additional funds are required to finance the Company’s working capital needs, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside of the Company’s control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

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

                        Telemanagement Solutions

In accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed.  Revenues on long-term development contracts are deferred at time of sale and, using the percentage-of-completion method, are recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

            Indemnification Arrangements and Guarantees

The Company adopted FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” effective January 1, 2003.  FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The following disclosures are made with respect to the Company’s product warranties, guarantees and various indemnification arrangements.

The Company’s standard warranty for its Storage Solutions business is a three-year return-to-factory policy which covers both parts and labor.  Warranties provided by manufacturers for products the Company distributes, including a five-year warranty for disk drives, are passed on to the customer.  Although the Company has not experienced material warranty claims in the past, there can be no assurance that future warranty claims will not have a material adverse effect on the Company’s future financial condition and operating results.

In November 2003, nStor Technologies, Inc. became the guarantor for its Storage Solutions subsidiary indebtedness under an Accounts Receivable Purchase Agreement (see Note 5 to Consolidated Financial Statements).  Under FIN 45, a parent’s guarantee of its subsidiary debt to a third party does not require recognition as a liability.  Under the Purchase Agreement, the Company is obligated to repay the financial institution for the unpaid balance of any purchased receivables not paid within 90 days.

The Company may undertake indemnification obligations in the ordinary course of business related to its products, the licensing of its software and the issuance of its securities.  Under these arrangements, the Company may agree to indemnify other parties, such as business partners,  customers, and underwriters, for certain  losses  suffered,  claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws.  The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations.  Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the nature and amount of damages claimed and the willingness of the parties to reach a settlement.  Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its result of operations.

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

The Company granted options to purchase 340,000 and 4,519,000 shares of common stock during the three months ended September 30, 2003 and 2002, respectively.  During the nine months ended September 30, 2003 and 2002, the Company granted options to purchase 1,555,000 shares of common stock (including 700,000 shares to Mr. Levy) and 4,559,000 shares of common stock, respectively. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk free interest rates	1.31%-3.52%	3.07%-3.65%	1.31%-3.52%	3.07%-4.50%
Expected lives (in years)	1.5-5	5	1.5-5	5
Expected volatility	85.06%-89.89%	93.83%-95.10%	80.02%-89.89%	90.88%-95.1%
Expected dividend yield	0%	0%	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(1,138)	$(600)	$(4,360)	$(7,208)
Add total stock-based employee compensation expense using the fair value method	(234)	(18)	(392)	(354)

Pro forma	$(1,372)	$(618)	$(4,752)	$(7,562)

Basic and diluted net loss per common share:
As reported	$(.01)	$(.00)	$(.03)	$(.06)
Pro forma	$(.01)	$(.00)	$(.03)	$(.06)

            Recent Authoritative Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position.  Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  The Company’s adoption of this statement during the third quarter of 2003 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued EITF (Emerging Issues Task Force) 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.  EITF 03-5 reached the conclusion that in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included within the scope of SOP (Statement of Position) 97-2, “Software Revenue Recognition”.  The Company’s adoption of this EITF during the third quarter of 2003 did not have a material effect on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  Provisions of FIN No. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.  The Company's adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003).  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company’s adoption of this statement in January 2003 did not have a material effect on the Company’s financial position or results of operations.

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

(2)  ACQUISITION

            Terms of the Acquisition

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Texas-based Stonehouse from Pacific Technology Group, Inc. (“PTG”), a subsidiary of Pacific USA Holdings Corp (“PUSA”)(the “Acquisition”).  See Note 1 to Consolidated Financial Statements for a description of the business conducted by Stonehouse.  The purchase price of $8.9 million, including $541,000 in transaction costs, was based upon a market value of $.31 per share, the average of the Company’s closing market prices for the four days before and after the terms of the Acquisition were agreed to (April 30, 2002), and consisted of the issuance of 22.5 million shares of the Company’s common stock and 1,000 shares of the Company’s Series L Convertible Preferred Stock.  The Series L Convertible Preferred Stock was converted into 4,527,027 shares of common stock following shareholder approval on October 8, 2002.  In addition, the Company was obligated to issue additional shares of common stock based on an earn-out provision, whereby in the event Stonehouse’s pretax income (defined in the Stock Purchase Agreement as “Net Revenues”) exceeded $1 million for the four consecutive calendar quarters ended September 30, 2003, the Company would have been required to issue to PTG that number of additional shares of common stock equal to the product of 27.027 and the amount of Net Revenues in excess of $1 million, up to a maximum of 8,687,258 additional common shares.  At September 30, 2003, there was no basis for the Company to record a liability related to the earn-out provision.

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

(3)  TRADING MARKETABLE SECURITIES

At December 31, 2001, the Company held $4.3 million in marketable securities, (representing securities originally received from Mr. Halperin – see Note 1 to Consolidated Financial Statements), consisting of 431,114 shares of American Realty Investors Inc. (“ARL”).  Due to ARL’s low trading volume, the Company’s ability to sell or borrow against the ARL holdings was extremely limited.  In February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp. ("Hilcoast"), entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of approximately $1.5 million on the respective purchase dates for an aggregate purchase price of approximately $1.2 million.  In connection therewith, Hilcoast granted the Company four-month options to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the “Options”).  In April 2002, the Company received $206,000 in cash proceeds from the exercise of the Options.  In February and March 2002, the Company sold 183,000 shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of approximately $1.3 million, which approximated ARL’s quoted value on the respective purchase dates.  As a result of the ARL sales in 2002, the Company realized a loss of approximately $1.1 million during the nine months ended September 30, 2002, net of the $206,000 gain resulting from the exercise of the Options.

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

As of September 30, 2003, the carrying amount of the Company’s goodwill, other intangible assets and capitalized software development costs included the following by business segments (in thousands):

	Goodwill	Other Intangible Assets	Capitalized Software Development Costs	Total

Storage Solutions:
Balances at December 31, 2002	$1,989	$--	$--	$1,989

Telemanagement Solutions: (a)
Balances at December 31, 2002	6,474	2,586	300	9,360
Additional capitalized software
development costs	--	--	349	349
Amortization	--	(275)	(43)	(318)

Balances at September 30, 2003	$8,463	$2,311	$606	$11,380

___________
a)  See Note 2 to Consolidated Financial Statements.

Amortization of other intangible assets acquired in the Stonehouse Acquisition was $92,000 and $275,000 for the three and nine months ended June 30, 2002, respectively.

(5)  BORROWINGS

The Company's borrowings consisted of the following (in thousands):

	September 30,
	2003	December 31,
	(unaudited)	2002

Current:
Affiliate - Notes payable to Mr. Levy, interest ranging from 8-10% per annum, payable primarily at maturity, principally on December 31, 2003 (a)	$5,523	$3,398

Other - Notes payable, interest principally at 8% per annum, maturing through September 2004 (b)	790	1,486

	$6,313	$4,884

Long-Term:

Halco Note, converted into common stock in March 2003 (c)	$--	$3,100

a) Mr. Levy

At December 31, 2002, notes payable to Mr. Levy amounted to $3.4 million.  During the nine months ended September 30, 2003, Mr. Levy advanced an additional $1.8 million (net of $1.4 million in repayments and a $200,000 convertible note that was converted into common stock).  In connection with an extension of the maturity date to December 31, 2003 on $4.4 million of these notes, accrued interest in the amount of $375,000 was added to the outstanding principal balance.

Included in borrowings from Mr. Levy at September 30, 2003 is an $818,000 note which is convertible at the Company’s option (the “Conversion Option”) at any time prior to maturity (December 31, 2003) and after the date on which the Company receives notice of delisting from the American Stock Exchange (“AMEX”), and only to the extent deemed necessary to maintain the Company’s listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company’s common stock on the trading day immediately prior to the date of conversion.  Based on recent notification from AMEX that the Company had complied with the requirements necessary for continued listing on AMEX, the Company does not expect to exercise the Conversion Option.  The note was originally collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary; however, in March 2003, the collateral was relinquished by Mr. Levy.

Also included in borrowings from Mr. Levy at September 30, 2003 is a $175,000 note, which is convertible at Mr. Levy’s option into nStor common stock at a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

In September 2003, Mr. Levy converted a $200,000 convertible note, plus approximately $10,000 in accrued interest, into 723,313 shares of newly issued common stock based on the contractual conversion price of  $.29 per share.

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

b) Other

At December 31, 2002, Mr. Marden was the holder of a $450,000 promissory note, which was payable March 15, 2003, was convertible at Mr. Marden's request at any time prior to maturity into shares of the Company’s common stock based on a conversion price of $.40 per share, and which was collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary.  In January and February 2003, Mr. Marden advanced the Company an additional $700,000 under an 8% convertible promissory note which was convertible at Mr. Marden's option at any time prior to maturity into shares of (i) nStor common stock based on a conversion price of $.29 per share (the closing market price on the date of the note) or (ii) Stonehouse common stock based on a conversion price of $.5625 per share.  During March and April 2003, Mr. Marden loaned the Company an additional $1.5 million, and together with the aforementioned $1.2 million in existing notes (including approximately $50,000 in accrued interest) (collectively, the "Marden Notes"), aggregating $2.7 million, agreed to new notes with the following terms: (i) interest at 8% per annum, payable quarterly, (ii) convertible at any time prior to maturity on April 1, 2004 into shares of nStor common stock based on a conversion price of $.30 per share; and (iii) collateralized principally by nStor's ownership interest in Stonehouse and the intellectual property and other intangible assets of the Company’s Storage Solutions business.  The closing market price of nStor common stock on March 14, 2003, the date of Mr. Marden’s loan commitment, was $.26.

Effective June 13, 2003, Mr. Marden and two other private investors with notes totaling $500,000, having the same terms as the Marden Notes, converted their respective notes (aggregating $3.2 million) into 10,666,666 shares of newly issued common stock based on the contractual conversion price of $.30 per share.

In September 2003, Mr. Marden and another private investor loaned $175,000 and $150,000, respectively, under convertible notes, which are convertible at the holders’ request into the Company’s common stock based on a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

In connection with certain borrowings from Mr. Marden during 2003, the Company issued warrants to purchase an aggregate of 125,000 shares of the Company’s common stock exercisable upon issuance at an exercise price of $.25 per share and expiring on December 31, 2005.  The warrants were valued based on the Black-Scholes option-pricing model as of the dates of issuance at an aggregate of $13,000 and were recorded as a discount to the notes.

In July 2003, Stonehouse entered into an asset-based revolving line of credit with a financial institution (the “Credit Facility”), which provides for Stonehouse to borrow up to $500,000 based on specified percentages of eligible receivables.  The Credit Facility bears interest at Prime + 1.75% per annum with a 6.5% floor (6.5% at September 30, 2003), is collateralized by all of Stonehouse’s assets, and matures on July 10, 2004, but is payable on demand.  The Credit Facility replaced a previous line of credit and had an outstanding principal balance of $229,000 at September 30, 2003.

In November 2003, the Company entered into a one-year Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its Storage Solutions accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The Agreement is collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days.  This Agreement replaced a similar arrangement with another financial institution in effect since August 2002, for a $750,000 line of credit with fees of .07% per day.  At September 30, 2003, the uncollected balance of Purchased Receivables amounted to approximately $793,000.  Interest expense related to the replaced agreement amounted to $83,000 for the nine months ended September 30, 2003.

c) Halco Note

As a condition to the closing of the Stonehouse Acquisition, the Company issued a $3.1 million 8% convertible promissory note (the “Halco Note”) to Halco Investments L.C. (“Halco”).  The Halco Note replaced a $3.1 million note previously issued to Halco, was convertible at the Company’s option at any time prior to maturity on November 20, 2006 and after the date on which the Company received a notice of delisting from AMEX, in each case, only to the extent deemed necessary to maintain the Company’s listing on AMEX, at a per share conversion price equal to 85% of the closing bid price of the Company’s common stock on AMEX on the trading day immediately prior to the date of conversion.  The Halco Note was convertible at the holder’s option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of the Company’s common stock on the trading day immediately prior to the date of conversion.  Effective March 28, 2003, Halco converted the Halco Note, plus approximately $200,000 of accrued interest, into 11,015,048 newly issued shares of common stock based upon a conversion price of $.30 per share.   The closing market price of nStor common stock on March 27, 2003 was $.27 per share.

(6)  FAIR VALUE OF OPTION GRANTED TO CUSTOMER

In connection with a Reseller Agreement with a wholly-owed subsidiary of Pacific Electric Wire & Cable Co., Ltd (“PEWC”), effective March 1, 2002, the Company granted a subsidiary of PEWC an option to purchase up to thirty (30) million shares of the Company’s common stock based on an exercise price of $.40 per share, expiring on November 30, 2002. The option was valued at $670,000 as of the date of grant (subsequently adjusted to $600,000 in the fourth quarter of 2002) based on the Black-Scholes option-pricing model and other provisions of SFAS No. 123, "Accounting for Stock Based Compensation", and related EITF guidance.  This amount was recorded as an expense in the accompanying Statements of Operations for the nine months ended September 30, 2002.  The option expired unexercised on November 30, 2002.

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

As of December 31, 2002, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $71.5 million and approximately $15.2 million for California tax purposes, expiring from 2006 through 2022 and 2004 through 2013, respectively.  In addition, the Company has capital losses of approximately $2 million which expire in 2007, research and development tax credit carryforwards of approximately $1.6 million expiring from 2003 through 2022 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $.8 million, at December 31, 2002, which may be used indefinitely to reduce regular federal income taxes.

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

At September 30, 2003 and December 31, 2002, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL’s will not be realized based on recent operating results.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the three months ended September 30, 2003, sales to two customers accounted for 21% and 14% of the Company's Storage Solutions sales and sales to two customers accounted for 16% and 11% of the Company's Telemanagement Solutions sales.  During the nine months ended September 30, 2003, sales to three customers accounted for 17%, 16% and 12% of the Company’s Storage Solutions sales and sales to a single customer accounted for 21% of the Company’s Telemanagement Solutions sales.

During the 2002 periods, the Company’s Storage Solutions sales included sales to three customers accounting for 48%, 12% and 11% of the Company’s quarterly sales, and two customers accounted for 40% and 10% for the nine-month period.  Telemanagement Solutions included 28% of sales to a single customer for the three and nine months ended September 30, 2002.  Storage Solutions sales to geographic areas other than the United States, principally the Pacific Rim, aggregated 51% and 41%, respectively, for the three and nine months ended September 30, 2003.  Sales to geographic areas other than the United States were not significant during the three and nine months ended September 30, 2002.

Presented below is selected financial information for the two segments in which the Company currently operates (in thousands). The Storage Solutions segment includes all corporate revenues and expenses except those specifically attributable to the Telemanagement Solutions segment. Since the Stonehouse Acquisition occurred in June 2002, segment information for the 2002 nine-month period for Telemanagement Solutions represents four months.

	2003			2002

	Three Months	Nine Months		Three Months	Nine Months

Storage Solutions:
Revenues	$2,804	$5,608		$2,197	$5,784
Gross margin	$730	$1,504		$717	$504
Net loss	$(1,047)	$(3,647	)(a)	$(401)	$(7,032)

Telemanagement Solutions:
Revenues	$1,127	$3,448		$1,297	$1,720
Gross margin	$616	$1,870		$693	$890
Net loss	$(91)	$(713	)(b)	$(199)	$(176)

Totals:
Revenues	$3,931	$9,056		$3,494	$7,504
Gross margin	$1,346	$3,374		$1,410	$1,394
Net loss	$(1,138)	$(4,360	)(c)	$(600)	$(7,208)

(a) Includes non-cash charge of $75,000 attributable to stock-based compensation
(b) Includes non-cash charge of $708,000 attributable to stock-based compensation
(c) Includes non-cash charge of $783,000 attributable to stock-based compensation

(9)  DEFERRED STOCK COMPENSATION

In connection with employment agreements effective as of March 1, 2003, Stonehouse granted options to purchase shares of common stock of Stonehouse, which would result in two of its employees, including its new President and Chief Operating Officer, holding a minority interest in Stonehouse upon the exercise of any or all of the vested options.  The intrinsic value of the options, valued at $830,000, was based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options.  The intrinsic value is reflected in shareholders' equity as a charge to deferred stock compensation and is being amortized over the vesting period of the options.  Amortization of $8,000 and $708,000 is included in Stock-Based Compensation in the accompanying Statements of Operations, during the three and nine months ended September 30, 2003, respectively.  The $122,000 in unamortized deferred stock compensation as of September 30, 2003 will be amortized through May 2007.

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

Overview

Since June 1996, we have been a designer, developer and manufacturer of Storage Solutions. In June 2002, we entered the Telemanagement Solutions business with our acquisition of Stonehouse (See Note 2 to Consolidated Financial Statements). Accordingly, we believe that the nine month comparison between 2003 and 2002 may not be meaningful in certain respects.

Results of Operations

Three and Nine Months Ended September 30, 2003 vs. September 30, 2002

For the three months ended September 30, 2003, our net loss amounted to $1.1 million compared to a $600,000 net loss during the comparable quarter in 2002.  The 2002 operating results included Other Income of $866,000 principally consisting of reductions in certain liabilities to reflect the appropriate amount due, including the reclassification of reserves in connection with service contracts.

For the nine months ended September 30, 2003, our net loss decreased to $4.4 million from a net loss of $7.2 million in 2002.  The 2003 results of operations reflect a $783,000 non-cash charge for stock-based compensation (see Note 9 to Consolidated Financial Statements).  The 2002 nine-month period included a $1.1 million loss on the sale of marketable securities and a $670,000 non-cash charge for the fair value of an option granted to a customer (see Notes 3 and 6 to Consolidated Financial Statements).

            Sales

Sales for the three months ended September 30, 2003 increased to $3.9 million from $3.5 million in the 2002 period.  The increase is primarily attributable to a $607,000 increase in our Storage Solutions sales, partially offset by a decrease of $170,000 in our Telemanagement Solutions sales.  See Note 8 to Consolidated Financial Statements for a discussion  of sales by  business segments,  sales to  significant customers  and  geographic  sales  information.  During

2003, our Storage Solutions business has experienced a significant increase in quarter to quarter sales activity.  This increase resulted in our realizing $2.8 million of Storage Solutions sales for the current third quarter, which approximated Storage Solutions sales for the entire first six months of 2003.

Sales for the nine months ended September 30, 2003 increased to $9.1 million from $7.5 million in the 2002 period.  This increase is primarily attributable to a full nine months of Telemanagement Solutions sales, partially offset by a decrease of $176,000 in Storage Solutions Sales.

During the nine months ended September 30, 2003, 63% of our Storage Solutions sales were indirect sales to OEMs and other channel customers and 36% were direct sales to end users, compared to 65% and 33%, respectively, during the 2002 comparable period.

            Cost of Sales/Gross Margins

Gross margins realized by our Storage Solutions business for the three months ended September 30, 2003 decreased to 26% from 33% for the 2002 period.  This decline is primarily the result of sales of lower margined products to a significant international customer during the 2003 period.  In addition, during the 2002 period, the Company recovered approximately $300,000 in certain inventory reserves resulting from third quarter sales, which increased gross margins by 14% during that period.

Gross margins realized by our Storage Solutions business for the nine months ended September 30, 2003 improved to 27% from 9% for the 2002 period.  This improvement reflects significantly lower material costs attributable to the commencement during the 2002 third quarter of (i) outsourcing the manufacturing of our products and (ii) shipments of our new 4000 Series storage systems.  Positive gross margins were not achieved during the first six months of 2002 primarily due to (i) economies of scale attributable to the level of fixed costs inherent in our operations, and (ii) the price we paid for certain materials in connection with our 3000 Series storage systems prior to the commencement of our manufacturing outsource agreement for our 4000 Series.

Gross margins realized by our Telemanagement Solutions business for the three and nine months ended September 30, 2003 were 55% and 54%, respectively, compared to 53% and 52%, respectively, during the 2002 periods.  Combined gross margins for our Storage Solutions business and our Telemanagement Solutions business for the three and nine months ended September 30, 2003 amounted to 34% and 37%, respectively, as compared to 40% and 19%, respectively, for the 2002 periods.

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

            Operating Expenses

                        Selling, General and Administrative (SG&A)

SG&A increased to $1.4 million and $4.1 million for the three and nine months ended September 30, 2003, respectively, from $1.3 million and $3.9 million for the 2002 periods.  The $140,000 increase for the 2003 three-month period reflects increased selling and marketing costs for our Storage Solutions business in anticipation of the recent increased sales activity, which was substantially offset by an $84,000 reduction in SG&A attributable to our Telemanagement Solutions business.  The increase in SG&A for the nine-month period reflects a full nine months of operations from our Telemanagement Solutions business, which was substantially offset by a $713,000 decline in SG&A attributable to our  Storage Solutions business.  The decrease in Storage Solutions SG&A is primarily the result of our overall work force reduction and related costs, including occupancy expenses.  During the second half of 2002, we phased out our manufacturing facility in connection with the manufacturing outsource contract, and relocated our executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California.

                        Research and Development (R&D)

R&D expenses decreased to $752,000 and $2 million for the three and nine months ended September 30, 2003, respectively, from $1 million and $2.4 million for the 2002 periods, reflecting decreases for both our Storage Solutions and Telemanagement Solutions businesses.  R&D costs associated with our Storage Solutions have declined following the development of our 4000 Series of storage systems.  R&D expenses associated with our Telemanagement Solutions business are net of certain capitalized software development costs as discussed below.

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs incurred by our Telemanagement Solutions business relate to the development of our MONIES®10.0 software and were expensed as incurred until technological feasibility was established in October 2002.  Thereafter, software development costs were capitalized until the product was available for general release to customers in June 2003, at which time we began to amortize capitalized software development costs based on the greater of (i) the estimated economic life on the straight–line method, or (ii) the ratio that current revenues attributable to MONIES®10.0 revenues bears to total current and estimated future revenues for MONIES®10.0.  During the nine months ended September 30, 2003, capitalized software development costs amounted to $349,000.  During the three months ended September 30, 2003 and 2002, there were no software development costs capitalized.  Software development costs expensed to cost of sales during the three and nine months ended September 30, 2003 amounted to $32,000 and $43,000, respectively.  There were no such costs expensed to cost of sales during 2002.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues and, in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive in both our businesses.

                        Depreciation and Amortization

Depreciation and amortization decreased to $128,000 and $373,000 for the three and nine months ended September 30, 2003, respectively, from $392,000 and $985,000 for the 2002 periods, primarily the result of a decline in depreciation expense for our Storage Solutions business, partially offset by $92,000 and $275,000, respectively, of amortization of other intangible assets resulting from our Stonehouse Acquisition (See Note 2 to Consolidated Financial Statements).

            Interest Expense

Interest expense for the three months ended September 30, 2003 amounted to $154,000 compared to $171,000 during the 2002 period. Interest expense for the nine months ended September 30, 2003 increased to $552,000 from $428,000 in the 2002 period principally attributable to higher average borrowings.  During the nine months ended September 30, 2003, an aggregate of $6.7 million of borrowings was converted to common stock (see Note 5 to Consolidated Financial Statements).

Liquidity and Capital Resources

We have received a "going-concern" opinion from our auditors for the last three fiscal years ended December 31, 2002.  As more fully described in Note 1 to the Consolidated Financial Statements, our recurring net losses and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. A

"going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have, however, achieved certain success as a result of our substantial efforts to: (i) streamline our operations; (ii) establish the foundation for increasing future sales revenues and generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover our working capital needs.  For a description of these efforts, see Note 1 to Consolidated Financial Statements.

During 2003, our Storage Solutions business has experienced a significant increase in quarter to quarter sales activity.  This increase resulted in our realizing Storage Solutions sales for the third quarter of 2003, which approximated Storage Solutions sales for the entire first six months of 2003.  Although sales levels have increased significantly during 2003, at the current sales level, we have insufficient liquidity to fund our operating needs for the next twelve months; however, we believe that a reasonable increase in our future sales revenues would provide sufficient working capital to fund our operations during the next twelve months.  There can be no assurance, however, that we will be able to realize an increase in sales revenues.  If additional funds are required to finance our working capital needs, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside our control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

Consolidated Statements of Cash Flows

            Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2003 amounted to $4 million and primarily consisted of a $3.1 million loss from operations (before changes in assets and liabilities) and an aggregate increase in inventory and accounts receivable of $989,000.  Net cash provided by operating activities in the 2002 period amounted to $140,000.  The most significant use of cash was our loss from operations (before changes in assets and liabilities) of $2.2 million, net of $3.1 million in cash proceeds from the sale of marketable securities, which was more than offset by an aggregate decrease in inventories and accounts receivable of $2.7 million.

            Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2003 amounted to $503,000 and consisted of $349,000 of capitalized software development costs for our Telemanagement Solutions business and $154,000 in purchases of property and equipment.  Net cash provided by investing activities during the nine months ended September 30, 2002 of $177,000 was the result of our acquisition of Stonehouse in which we acquired $298,000 in cash, partially offset by $121,000 in purchases of property and equipment.

            Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2003 amounted to $4.5 million and principally consisted of net proceeds in borrowings from investors (including $1.8 million from Mr. Levy).  Net cash used in financing activities for the 2002 period amounted to $519,000 resulting from a $3 million net reduction in our revolving credit facility, partially offset by $2.5 million in borrowings from Mr. Levy.

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

Critical Accounting Policies and Estimates

Storage Solutions revenues are recognized as of the date shipments are made to customers, net of an allowance for returns.  Telemanagement Solutions revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Consulting revenues are recognized when services are performed.  Revenues on long-term development contracts are deferred at time of sale and,  using the percentage-of-completion method, are recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

R&D costs associated with our Telemanagement Solutions business for software production are expensed as incurred until technological feasibility is established. Thereafter, software production costs are capitalized until the product is available for general release to customers.  Amortization commences when the product is available for general release and is recorded as Cost of Sales rather than R&D costs. Capitalized software costs are amortized over the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues for the product bears to the total current and anticipated future revenues for the product.

Our allocation of the Stonehouse purchase price included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with SFAS No. 141, “Business Combinations”.  These values were based on a valuation analysis completed by an independent valuation firm.  Other intangible assets are amortized over the respective useful lives ranging from four to ten years.  In addition, we have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 4 to Consolidated Financial Statements).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate revolving credit facility for our Telemanagement Solutions business ($229,000 outstanding balance at September 30, 2003).  Therefore, we are subject to market risk arising from increases to the prime rate.

Item 4. CONTROLS AND PROCEDURES

(a) Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, these officers have concluded that as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Effective September 5, 2003, Mr. Levy converted a $200,000 convertible note receivable from us (including $10,000 of accrued interest) into 723,313 newly issued shares of nStor common stock based on a conversion price of $.29 per share.  The proceeds from these notes were used for working capital purposes.

During the three months ended September 30, 2003, we received an aggregate of $97,000 for the exercise of stock options to purchase 278,864 shares of newly issued common stock.  The proceeds from the exercise of these stock options were used for working capital purposes.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
4.1	8% Convertible Promissory Note for $175,000, dated September 8, 2003, between Registrant and Bernard Marden.

4.2	8% Convertible Promissory Note for $175,000, dated September 8, 2003, between Registrant and Cenvill Recreation, Inc.

4.3	8% Convertible Promissory Note for $150,000, dated September 11, 2003, between Registrant and Alan Miller.

10.1	Accounts Receivable Purchase Agreement between Registrant and Silicon Valley Bank.

10.2	Intellectual Property Security Agreement between Registrant and Silicon Valley Bank.

10.3	Promissory note for $1,000,000, dated June 30, 2003, between Registrant and Cenvill Recreation, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, H. Irwin Levy, on November 10, 2003.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber, on November 8, 2003.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, H. Irwin Levy, on November 10, 2003.

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber, on November 8, 2003.

(b)	Reports on Form 8-K:

A report on Form 8-K dated August 8, 2003 was filed on August 8, 2003 reporting under Item 7 –
Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its press release dated August 8, 2003 announcing its financial results for the second quarter ended June 30, 2003.

A report on Form 8-K dated September 17, 2003 was filed on September 17, 2003 reporting under Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 – Regulation FD Disclosure in which Registrant reported Analyst Presentation Slides in connection with presentations made by Registrant to certain analysts  September 17, 2003 through September 19, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

(Registrant)

Date: November 10, 2003	By: /s/ THOMAS L. GRUBER

Thomas L Gruber Acting President, Chief Operating and Financial Officer