Form 10-K
period 2003-12-31
NSTOR TECHNOLOGIES INC
filed 2004-03-30
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number 001-12895

nStor Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-2094565

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6190 Corte Del Cedro, Carlsbad, California	92009

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (760) 683-2500

Securities registered pursuant to Section 12(b) of the Act: None

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
HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share (Common Stock), was the only class of voting common equity of the Registrant outstanding on December 31, 2003.  Based on the last sales price of the Common Stock on the American Stock Exchange (AMEX) on June 30, 2003 ($.41), the aggregate market value of the approximately 38,880,000 shares of the voting Common Stock held by non-affiliates on that date was approximately $15.9 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.               [  ] Yes                [X] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the Registrant’s Common Stock, par value $0.05 per share, as of February 29, 2004 was 165,067,838 shares.

PART I

Item 1.   Business

GENERAL

nStor Technologies, Inc., through its wholly-owned subsidiary, nStor Corporation, Inc. is a supplier of flexible, high-performance and intelligent data storage solutions (Storage Solutions).  The Company’s product family includes application-driven storage platforms, Redundant Array of Independent Disks (RAID) controllers and storage management software. Since the Company’s June 2002 acquisition of Stonehouse Technologies, Inc. (Stonehouse), nStor is also a provider of telecommunications software and outsourcing solutions (Telemanagement Solutions) that help large enterprises, state and municipal governments, and other large organizations manage their telecommunications expenses, assets and processes.  Incorporated as a Delaware corporation in 1959, the Storage Solutions business was acquired in 1996. References in this Form 10-K to “we”, “our”, “us”, the “Company”, and “nStor” refer to nStor Technologies, Inc. and/or its consolidated subsidiaries.

Our Storage Solutions and support services safeguard vital information assets for data-intensive businesses while easing storage management challenges. Our goal is to reduce the complexity and cost of implementing networked storage, thereby providing simplicity and ease of operation, with low total cost of ownership and high return on investment.  Our products protect mission-critical data across a multitude of storage-intensive applications that require substantial storage performance and capacity such as document imaging, data warehousing, video and multimedia as well as transaction-intensive environments. As a result, our Storage Solutions form the storage foundation for businesses of all sizes as well as government agencies and universities.

Our offerings support a variety of operating environments, including Microsoft Windows, Linux, UNIX and Macintosh and utilize technology architectures such as Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), SCSI, and Serial ATA (SATA).  Our high-performance, scalable storage systems are marketed principally through a global network of original equipment manufacturers (OEM’s), value-added resellers (VAR’s) and systems integrators (SI’s), under the nStor brand or the unique brand of respective distribution partners.

Our Telemanagement Solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory, provide ongoing invoice reconciliation and allocate costs.  We market our Telemanagement Solutions through a direct sales force and indirectly through channel partners.

Our executive and Storage Solutions business headquarters are located at 6190 Corte Del Cedro, Carlsbad, California 92009 and our telephone number is (760) 683-2500.  The principal engineering offices for our Storage Solutions business are located at 100 Technology Park, Suite 175, Lake Mary, Florida 32746.  The headquarters for our Telemanagement Solutions business are located at 14881 Quorum – Suite 800, Dallas, Texas 75254 and our telephone number is (972) 581-7300.

STORAGE SOLUTIONS

            INDUSTRY

As a result of federal regulations, online services such as media-on-demand and an ever-growing dispersed workforce, the rising demand for centrally located information has sparked a revolution in the storage industry.  Data storage capacity has grown dramatically to support the increasing digitization of environments that have relied traditionally on paper-based information. In particular, companies within the insurance, healthcare, education, financial services, legal and government sectors are embracing document imaging technology.

  Meanwhile, broadcasting, entertainment, music and animation companies are transitioning their operations fully to the digital realm. This exponential growth of computerized data has accelerated the need for available and reliable data storage solutions.  To meet this need, companies are investing in new storage infrastructures that accommodate current demands while laying the groundwork for increasing reliance on digital assets.

According to New York-based Access Markets International (AMI) Partners, the worldwide market for storage hardware, software and support services will grow from $59 billion in 2001 to $79 billion in 2006. The firm reports that despite intensifying competition, substantial opportunity exists for storage companies that have a keen understanding of market dynamics and a strong customer-focused strategy that solves a business problem.

            STRATEGY

nStor is dedicated to reducing data storage costs and complications by delivering high-performance technology combined with easy-to-use tools that streamline the implementation and management of storage networks. In order to differentiate us from the surge of competitors bringing Storage Area Network (SAN) and Network Attached Storage (NAS) products to the market, we have placed particular emphasis on technology innovation, strong integration expertise and a commitment to superior support services.

We have a long history in the data storage market, reinforced by more than two decades of experience designing storage components and subsystems.  To solve specific customer challenges, we have expanded our offerings to provide completely integrated hardware, software and support solutions that can be tailored to meet a wide range of requirements while leveraging existing information and technology infrastructures.

Our networked storage solutions deliver high levels of flexibility, performance and intelligence to accommodate the escalating demands of storage-intensive requirements. Our product line includes storage platforms, RAID controllers and storage management software.  Our interoperability lab is dedicated to achieving the compatibility of our products with other key system components to provide seamless and cost-effective operation, even in complex environments. All of our products adhere to open standards and are backed by high quality service and support.

A continuing focus on the convergence of storage and networking enables us to create value-added offerings that can be customized for enterprise customers, departmental workgroups along with small-to-medium sized businesses (SMBs) across a number of key vertical markets, including:

•

Financial services. New data-processing methodologies, shorter timeframes for transactions and new demands for better knowledge management are requiring financial services firms to improve their data storage infrastructures. Our solutions for enterprise storage enable these institutions to manage large amounts of data in a high-speed distributed infrastructure, allowing customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

•

Internet. Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as electronic mail (e-mail), World Wide Web (WWW), and electronic commerce (e-commerce). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses must have high performance and readily available data to ensure their customers do not seek alternative providers. Scalable distributed architectures based on our products improve data availability, scalability, and performance, while reducing the total cost of ownership.

•

Healthcare. Bioinformatics, research, and care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Our solutions enable fast access, integration, and sharing of massive amounts of scientific and medical imaging data, reduced time-to-market, and improvements in operational efficiency.

To address the needs of these markets most effectively, we have incorporated the following design principles into our ongoing product development and support initiatives:

•

Performance. File sharing and messaging applications are critical to successful operations. We offer highly available, scalable, and economical solutions that incorporate our storage platform and resource management software to deliver storage as well as the capability to add storage without downtime. By freeing up valuable infrastructure and staff resources, our solutions improve productivity, performance and profitability, while simplifying the complex backup and recovery process and accelerating time-to-recovery. This solution is accomplished through reduced operational costs, enabling immediate access to information and the elimination of backup windows.

•

Flexibility. Our architecture allows businesses to reduce management overhead, decrease deployment times and eliminate downtime. Our StorView management software utilizes visual tools and plain language to provide customers with ease of use.  Our flexible approach to design allows our systems to be configured to meet customer requirements.  This feature translates into protection of investment, reduced costs and common management control.

•

Business application integration and partnerships. Our goal is to deliver complete network storage solutions to customers. Our partners are vital to our success in this area, and we strive to have a number of partner relationships.  These application partnerships enhance our ability to reduce implementation time and provide the highest level of solution support to customers. Technology and infrastructure solution partners enable seamless integration into customers’ existing environments, resulting in lower costs and more rapid deployment.

Our Wahoo RAID controller technology and StorView software form the foundation for our NexStor 4000 family of turnkey systems that support Microsoft Window, Linux, UNIX and Macintosh operating environments, and allow us to act as a single source storage solution provider (enclosure technology, RAID controller, and StorView storage management software) and to continuously add new features and meet demanding customer support requirements.  We believe our NexStor 4000 Series 2U (3.5 inches) product line is one of the industry leaders in terms of rack space density. These solutions are offered for Fibre Channel, SCSI, Fibre-to-SCSI, iSCSI and SATA architectures.  Our storage enclosures feature fully redundant, hot-swappable components and support the industry’s fastest and most dense disk drives.  NexStor’s design and capability are targeted to the mid-range to enterprise computing environment. The NexStor products designed by us include SAF-TE (SCSI Access Fault-Tolerant Enclosure Services) and SES-compliant (SCSI Enclosure Services) modules that can store up to 1.76TB (Terabytes) of data in a 3.5-inch, or 2U, increment of rack space, available in 12-bay versions.

            CURRENT PRODUCT OFFERINGS

NexStor 4000F and 4300F/4500F – Fibre Channel JBOD and RAID Systems

Our NexStor 4000 series 2 Gbit Fibre Channel product line, released in February 2003, encapsulates storage solutions within a 2U form factor, has complete 2Gbit Fibre Channel host to drive connectivity, and takes advantage of the transition of 1-inch low profile disk drives.  The 4000F Series is a 12-bay enclosure system that can be a stand-alone JBOD (4000F), a single RAID controller system (4310F with the Wahoo RAID controller; 4510F with the WahooXP RAID controller) or a dual RAID controller system (4320F with two Wahoo RAID controllers; 4520F with two WahooXP RAID controllers).  Each NexStor 4000F JBOD system is shipped with the built-in flexibility of easily upgrading to a 4300F or 4500F series by simply adding the upgrade kit to the same unit without uninstalling the system from its current deployment.  With twelve 147GB disk drives, the 4000F Series scales up to 14TB in 1.76TB, 3.5-inch modular increments.  This modular design allows customers the ‘pay as you grow’ ability in a space-saving, high-performance, high-availability storage system.

The NexStor 4300F and 4500F series have been deployed in both the international and domestic marketplace.  Traditionally found in SAN, server attached NAS, or simply direct-connect systems, these products provide interoperability to work with leading host bus adapters and switches and offer high-availability data protection for mission-critical database applications or shared storage resource environments.

NexStor 4000S and 4110S/4120S – SCSI JBOD (RAID-ready) and RAID Platform

The 4000S Series incorporates 12-bay enclosure technology and houses high-performance 15,000RPM and 147GB disk drives.  The 4000S JBOD has an Ultra320 bus architecture that provides 320 MB/s single and 640 MB/s dual bus data paths.  The 4000S JBOD is easily upgraded to the 4110S single RAID controller or the 4120S dual RAID controller system by simply integrating RAID controllers into the back of the enclosure, or it can be upgraded to host-based RAID by attaching to a PCI RAID controller.  The ability to integrate SCSI RAID controllers directly into the back of the enclosure gives customers built-in flexibility to convert a JBOD into a high-availability RAID system.

Since most modern servers are shipped with on-board Ultra160 or Ultra320 host connectivity, we believe that SCSI remains as one of the most cost effective methods of attaching storage to a server.

Wahoo RAID Controllers

The Wahoo RAID controller is a single board, single processor design with 512MB of cache and an integrated battery backup module.  The WahooXP RAID controller is designed to add extending processing power (high-performance) through a second processor and doubling the cache to 1GB per controller.  Being able to offer two versions of the controller provides us with product flexibility to meet performance applications or budget requirements.   Both RAID controllers are based on the same firmware, which addresses either price sensitive requirements or higher performance feature-rich requirements without having to qualify different firmware code sets.

The Wahoo and WahooXP Fibre Channel RAID controllers have two host and two drive channels for high-performance computing applications and are designed to operate independently (single controller) or in a high-availability, mission-critical data environment (active/active controllers).   These RAID controllers are SAN-ready with switched fabric and arbitrated Fibre Channel Loop support.  They also support up to 124 drives and take full advantage of the Fibre Channel architecture by addressing each disk drive through redundant loops.  These controllers are designed for integration into our 2U NexStor 4000F Fibre Channel enclosures (NexStor 4300F and 4500F) with monitoring and management capabilities through nStor’s StorView storage management software as well as being integrated into non-nStor Fibre Channel enclosures.

Serial ATA Product Line

Our newly released Wahoo-SATA (Serial ATA) RAID controller product line, announced in late 2003, takes advantage of the cost effective SATA drives that provide an affordable storage solution for businesses.  Our Serial ATA solutions bring cost-effective, continuous data protection and advanced storage management and include both Fibre Channel to SATA and SCSI to SATA models.  These solutions are based on our core technology foundation, which includes the Wahoo Fibre Channel RAID engine and StorView storage management software, and are designed to reduce the cost and complexity of supporting data-intensive applications while easing storage management challenges.

Storage Management Software

We currently maintain two storage management software packages: StorView and AdminiStor.  StorView remotely monitors our Fibre Channel and Serial ATA storage devices, while AdminiStor is designed to support the management and monitoring functions of our SCSI storage devices.

             StorView

Our StorView storage management software is HTML-based and fully supports our entire Wahoo family of controllers.  It is the fifth generation of software management tools which we have developed and it allows IT administrators to configure, manage, and monitor the entire network from anywhere in the world.  Written in HTML-based GUI (graphical user interface) to manage the NexStor Series, our web-based StorView works with the industry’s leading web browsers making it easy to customize local or network based management and fault reporting.  With access through a secure firewall, IT administrators have the ability to change RAID configurations and LUN permissions on the fly without server re-boots or disruption to data access.  StorView provides local or remote monitoring and management with remote notification for Microsoft Windows, Linux, UNIX and Macintosh environments, allowing users to manage data from remote locations.

             AdminiStor

AdminiStor has been upgraded to support our legacy 3000 SCSI and Fibre series as well as our 4000S SCSI JBOD and RAID series of products.  AdminiStor has a JAVA GUI that provides a drill-down, tree-like structure to allow users to access installed RAID and storage controllers, physical components and logical arrays, all using point-and-click technology. The Administor, running from any JAVA-enabled browser, allows users to manage nStor storage resources securely from anywhere in the world.

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

            SALES AND MARKETING

We market our products and services primarily through a global network of OEM partners and volume channels, such as SI’s and VAR’s, and a few select direct channels.

Direct and indirect product sales represented 31% and 69%, respectively, of our Storage Solutions sales in 2003.  Sales to three indirect customers accounted for 44% of our Storage Solutions sales.

OEM-grade products are primarily sold directly to OEM’s for integration into their product offerings.  Generally, the OEM products are labeled under the OEMs’ brand name where our products are frequently packaged as part of a complete data processing system or combined with other storage devices to deliver a storage subsystem. We believe OEM channel sales provide significant revenue opportunity, market visibility and credibility, and can serve as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEMs are strategic in nature and, therefore, require unique sales strategies. The sales and support organization must be highly technical and generally involves several corporate resources.

The sales model for product distribution in Europe and the Asia/Pacific-Rim is similar to the domestic OEM and channel model, utilizing SI’s and VAR’s.  Complementary pricing, margin structures and marketing programs support each sales channel.  We believe this strategy allows our customers to effectively sell and market our products to their specific marketplace while maintaining channel integrity.

Our marketing efforts are driven by an industry trend towards the implementation of storage to maximize simplicity, performance and availability.

            TECHNICAL SUPPORT AND CUSTOMER SERVICE

We offer a 24 hours a day, 7 days a week technical support hotline paging system for customers worldwide via phone, fax or email, providing a variety of flexible services and support programs that allow customers to choose the level of support appropriate for their needs.  Various levels of on-site service for our products are available for customers who purchase service agreements.  These services are contracted with an outside subcontractor.  Our support staff follows up with the subcontractor and the customer to ensure that service is performed efficiently and promptly.  We offer spare parts and advanced exchange for customers who do not have service agreements.

Our Help Desk routes and supports incoming technical support calls, collects the necessary information, documents the trouble call and then tracks that call throughout the support.

Our standard warranty is a three-year return-to-factory policy, which covers both parts and labor. We pass on to the customer the warranty provided by the manufacturers for products that we distribute, including an up to five-year warranty for disk drives.  We have not experienced material warranty claims; however, there can be no assurance that future warranty claims will not have a material adverse effect on our future financial condition and operating results.

            MANUFACTURING AND SUPPLIERS

Since mid-2002, we have utilized contract manufacturing on a turn key basis to manufacture our enclosures and controllers.  This process minimizes our investment in staff and equipment.  ACT-Electronics currently serves as our primary contract manufacturer.  Finished product is generally shipped directly from our contract manufacturer to our volume OEM customers; enclosures and controllers for our other customers are shipped to our Carlsbad facility for integration and testing with disk drives and attach kits prior to customer shipments.

Our products are assembled from components and prefabricated parts, such as controllers, cabinets, disk drives and power supplies, manufactured and supplied by others. We require our contract manufacturer to purchase components from specified suppliers based on the suppliers’ ability to provide quality parts and components that meet our specifications and volume requirements. A number of our parts and components are designed specifically for integration into our products.

We place orders with our contract manufacturer approximately once per quarter, depending on actual sales orders.  Contract manufacturer lead times are sixty to ninety days depending on the product.  We purchase certain critical components ourselves, principally power supplies and fans, with greater lead times and generally provide those components to our contract manufacturer.

We depend heavily on our suppliers to provide high quality materials on a timely basis and at reasonable prices.  Although many of the components for our products are currently available from numerous sources at competitive prices, some of the components used in our products are presently available from a limited number of suppliers, or from a single supplier.  Further, because of increased industry demand for many of those components, their manufacturers may, from time to time, be unable to make delivery of our orders on a timely basis.  In addition, manufacturers may choose, for numerous reasons, not to continue to make those components, or the next generation of those components, available to us. The inability to obtain a key product component as needed may cause a reduction in our sales volume.

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

The sophisticated nature of our products requires extensive testing by skilled personnel.  We utilize specialized testing equipment and maintain an internal test-engineering group to provide this product support.  We provide and control the final test procedure used at the contract manufacturer and the contract manufacturer is required to have a continuous improvement process and provide weekly quality data.

            BACKLOG

Our products are manufactured based on a forecast of near-term demand.  Accordingly, we generally maintain inventory in advance of receipt of firm orders from many of our customers.  We have no long-term purchase commitments from our customers and, in general, our OEM customers may cancel or reschedule orders on 30-60 days notice with little or no penalty.  As a result, our backlog at any given time is not necessarily indicative of future sales levels.

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

Lake Mary, Florida is the competency center for(i) our enclosure technology and development, and (ii) for the development of our RAID controller technology and drive firmware qualification for our controllers.  In addition to designing, developing and testing our storage enclosures, engineers in Lake Mary are also responsible for the design, development and successful integration of our RAID controllers into our enclosure technology.  All disk drive compatibility testing with our product lines is conducted in Lake Mary.

The competency center for our integrated solutions, including our applications and interoperability lab, is located in Carlsbad, California.  Engineers in Carlsbad integrate total storage solutions that include internally developed and third party software and hardware components for a variety of operating systems and applications. The interoperability lab focuses on component selection, validation, integration and delivery of OEM solutions.  In conjunction with the applications and interoperability lab, Carlsbad hosts the StorView software development and testing.

The information storage industry is subject to rapid technological change.  Our ability to compete successfully is largely dependent upon the timely development and introduction of new products and our ability to anticipate and respond to change. We use engineering design teams that work with marketing managers, application engineers and customers to develop products and product enhancements.  As part of our development strategy, we actively seek industry leaders with whom we can initiate co‑development activities in the hardware, software and systems businesses.

            COMPETITION

The market for storage solutions is subject to intense competition. We compete not only with other enclosure and disk array manufacturers, but also with manufacturers of proprietary integrated computer systems and SI’s who sell computer systems containing general purpose RAID subsystems, most of which may have significantly greater financial and technological resources or larger distribution capabilities than nStor.

Certain competitors may offer their products at lower sales prices than ours.  Accordingly, we must often compete on the basis of product quality, performance and reliability in specific applications.  Our ability to compete will largely depend upon our ability to continue to develop high performance products at competitive prices while continuing to provide superior technical support and customer service.  For a discussion of our major competitors, see Risk Factors – Intense Competition.

The intensely competitive storage market is characterized by rapidly changing technology.  These competitive factors include:  product performance and price; support for new industry and customer standards; scalability; interoperability with other network devices; features and functionality; availability; reliability; technical service and support; quality of system integration; existence and accessibility of differentiating features; and quality and availability of supporting value-add software.  Our failure to compete successfully with respect to any of these or other factors could have a material adverse effect on our results of operations and financial condition.

TELEMANAGEMENT SOLUTIONS

            BACKGROUND

Our entry into the Telemanagement Solutions business began on June 7, 2002 when we acquired 100% of Stonehouse, a Dallas, Texas based operation with regional offices in Florida and Virginia.  Stonehouse is a comprehensive resource for Communications Services Management applications and services providing sophisticated telemanagement software and services solutions to help large enterprises in both the private and government arenas manage their communications expenses, assets and processes.

Stonehouse was established in 1978 as an independent consulting firm providing telemanagement solutions to the operators of both public and private telecommunications networks.  In 1983, Stonehouse introduced MONIES® (Management of Network Income, Expense and Services) 5.0 telemanagement software, positioning Stonehouse as a leader in comprehensive telemanagement systems.  In mid-2003, we completed the development of MONIES®10.0, our new, re-architectured, web-based telemanagement software solution.  Stonehouse software systems have been licensed to many customers in the U.S., Mexico, Canada, Europe, Australia, Saudi Arabia, and Japan.  See Target Market for a discussion of industries and organizations in which we provide services.

Stonehouse solutions include a suite of modular applications, with multiple delivery options, consulting services provided by hands-on professionals, and outsourced managed services.  Stonehouse’s Communications Services Management solutions enable enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track inventory of assets and accurately allocate costs.  Customers realize benefits of cost savings, increased management control, and productivity improvements.

            INDUSTRY

With telecommunication deregulation and the onset of the Internet, businesses are facing an increasingly complex operating environment and escalating expenses. Today’s corporate telecommunications managers have to keep track of local, long distance and wireless services and equipment, wide-area networking, Internet access, voice and data circuits, pagers and other wireless devices.  In addition to the increasing number of service plans, there are a growing number of providers; all of who have their own billing formats, pricing schemes, and service level guarantees. Organizations today are devoting more and more financial and human resources to managing their communications function, while pressure increases for reducing expenses.  The management issue is becoming even more complex as networks converge where multiple voice and data services are provided via a single network and managers are forced to track how bandwidth is used and allocated.  Most companies are currently managing their telecommunications services expenses and assets with point solutions and homegrown spreadsheets.  As businesses manage more complex and evolving communications services, the need for a comprehensive, systematic solution is growing daily.

These trends have offered us a window of opportunity to participate in the telecommunications services management market and growth.  We believe we have competitive advantages, including a comprehensive suite of applications used by Fortune 500 and large government organizations; customers who have been with Stonehouse, on average, over ten years; a recurring revenue stream from product maintenance; and an experienced management team.

            PRODUCTS AND SERVICES

Our principal business is to provide applications, professional and managed services for solving day-to-day challenges in managing communication services expenses, assets and processes.

                        Communication Services Management Applications

MONIES® 5.0, a modular, fully integrated software solution assists customers in centralizing their processing and tracking of communications assets, expenses and processes, reduces billing errors, consolidates inventory and invoice data, and streamlines internal ordering processes.  MONIES® 5.0 is available in several versions including mainframe, designed for IBM SNA environments or RS/390 servers, and in OS/2 or UNIX AIX (RS/390) environments.

MONIES®10.0, our new, re-architectured, robust web-based software solution is built on a component-based architecture using standard operating software and is implemented using the Oracle Database Management System and JAVA standards.  Requiring only a browser, MONIES® 10.0 provides total workstation independence for the end-user and runs on Windows NT, UNIX, Oracle and most enterprise JAVA application servers.  MONIES® 10.0 provides a feature-rich browser-based web interface enabling users to access the system from anywhere with an Internet connection.  MONIES® 10.0 was developed during 2002 and 2003 and has been available to our customers since mid- 2003.

Stonehouse’s Communication Services Management Applications provide fully integrated modular applications.  Modules include:

•	Order management for streamlining the service request process for moves, adds, and changes, and automatically updating the inventory database;
•	Inventory management to centralize data on assets and services;
•	Invoice management to consolidate bills and reconcile against inventory;
•	Billing management to efficiently and accurately allocate expenses

MONIES®5.0 and MONIES®10.0 are available as on-site solutions or as hosted applications in an ASP (hosted application services) environment.  The ASP offering provides full remote access to the Communication Services Management solution with minimal up-front investment in hardware, software and personnel.  Our solutions feature built in security, on-line access, over 200 reports and virtually unlimited multi-site, multi-user capability.  Access to the data center can be direct or over the Internet.

                        Professional Services

We offer a flexible range of Professional Services and a standard services methodology, Pathway, to assist with implementation and provide assessments, reviews and advice.  Experienced industry professionals provide:

•	Process and procedure optimization;
•	Vendor invoice review and audit;
•	Comprehensive asset inventory creation;
•	Requirements definition and RFP (Request for Proposal) support;
•	Applications installation and implementation; and
•	Customized product and process training.

                        Telemanagement Outsourcing Services

We offer customers the convenience of implementing flexible outsourcing services.  Our Telemanagement Outsourcing Services team offers a variety of services, including, order management, invoice management, invoice reconciliation and billing management, providing such potential benefits as:

•	Cost-center based chargeback, reporting and visibility;
•	Elimination of vendor errors;
•	Automated G/L, A/P feeds and manual processes;
•	Changing user behavior;
•	Inventory optimization;
•	Integration with call accounting.

Our Professional Services team provides the installation, integration, training and consulting support.  As customer requirements expand, we also offer turnkey managed solutions from assuming responsibility for one function, such as billing management, to complete outsourcing of a customer’s communications operations.  Implementing our applications and services can help companies reduce communications services expenses, improve productivity, and gain management control of their operating environment.

            SALES AND MARKETING

                        Target Market

Our applications and services are targeted to large corporations (greater than 1,000 employees), educational institutions, state and municipal governments and other organizations with large and complex public, private, and hybrid communications networks.  The solution set is aimed at organizations that require comprehensive management, including billing, work order, inventory, and problem management as well as network and traffic analysis functions.  Our target markets include industries and organizations in government, education, finance, petroleum and chemical, transportation, entertainment, utilities and telecommunications.

                        Distribution Strategy

Currently, we market our products and services through a direct sales force as our primary source of distribution, augmented by informal co-marketing and other partnership arrangements.

EMPLOYEES

As of February 29, 2004, we employed 96 full-time employees, of which 58 are employed in our Storage Solutions business (27 in engineering, product development and technical support, 13 in sales and marketing, 6 in manufacturing and operations, and 12 in finance, management and administration) and 38 are employed in our Telemanagement Solutions business (4 in sales and marketing, 17 in custom operations/outsourcing, 4 in customer care, 5 in technology services and 8 in finance, management and administration).  Our employees are not covered by collective bargaining agreements and there have been no work stoppages. We believe our employee relations are good.

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

            Our Auditor's Have Expressed Substantial Doubt as to Our Ability to
            Continue as a “Going Concern”

The auditors’ reports for our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 state that given our recurring operating losses and our continued experience of negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. A “going-concern” opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

            Recent Losses; Capital Needs

We have experienced substantial net losses for the years ended December 31, 2003, 2002, and 2001 of $6 million, $8 million and $14 million, respectively, as well as negative cash flows from operations during those years.  As of December 31, 2003, we had negative working capital of $8.4 million, which includes borrowings of $6.9 million from H. Irwin Levy, our Chief Executive Officer, Chairman of the Board and a principal shareholder, or companies controlled by Mr. Levy (collectively, Mr. Levy).  There can be no assurances that we will be able to achieve or maintain profitability on a quarterly or annual basis or that we will be able to achieve revenue growth.

Since January 1, 2002, and through February 29, 2004, we obtained $9.8 million of equity and debt financing from private investors, including $6.7 million from Mr. Levy.

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

            Insufficient Funding

We have expended and may be required to expend substantial funds for research and development, and for other aspects of our business.  Accordingly, we may need or elect to raise additional capital.  Our capital requirements will depend on many factors, including:

•	The problems, delays, expenses and complications frequently encountered by technology companies;
•	The progress of our research, development and product testing programs;
•	The success of our sales and marketing programs;
•	Costs in filing, prosecuting, defending and enforcing intellectual property rights;
•	The extent and terms of any collaborative research, manufacturing, marketing or other arrangements; and
•	Changes in economic, regulatory or competitive conditions or our planned business.

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

            Fluctuations in Operating Results

We have experienced significant period-to-period fluctuations in our operating results.  These fluctuations are partially due to product design, development, manufacturing and marketing expenditures.  If significant variations were to occur between forecasts and actual orders with respect to our products, we may not be able to reduce our expenses proportionately and operating results could be materially adversely affected.  Our revenues in any period are dependent on the timing of product shipments, the status of competing product introductions, as well as the availability from suppliers of component parts required for our products. Like many other technology companies, a disproportionately large percentage of our Storage Solutions sales may occur in the closing weeks of each period.  Any forward-looking statements about operating results made by members of our management will be based on assumptions about the likelihood of closing anticipated sales and other factors management considers reasonable based in part on knowledge of performance in prior periods.  The failure to consummate any of those sales may have a disproportionately negative impact on our operating results, due to our fixed costs, and may thus prevent management’s projections from being realized.

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

            New Line of Products

During 2002 and 2003, we introduced new products in both our Storage Solutions and Telemanagement Solutions businesses and are encouraging our customers to migrate to these new products.  These activities entail a number of risks and uncertainties, all of which could have a material and adverse affect on our business. Those risks and uncertainties, include, but are not limited to, the following:

•	Customer orders may be delayed while customers evaluate new products;
•	The new line of products may contain unknown defects or “bugs”;
•	Customers may not purchase the new products; and
•	It may be more difficult to accurately predict future sales and financial performance.

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

            Intense Competition

The markets in which our businesses operate are intensely competitive.  For example, in our Storage Solutions business, we compete with traditional suppliers of computer systems such as LSI Logic, EMC-CLARiiON and IBM, which market storage systems as well as other computer products.  We also compete against independent storage system suppliers including, but not limited to, Dot Hill, Xyratex, Infortrend, Nexsan, JMR Electronics and MTI Technologies.

In our Telemanagement Solutions business, we compete with a variety of specialized software and outsourcing service providers.  Many of these providers offer more limited software and services solutions than the solutions offered by Stonehouse.

Many of these competitors are significantly larger than our company, and have significantly greater financial, technical, marketing, purchasing and other resources than we do, and as a result, may be able to respond more aggressively to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than we can, or to deliver competitive products at a lower price.

Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition.  In fact, competitive pricing pressures have had, and may continue to have, an adverse effect on our revenues and earnings.

If we are unable to develop and market products to compete with our competitors’ products, our business will be materially adversely affected.  In addition, if major customers who are also competitors cease purchasing our products so that they can concentrate on sales of their own products, our business could be materially adversely affected.

            Pending Litigation

In February 2002, W. David Sykes, a former officer of our company filed a complaint against one of our subsidiaries in the Circuit Court of Palm Beach County, Florida, in which he claims he was wrongfully terminated under provisions of his employment agreement with us.  We believe that we acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon our guaranty of the terms and conditions of the employment agreement between Mr. Sykes and our subsidiary.  In June 2003, we filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information.  The litigation is still in its preliminary stages.  We intend to vigorously defend Mr. Sykes' claims and do not believe at this time that the litigation will have a material impact us.

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

Our standard warranties provide that if a system does not function to published specifications, we will repair or replace the defective component without charge.  Although warranty costs have not been material, unexpected significant warranty costs could have a material adverse effect on our business.

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

•

Sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which, in turn, may harm our ability to meet our sales obligations; and

•	The reduction, rescheduling or cancellation of customer orders.

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

            Lengthy Sales Cycles

Customer orders generally range in value from a few thousand dollars to hundreds of thousands of dollars.  The length of time between initial contact with a potential customer and sale of a product or service, or “sales cycle”, can vary greatly and can be as long as twenty-four months.  This is particularly true for the sale and installation of complex, turnkey solutions.  Our revenues are likely to be affected by the timing of larger orders, which makes it difficult for usto predict such revenues.  Revenue for a period could be reduced if large orders forecasted for a certain period are delayed or are not realized.  Factors that could delay or defer an order include:

•	Time needed for technical evaluation by customers;
•	Customer budget restrictions and changes to budgets during the course of a sales cycle;
•	Customer internal review and testing procedures; and
•	Engineering work needed to integrate our solutions with a customer’s system.

            Potential Infringement of Intellectual Property Rights

We rely on a combination of trade secrets, copyrights, trademarks, patents, domain names and employee and third-party nondisclosure agreements to protect our intellectual property rights.  The steps taken to protect our rights may not be adequate to prevent misappropriation of our technology or to preclude competitors from developing products with features similar to our products.  Furthermore, third parties may assert infringement claims against us or with respect to our products for which we have indemnification obligations to certain of our customers. Asserting our rights or defending against third-party claims could involve substantial expense, which could have a material adverse effect on our operating results.  In the event a third party were successful in a claim that one of our products infringed the third party’s proprietary rights, we may have to pay substantial damages or royalties, remove that product from the marketplace or expend substantial amounts in order to modify the product so that it no longer infringes such proprietary rights, any of which could have a material adverse effect on our operating results.

            Loss of Key Suppliers

We rely on other companies to supply certain key components for our Storage Solutions products.  Our products are typically designed to operate with unique components that may only be available from a single source.  For example, certain of our products are dependent upon RAID controllers designed by one supplier.   Although we can use other suppliers, the delay in integrating these parts into our systems will increase product costs.  Other critical components, while not dependent on one source, may, from time to time, be in short supply or unavailable while alternative sources can be identified.  Modification to the particular products, requalification of the products with applicable regulatory agencies, and additional testing to assure software and hardware is compatible can result in lost or deferred revenue as well as higher product costs.

In addition, we resell subsystems, software and services from others. This leaves us vulnerable to inadequate supply, uneven allocation in times of shortage, delays in order fulfillment, and order cancellations.

            Concentrated Customer Base

Since our June 2002 acquisition of Stonehouse, we operate in two business segments, Storage Solutions and Telemanagement Solutions.  In 2003, sales to three customers accounted for 18%, 15% and 11% of our Storage Solutions sales and sales to a single customer accounted for 20% of our Telemanagement Solutions sales.  In 2002, sales to two customers accounted for 42% and 13% of our Storage Solutions sales and sales to a single customer accounted for 29% of our Telemanagement Solutions sales.

A reduction in technological spending or a general economic downturn in any industry or geographical area targeted by us, or the loss of one or more customers, particularly a significant customer, could result in a material decrease in revenues, thereby materially adversely affecting our operating results.

            Volatile Stock Price

Our common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including:

•	Quarter to quarter variations in actual or anticipated financial results;
•	Announcements by us, our competitors or our customers;
•	Government regulations; and
•	Developments in the information storage and telecommunication management industries.

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

In addition, if our security holders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.

Item 2.   Properties

Our executive and Storage Solutions, administrative, sales and operating headquarters are located in Carlsbad, California where we currently sublease approximately 20,000 square feet through September 2005.  The present annual base rent for our Carlsbad facility is $188,000.

We lease approximately 7,000 square feet of office and warehouse space in Lake Mary, Florida as our principal engineering offices for our Storage Solutions business, under a lease agreement that expires in May 2006.  The present annual base rent is approximately $55,000.

Our Telemanagement Solutions headquarters consists of 7,400 square feet in Dallas, Texas under a lease that expires in February 2009.  The present annual base rent is $122,000.  We have recently agreed to lease an additional 2,700 square feet in the same facility at an annual base rent of $44,000.

We believe our existing facilities are adequate to meet future needs. See Note 17 to Consolidated Financial Statements for information regarding the Company’s obligations under its facilities leases.

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

Neither case is being actively prosecuted.  Our counsel believes that we have good defenses to both claims and that we will not incur any material liability.  We are unaware of any facts that would support any of the plaintiffs' claims and, accordingly, we believe that the claims are without merit.

In February 2002, W. David Sykes, our former Executive Vice President of Marketing and Sales, filed a complaint against one of our subsidiaries in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with us.  We believe that we acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon our guaranty of the terms and conditions of the employment agreement between Mr. Sykes and our subsidiary.  In June 2003, we filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information.  The litigation is still in its preliminary stages.  We intend to vigorously defend Mr. Sykes' claims and do not believe at this time that the litigation will have a material impact on us.

On or about February 17, 2004, Michael Flannery, our former Vice President of Sales, North America, filed a complaint with the United States Department of Labor alleging discriminatory employment practices in violation of Section 806 of the Sarbanes-Oxley Act.  More specifically, Mr. Flannery alleges that his employment was terminated as a result of his efforts to disclose allegedly untrue statements in certain of our periodic reports filed with the Securities and Exchange Commission.  Mr. Flannery is seeking reinstatement and other damages.

We are preparing a response to Mr. Flannery’s complaint and have referred investigation of his complaint to our Audit Committee.  We disagree with Mr. Flannery’s allegations concerning our periodic filings.  Mr. Flannery’s termination was solely a result of his failure to perform his assigned duties.  We intend to vigorously defend Mr. Flannery’s claim and do not believe that this matter will have a material impact on us.

From time to time, we are subject to legal proceedings and other claims arising in the ordinary course of business.  In our opinion, we are not a party to any litigation the outcome of which would have a material adverse effect on our business or operations.

Item 4.   Submission of Matters to a Vote of Security Holders

We did not submit any matters to the vote of our security holders during the fourth quarter of fiscal 2003.

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Purchases of Equity
               Securities

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol NSO. The following table sets forth the high and low sales prices of our common stock for each quarter during the years ended December 31, 2003 and 2002 as reported by AMEX. During that period, we did not pay dividends on our common stock and we do not expect to pay any dividends in the near future.

	Market Price Range

	High	Low

2003
First quarter	$.34	$.21
Second quarter	$.61	$.31
Third quarter	$1.15	$.41
Fourth quarter	$.87	$.45

2002
First quarter	$.48	$.20
Second quarter	$.41	$.21
Third quarter	$.30	$.20
Fourth quarter	$.27	$.19

As of February 29, 2004, we had 165,067,838 shares of common stock outstanding and approximately 1,785 holders of record of such stock.

Recent Sales of Unregistered Securities and Use of Proceeds

There have been no recent sales of unregistered securities.

Item 6.   Selected Financial Data

The following table summarizes certain selected consolidated financial data for the five years ended December 31, 2003.

Certain amounts for years prior to 2003 have been reclassified to conform to the 2003 presentation.  These reclassifications had no impact on operating results previously reported.  The selected financial data has been derived from our audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this report:

	Year Ended December 31,
	(dollars in thousands, except per share data)

	2003		2002 (2)	2001		2000		1999 (5)

Sales	$12,602		$10,790	$17,886		$40,197		$41,089
Gross margin	$4,422		$2,898	$2,049		$9,872		$9,763

Net loss	$(5,988	)(1)	$(7,984)	$(13,958)		$(21,921	)(4)	$(18,704	)(6)

Net loss available to common stock	$(5,988)		$(7,984)	$(18,518	)(3)	$(22,606)		$(19,938)

Basic and diluted net loss per common share	$(.04)		$(.06)	$(.41)		$(.69)		$(.89)

Weighted average number of common shares considered outstanding, basic and diluted	156,885,954		128,899,148	44,832,503		32,789,832		22,505,084

At end of year:

Total assets	$15,220		$14,182	$11,968		$15,722		$34,041

Long-term debt	$--		$3,100	$3,600		$7,258		$6,329

Shareholders’ equity (deficit)	$3,261		$1,620	$487		$(7,526)		$6,273

___________

(1)	Includes non-cash charge of $791,000 attributable to stock-based compensation.
(2)	Includes results of operations of Stonehouse beginning June 2002, as a result of our acquisition which was accounted for using the purchase method of accounting.
(3)	Includes non-cash charge of $3 million for induced conversion of convertible preferred stock.
(4)	Includes charge of $12 million for impairment of unamortized goodwill related to an acquisition completed in 1999 and gain of $5.6 million on the sale of assets.
(5)	Includes results of operations of Andataco, Inc. beginning June 1999, as a result of our acquisition which was accounted for using the purchase method of accounting.
(6)	Includes charge of $4.6 million for impairment of unamortized goodwill related to an acquisition completed in 1996.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward-looking statements.  Such statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, timing and volume of sales orders, material cost fluctuations, competitive factors, dependence upon third-party vendors, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the technology industry and the economy in general, legal proceedings and other risks detailed in our periodic report filings with the Securities and Exchange Commission (SEC).  Historical results are not necessarily indicative of the operating result for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the SEC. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Overview

Since 1996, we have been a developer of storage products and services, focused on transforming how the marketplace stores and exchanges information.  We supply products and services that support data networks using advanced technologies, which we refer to as “Storage Solutions”.  A significant portion of our company has a technology focus and is dedicated to research and development.  We envision an information society where people will be able to connect and interact with information, simply and reliably, seamlessly accessing data services anywhere, anytime.

Our operations are organized in two reportable segments: Storage Solutions and Telemanagement Solutions.  Our Storage Solutions are sold to a network of OEM’s, VAR’s and SI’s under the nStor brand or the unique brand of respective distribution partners.  Our Telemanagement Solutions are sold to large corporations, state and municipal governments, and other organizations with large and complex public, private and hybrid communications networks.

During the course of the past year, we have evolved our Storage Solutions business to be a provider of flexible, high performance and intelligent Storage Solutions.  The headquarters for our Storage Solutions business and our executive offices are presently located in Carlsbad, California.  We also operate an engineering center in Lake Mary, Florida for the design, development and testing of our storage enclosure and controller technologies.   Our current product family includes applications-driven storage platforms, RAID controllers, and storage management software.  Since our acquisition of Dallas, Texas-based Stonehouse Technologies, Inc. in June 2002, we have also been a provider of Telemanagement Solutions, including software and outsourcing solutions that help large enterprises manage their telecommunications expenses, assets and processes.

We believe that our Storage Solutions products enjoy an excellent reputation for innovation, quality, high performance technology and competitive pricing.  However, a number of significant challenges, including limited cash resources that restricted our ability to fund certain sales, marketing and other initiatives, certain personnel issues, as well as the downturn in the data storage industry and the economy in general, have resulted in our company incurring substantial net losses and prevented us from achieving net positive cash flows from operations.  Our Telemanagement Solutions business, however, has not incurred net cash deficits since our acquisition and we expect this segment of our operations to generate positive cash flow in 2004.

Notwithstanding the historical cash deficits, we have recently experienced certain successes in our Storage Solutions business.  The following are key highlights during 2003 and early 2004:

•

We experienced quarter-to-quarter increases in Storage Solutions sales revenues of 73% and 36% during the third quarter and second quarter, respectively; however, in the fourth quarter, revenues declined by 22% which reflected a lower level of sales orders than anticipated from two of our major indirect customers.  We finished 2003 with Storage Solutions revenues of $7.8 million, which approximated last year’s Storage Solutions revenues of $7.9 million.

•

We increased gross margins in 2003 from 17% to 25% primarily due to outsourcing the manufacturing of our NexStor 4000 family of products commencing in mid-2002.  We also reduced our operating expenses by $734,000 or 11%, by phasing out our manufacturing facility and relocating our executive and Storage Solutions business headquarters from San Diego to a more economical facility in Carlsbad at the end of 2002.

•

From a product standpoint, we released our 2 Gbit Fibre Channel RAID solutions in February 2003,  integrated into our high-density 2U 12-drive enclosure.  This product offering enables us to act as a single source Storage Solutions provider (enclosure technology, RAID controller and storage management software).  At the end of 2003, we unveiled our SATA series products, including Fibre Channel to SATA and SCSI to SATA models, which are designed to bring cost-effective, continuous data protection and advanced storage management to SMB’s.  The response to our SATA product offering, and our strategy to deliver Storage Solutions which solve business problems, has been very positive and has resonated well with our customers.  We believe that several of our major customers are waiting until the full complement of our SATA products are available for shipment, which contributed to the above mentioned decline in sales during the fourth quarter.

•

During 2003, we announced a number of OEM and reseller agreements with highly visible partners, including NEC Corporation and Inno Micro (Japan); Pacific-KC (China); Fujitsu Europe and Van Gaever (Europe); and Penguin Computing, BiTMICRO Networks and a Fortune 500 PC company and integrator of personalized technology solutions.  During March 2004, we announced the signing of a value-added reseller agreement with DataCore, a leading independent software vendor specializing in storage control, management and consolidation.

•

During 2003 and through the end of February 2004, we obtained $7 million of debt and equity financing from private investors.  H. Irwin Levy, our Chairman of the Board, Chief Executive Officer and a significant shareholder, or companies controlled by him (collectively Mr. Levy) provided $4 million of this financing.

Key challenges to improving revenues in 2004 include the ability to (1) provide our existing major OEM and reseller customers with the resources and assistance necessary for them to accelerate sales volumes to levels substantially above 2003 volumes; (2) continue to design and develop innovative and competitive products; (3) anticipate changing trends in customer demand; and (4) integrate value-added software into our hardware offerings which can be customized for enterprise customers, departmental workgroups and SMB’s across selected key vertical markets.  Other major challenges are to continue to effectively manage our contract manufacturers, streamline operating costs and obtain adequate funds to cover our working capital needs until we begin to generate positive cash flows.  We have historically obtained such funds through equity and/or debt capital from Mr. Levy and other private investors.  Since we presently have insufficient liquidity to fund our short-term and long-term operating needs, we are exploring various alternatives for raising capital; however, we cannot project with any degree of certainty that such funds will be available on terms that are acceptable.

Going-Concern

With respect to our consolidated financial statements, for the years ended December 31, 2003, 2002 and 2001, we have received a "going-concern" opinion from our auditors.  As more fully described in the notes to the consolidated financial statements, our recurring operating losses and our continued experience of negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have insufficient liquidity to fund our operating needs for the next twelve months.  A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Comparison of Years Ended December 31, 2003 and 2002

For the year ended December 31, 2003, we reported a net loss of $6 million as compared to a net loss of $8 million for the year ended December 31, 2002.  As a result of our June 2002 acquisition of Stonehouse (see Note 2 to Consolidated Financial Statements), we believe that the comparison between 2003 and 2002 may not be meaningful in certain respects.  We believe that a more appropriate measure of the underlying operating results of our business excludes non-cash and non-operational items as presented in the following table (in thousands).  Furthermore, management uses loss before non-cash and non-operational items internally as a measure of the performance of our operations.  Loss before non-cash and non-operational items should be considered in addition to, and not as an alternative for, or superior to, net loss or other measures of financial performance prepared in accordance with Generally Accepted Accounting Principles (GAAP).

	Years Ended December 31,

	2003		2002

	$	%	$	%

Sales	$12,602	100%	$10,790	100%
Cost of sales	8,180	65	7,892	73

Gross margin	4,422	35	2,898	27

Operating expenses:
Selling, general and administrative	5,640	45	5,251	49
Research and development	2,766	22	3,085	28

Total operating expenses	8,406	67	8,336	77

Loss before non-cash and non-operational items	(3,984)	(32)%	(5,438)	(50)%

Non-cash and non-operational items:
Stock-based compensation	(791)		--
Interest expense	(726)		(629)
Depreciation and amortization	(515)		(1,471)
Other income, net	28		1,277
Losses on marketable securities	--		(1,123)
Fair value of option granted to customer	--		(600)

Total non-cash and non-operational items	(2,004)		(2,546)

Net loss	$(5,988)		$(7,984)

Sales

The following table presents Sales by business segment (in thousands):

	2003	2002		(Decrease) Increase

Storage Solutions	$7,796	$7,917		$(121)
Telemanagement Solutions	4,806	2,873	(a)	1,933

	$12,602	$10,790		$1,812

(a) Represents Sales for the seven months following our acquisition of Stonehouse in June 2002.

            Storage Solutions

The following table presents Storage Solutions Sales information (in thousands):

	2003		2002

	$	%	$	%

Indirect sales	$5,361	69%	$5,102	64%
Direct sales and other	2,435	31	2,815	36

	$7,796	100%	$7,917	100%

Domestic	$4,571	59%	$6,331	80%
Foreign	3,225	41	1,586	20

	$7,796	100%	$7,917	100%

Storage Solutions Sales in 2003 reflects a $2.4 million reduction in sales to one domestic indirect customer, which has been phasing out of our product.  This reduction was more than offset by an overall increase in other indirect sales, primarily to foreign customers, generally concentrated in Japan and China.  The higher proportion of indirect sales during the past several years is a direct result of our strategy to market our products primarily to OEM's, VAR's and SI's and to provide greater technological, marketing and sales support to those markets.

During 2003, sales to three indirect customers represented 44% of our Storage Solutions Sales.  During 2002, sales to two indirect customers accounted for 55% of sales.

During 2003, we realized quarter-to-quarter increases in our Storage Solutions Sales during the first three quarters, however, our fourth quarter Storage Solutions Sales declined by 22% from the third quarter.

The following table presents the 2003 quarterly Storage Solutions Sales (in thousands):

Quarter	Sales

First	$1,186
Second	1,618
Third	2,804
Fourth	2,188

Total 2003	$7,796

The primary reason for the fourth quarter decline was a lower level of sales orders than anticipated from two or our major indirect customers.  We expect an increase in Storage Solutions Sales during 2004 based on the initial response to our SATA product line which we began offering to our customers in early 2004.

            Telemanagement Solutions

The following table presents the 2003 quarterly Telemanagement Solutions Sales (in thousands):

Quarter	Sales

First	$1,148
Second	1,173
Third	1,127
Fourth	1,358

Total 2003	$4,806

Total seven months ended December 31, 2002	$2,873

During 2003 and 2002, sales to a single customer accounted for 20% and 29%, respectively, of our Telemanagement Solutions Sales.  We expect our Telemanagement Solutions Sales to increase in 2004, based upon the amount of new customer relationships which we have been successful in developing during the fourth quarter of 2003 and early 2004.

Cost of Sales / Gross Margins

The following table presents Cost of Sales / Gross Margins by business segment (in thousands):

	2003		2002

	Cost of Sales	Gross Margin as a % of Sales	Cost of Sales		Gross Margin as a % of Sales

Storage Solutions	$5,866	25%	$6,535		17%
Telemanagement Solutions	2,314	52	1,357	(a)	53

	$8,180	35%	$7,892		27%

(a) Represents cost of sales for the seven months following our acquisition of Stonehouse in June 2002.

The improved Storage Solutions gross margins reflects significantly lower material costs attributable to the commencement during the 2002 third quarter of (i) outsourcing the manufacturing of our products and (ii) shipments of our 4000 Series storage systems.  Positive gross margins were not achieved during the first half of 2002 primarily due to (i) the level of fixed costs inherent in our operations, coupled with lower revenues, and (ii) the price we paid for certain materials in connection with our 3000 Series storage systems prior to the commencement of our contract manufacturer agreement for our new 4000 Series.  As a result of outsourcing our production, we phased out our manufacturing facility in San Diego, California during the third quarter of 2002.  We expect Storage Solutions gross margins to continue to increase in 2004.  We do not expect any significant change to our Telemanagement Solutions gross margins in 2004.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.  Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Selling, General and Administrative Expenses (SG&A)

The following table presents SG&A by business segment (in thousands):

	2003	2002

Storage Solutions (including corporate)	$3,572	$4,078
Telemanagement Solutions	2,068	1,173	(a)

	$5,640	$5,251

(a) Represents SG&A for the seven months following our acquisition of Stonehouse in June 2002.

The decrease in Storage Solutions SG&A is primarily the result of our overall personnel reduction and related costs, including occupancy, prior to and following the phase out of our manufacturing facility in connection with the manufacturing outsource contract, as well as our relocation to a smaller more economical facility in December 2002.  During the fourth quarter of 2003, our Telemanagement Solutions SG&A increased principally due to additional personnel hired in anticipation of higher sales activity realized during that quarter and expected in 2004.

Research and Development Costs (R&D)

The following table presents R&D by business segment (in thousands):

	2003	2002

Storage Solutions	$2,547	$2,771
Telemanagement Solutions	219	314	(a)

	$2,766	$3,085

(a) Represents R&D for the seven months following our acquisition of Stonehouse in June 2002.

The reduced R&D costs associated with our Storage Solutions business was primarily the result of the completion of the development of our initial 4000 Fibre Channel and SCSI Series product line in 2002, partially offset by certain increased costs in connection with the development and testing of our new 4000 Series SATA family of products. R&D costs associated with our Storage Solutions business are expensed as incurred.

R&D costs associated with our Telemanagement Solutions business for the year and seven months ended December 31, 2003 and 2002, respectively, are net of certain capitalized software development costs as presented in the following table (in thousands):

	2003	2002

R&D costs incurred	$569	$614
Capitalized software development costs	(350)	(300)

Net R&D	$219	$314

R&D costs incurred by our Telemanagement Solutions business principally relates to the development of our MONIES®10.0 software and was expensed as incurred until technological feasibility was established in October 2002.  Thereafter, software development costs were capitalized until the product was available for general release to customers in June 2003, at which time we began to amortize capitalized software development costs based on the greater of (i) the estimated economic life (five years) on the straight–line method, or (ii) the ratio that current revenues attributable to MONIES®10.0 revenues bears to total current and estimated future revenues for MONIES®10.0.  Software development costs amortized to cost of sales during 2003 amounted to $76,000.  There were no such costs amortized to cost of sales during 2002.

R&D costs may fluctuate considerably from time to time depending on a variety of factors.  These costs are incurred substantially in advance of related revenues and, in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive in both our businesses.

Non-Cash and Non-Operational Items

             Interest Expense

The following table presents Interest Expense by business segment and borrowing source (in thousands):

	2003	2002

Storage Solutions:
Private investors	$600	$504
Credit facilities	113	120
Telemanagement Solutions (credit facility)	13	5

	$726	$629

The 2003 increase in Interest Expense attributable to borrowings from private investors was the result of higher average borrowings of approximately $1.3 million.

            Depreciation and Amortization

The following table presents Depreciation and Amortization by business segment (in thousands):

	2003	2002

Storage Solutions	$113	$1,241
Telemanagement Solutions	402	230	(a)

	$515	$1,471

(a) Represents Depreciation and Amortization for the seven months following our acquisition of Stonehouse in June 2002.

The $1.1 million decrease in our Storage Solutions depreciation reflects the write off of certain abandoned fixed assets principally as a result of our relocation from San Diego to Carlsbad at the end of 2002.  Amounts attributable to our Telemanagement Solutions business primarily consist of amortization of intangible assets of $2.8 million resulting from the Stonehouse acquisition.  We do not expect any significant change in Depreciation and Amortization in 2004.

             Other

                        Stock-Based Compensation

The following table presents Stock-Based Compensation by business segment (in thousands):

	2003	2002

Storage Solutions	$75	$--
Telemanagement Solutions	716	--

	$791	$--

Stock-Based Compensation principally consists of the value of Stonehouse options granted to the President of Stonehouse in 2003.  See Note 15 to Consolidated Financial Statements for a detailed discussion.

                        Other Income, Net

Other Income, Net amounted to $28,000 and $1.3 million in 2003 and 2002, respectively.  The 2002 amount includes $940,000 attributable to a reduction in carrying value of liabilities to reflect the net amount due and $445,000 of negotiated discounts with vendors, both of which related to our Storage Solutions business.

                        Losses on Marketable Securities, Net

Losses on Marketable Securities, Net amounted to $1.1 million in 2002 and reflects the liquidation of the remaining marketable securities we received in 2001 in connection with an equity investment in our company.  See Notes 3 and 6 to Consolidated Financial Statements for a detailed discussion.

                        Fair Value of Option Granted to Customer

The $600,000 recorded as Fair Value of Option Granted to Customer relates to our Storage Solutions business in 2002.  See Note 9 to Consolidated Financial Statements for a detailed discussion.

Comparison of Years Ended December 31, 2002 and 2001

For the year ended December 31, 2002, we reported a net loss of $8 million as compared to a net loss of $14 million for the year ended December 31, 2001.  As a result of the June 2002 acquisition of Stonehouse, we believe that the comparison between 2002 and 2001 may not be meaningful in certain respects.  Presented in the following table is our operating results excluding non-cash and non-operational items (in thousands).  We believe that a more appropriate measure of the underlying operating results of our business excludes non-cash and non-operational items.  Furthermore, management uses loss before non-cash and non-operational items internally as a measure of the performance of our operations.  Loss before non-cash and non-operational items should be considered in addition to, and not as an alternative for, or superior to, net loss or other measures of financial performance prepared in accordance with GAAP.

	Years Ended December 31,

	2002		2001

	$	%	$	%

Sales	$10,790	100%	$17,886	100%
Cost of sales	7,892	73	15,837	88

Gross margin	2,898	27	2,049	12

Operating expenses:
Selling, general and administrative	5,251	49	10,354	58
Research and development	3,085	28	3,579	20

Total operating expenses	8,336	77	13,933	78

Loss before non-cash and non-operational items	(5,438)	(50)%	(11,884)	(66)%

Non-cash and non-operational items:
Other income, net	1,277		1,271
Depreciation and amortization	(1,471)		(1,622)
Losses on marketable securities	(1,123)		(811)
Interest expense	(629)		(912)
Fair value of option granted to customer	(600)		--

Total non-cash and non-operational items	(2,546)		(2,074)

Net loss	$(7,984)		$(13,958)

Sales

The following table presents Sales by business segment (in thousands):

	2002		2001	(Decrease) Increase

Storage Solutions	$7,917		$17,886	$(9,969)
Telemanagement Solutions	2,873	(a)	--	2,873

	$10,790		$17,886	$(7,096)

(a) Represents Sales for the seven months following our acquisition of Stonehouse in June 2002.

            Storage Solutions

The following table presents Storage Solutions Sales information (in thousands):

	2002		2001

	$	%	$	%

Indirect sales	$5,102	64%	$6,302	35%
Direct sales and other	2,815	36	11,584	65

	$7,917	100%	$17,886	100%

Domestic	$6,331	80%	$16,331	91%
Foreign	1,586	20	1,555	9

	$7,917	100%	$17,886	100%

The $10 million or 56% decline in our Storage Solutions Sales in 2002 reflected the economic downturn that caused customer delays in acquiring technology and other capital equipment, in addition to the transition from our older technology legacy products to our new product family centered around our NexStor 4000 Series.

The increased proportion of indirect sales in 2002 reflected a strategy shift to provide greater technological marketing and sales support to our indirect sales function.  In 2001, service revenues represented 34% of our Direct Sales and Other.  In August 2001, we sold substantially all our service business.

Cost of Sales / Gross Margins

The following table presents Cost of Sales / Gross Margins by business segment (in thousands):

	2002			2001

	Cost of Sales		Gross Margin as a % of Sales	Cost of Sales	Gross Margin as a % of Sales

Storage Solutions	$6,535		17%	$15,837	11%
Telemanagement Solutions	1,357	(a)	53	--	--

	$7,892		27%	$15,837	11%

(a) Represents Cost of Sales for the seven months following our acquisition of Stonehouse in June 2002.

During the second half of 2002, we realized gross margins of 36% in our Storage Solutions business, representing a significant improvement over the first half of 2002 when we realized 0% gross margins.  This improvement reflected significantly lower material costs attributable to the commencement during the third quarter of (i) outsourcing the manufacturing of our products and (ii) shipments of our new 4000 Series storage systems.  Positive gross margins were not achieved during the first half of 2002 primarily due to (i) the level of fixed costs inherent in our operations, coupled with significantly lower revenues, and (ii) the price we paid for certain materials in connection with our 3000 Series storage systems prior to the commencement of our manufacturing outsource agreement for our new 4000 Series.  A significant contributing factor to the low gross margins for 2001 was a fourth quarter $2.5 million increase in inventory reserves due to obsolete inventory.

Selling, General and Administrative Expenses (SG&A)

The following table presents SG&A by business segment (in thousands):

	2002		2001

Storage Solutions (including corporate)	$4,078		$10,354
Telemanagement Solutions	1,173	(a)	--

	$5,251		$10,354

(a) Represents SG&A for the seven months following our acquisition of Stonehouse in June 2002.

The $6.3 million reduction in Storage Solutions SG&A was in response to significantly lower revenues and was accomplished primarily through an overall personnel reduction and related costs, including occupancy expenses.

Research and Development Costs (R&D)

The following table presents R&D by business segment (in thousands):

	2002		2001

Storage Solutions	$2,771		$3,579
Telemanagement Solutions	314	(a)	--

	$3,085		$3,579

(a) Represents R&D for the seven months following our acquisition of Stonehouse in June 2002.

The $808,000 decrease in R&D associated with our Storage Solutions business followed completion of the development of our initial 4000 Fibre Channel and SCSI Series product line available for sale during the fourth quarter of 2002.  R&D expenses associated with our 2002 Telemanagement Solutions business are net of $300,000 of certain capitalized software development costs as discussed in the R&D section under “Comparison of Years Ended December 31, 2003 and 2002”.

Non-Cash and Non-Operational Items

            Interest Expense

The following table presents Interest Expense by borrowing source (in thousands):

	2002	2001

Private investors	$504	$642
Credit facilities	125	270

	$629	$912

Interest Expense for 2002 and 2001 primarily relates to our Storage Solutions business.  Our average borrowings from private investors increased in 2002; however, the related interest expense declined principally as a result of the conversion of a significant amount of borrowings to equity in April 2001.

             Depreciation and Amortization

The following table presents Depreciation and Amortization by business segment (in thousands):

	2002		2001

Storage Solutions	$1,241		$1,622
Telemanagement Solutions	230	(a)	--

	$1,471		$1,622

(a) Represents Depreciation and Amortization for the seven months following our acquisition of Stonehouse in June 2002.

The $381,000 decrease in Storage Solutions Depreciation and Amortization in 2002 reflects the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which resulted in the discontinuation of amortization of goodwill with a carrying value of approximately $2 million effective January 1, 2002.  Amortization of goodwill for 2001 amounted to $408,000.  Depreciation and Amortization for our Telemanagement Solutions business in 2002 primarily reflects amortization of other intangible assets of $2.8 million resulting from the Stonehouse acquisition.

             Other

                         Other Income, Net

Other Income, Net amounted to $1.3 million in both 2002 and 2001, relates to our Storage Solutions business and consists of the following (in thousands):

	2002	2001

Reduction in carrying value of liabilities to reflect the net amount due	$940	$628
Negotiated discounts with vendors	445	1,231
Loss on extinguishment of debt	--	(362)
Write-off of assets related to abandoned facilities	(64)	(226)
Other	(44)	--

	$1,277	$1,271

                        Losses on Marketable Securities, Net

Losses on Marketable Securities, Net amounted to $1.1 million and $811,000 in 2002 and 2001, respectively and reflects the liquidation of the marketable securities we received in 2001 in connection with an equity investment in our company.  See Notes 3 and 6 to Consolidated Financial Statements for a detailed discussion.

                        Fair Value of Option Granted to Customer

The $600,000 recorded as Fair Value of Option Granted to Customer relates to our Storage Solutions business in 2002.  See Note 9 to Consolidated Financial Statements for a detailed discussion.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have experienced substantial net losses of $6 million, $8 million and $14 million for the years ended December 31, 2003, 2002 and 2001, respectively, as well as negative cash flows from operations during those years.  In addition, we have negative working capital of $8.4 million as of December 31, 2003, which includes borrowings of $6.9 million from Mr. Levy.  These matters, among others, raise substantial doubt about our ability to continue as a going-concern.

We have achieved, however, certain success as a result of our efforts to: (i) streamline our operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover our working capital needs.  We are currently evaluating our operations to further streamline our cost structure, enhance our sales and marketing strategies, and establish additional customer relationships, in an effort to boost revenues and reduce expenses.

Previous efforts include cost reductions achieved from outsourcing the manufacturing of our Storage Solutions  since mid 2002 and from the relocation of our executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing contract has produced a significant improvement in gross margins by lowering manufacturing costs.  During 2003, our Storage Solutions gross margin increased to 25% compared to 17% during 2002.  In addition, the outsourcing allowed us to reduce our overall operating costs, principally as a result of the phase out of our manufacturing facility during the 2002 third quarter.  We have also reduced our direct sales personnel and other costs as part of our strategy to provide greater emphasis on indirect customer channels and to provide certain cost efficiencies.

Since January 1, 2002 and through February 29, 2004, we obtained $9.8 million of equity and debt financing from private investors, including $6.7 million from Mr. Levy.  In addition, in connection with our outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million letter of credit, subsequently reduced to $500,000, for the benefit of the contract manufacturer.

During the year ended December 31, 2003, we converted an aggregate of $6.7 million of borrowings (including $214,000 in accrued interest) into 22,405,028 shares of our common stock, of which $2.9 million originated as borrowings during 2003.

In November 2003, we entered into an Accounts Receivable Purchase Agreement with a financial institution under which we may sell up to $2.5 million of our accounts receivables related to our Storage Solutions business.  This Agreement replaced a similar arrangement in effect since August 2002 with another financial institution, for a $750,000 line of credit.

At December 31, 2003, our cash and cash equivalents amounted to $203,000.  We currently have insufficient liquidity to fund our operating needs for the next twelve months.  We are actively exploring alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows.  However, due to conditions in the technology-related financial markets and other uncertainties, many of which are beyond our control, there can be no assurances that such required additional funds will be available on terms acceptable to us, if at all, or that we will be able to generate positive cash flows from operating activities in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Cash Flow Results

Our operating activities have historically produced net cash deficits.  In 2003, the primary source of cash to fund $5.2 million of net cash used in our operations was provided by $5.5 million in net borrowings from private investors, including $3.1 million from Mr. Levy.  In 2002, we borrowed $2.7 million from Mr. Levy and utilized $3.1 million of proceeds from the sale of marketable securities (see Note 6 to Consolidated Financial Statements) to fund $3.3 million of net cash used in our operations (net of a $2.4 million decrease in accounts receivable) and $3 million of net repayments under our revolving credit facilities.  In 2001, we received $12.5 million in debt and equity financing from private investors, including $3.3 million from Mr. Levy and $5 million from Mr. Halperin, and utilized $1 million of proceeds from the sale of marketable securities to fund $11.4 million of net cash used in our operations and $1.1 million of net repayments under our revolving credit facilities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

		Payments Due by Period

		Less than	1 – 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$1,232	$--	$865	$245	$122
Capital leases	--	--	--	--	--
Estimated purchase obligations	2,712	2,712	--	--	--

Total	$3,944	$2,712	$865	$245	$122

Our estimated purchase obligations are based on outstanding purchase orders at December 31, 2003, and principally represent agreements to purchase goods that are enforceable, legally binding and for which the following terms are known: (i) the purchase price; (ii) the timing of the purchase, and (iii) the quantity of goods to be acquired.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements describes significant accounting policies and applications used in the preparation of our consolidated financial statements.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements.  We internally review these estimates and the underlying assumptions to assure they are appropriate for current circumstances.  Actual results could differ materially from these estimates.  Operating results presented in this report are not necessarily indicative of results that may be reported for any other period.

Management believes the following to be critical accounting policies, the application of which could have a material impact on our financial statements.

            Revenue Recognition

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

             Inventory Valuation

The business environment in which our Storage Solutions business operates is subject to rapid changes in technology and customer demand.  We record reserves or direct write-downs for components and products, which are determined to be obsolete, or are in excess of net realizable value.  We perform a detailed assessment of inventory each quarter, including a review of inventory on hand, sales forecasts, planned disposition of products, and existing development plans.  Based on this analysis, we record an adjustment for excess and obsolete inventory, if necessary.  We may be required to record additional write-downs if actual customer demand, component costs or product life cycles differ from our estimates, which could have a material impact on our financial position or results from operations.

In 2003 and 2001, we recorded net write-downs of $190,000 and $2.5 million, respectively, resulting from obsolete inventory and components associated with products that were phased out.  In 2002, we recorded a net reversal of previously written-down inventory in the amount of $239,000.

            Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness, the aging of such receivables and financial condition of those specific customers.  We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible.  We also record a general allowance for other non-specific receivables based on a variety of factors.  If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, we may be required to record additional allowances for doubtful accounts, which could have a material impact on our financial position or results from operations.

            Goodwill and Other Intangible Assets

Our allocation of the Stonehouse purchase price included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations.  These values were based on a valuation analysis completed by an independent valuation firm.  The intangible assets identified were as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000): and (iii) non-compete agreement ($224,000), and are being amortized over ten, five and four years, respectively.  In addition, we have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on impairment analysis prepared by an independent valuation firm in early 2004, our goodwill is not considered to be impaired as of January 1, 2004.

            Research and Development Costs

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs associated with our Telemanagement Solutions business for software production are expensed as incurred until technological feasibility is established. Thereafter, software production costs are capitalized until the product is available for general release to customers.  Amortization commences only when the product is available for general release and is recorded as amortization to cost of sales rather than R&D costs. Capitalized software costs are amortized over the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues for the product bears to the total current and anticipated future revenues for the product.  Capitalized software development costs amounted to $350,000 and $300,000 for the years ended December 31, 2003 and 2002, respectively.  Amortization of capitalized software development costs amounted to $76,000 in 2003.  There was no amortization of capitalized software costs in 2002.

Effects of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2004.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We maintain a floating interest rate revolving credit facility for our Telemanagement Solutions business ($335,000 outstanding balance at December 31, 2003).  Therefore, we are subject to market risk arising from increases to the prime rate.

Item 8.   Financial Statements and Supplementary Data

FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of nStor Technologies, Inc. for the years ended December 31, 2003, 2002 and 2001 are filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of nStor Technologies, Inc.:

Schedule I – Condensed Financial Information of Registrant	72

Schedule II - Valuation and Qualifying Accounts	75

Schedules not listed above are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of nStor Technologies, Inc.

We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has significant recurring losses, negative working capital and serious liquidity concerns.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Swenson Advisors, LLP
Swenson Advisors, LLP

San Diego, California
March 26, 2004

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$203	$293
Accounts receivable, net	1,371	934
Inventories	1,589	1,079
Prepaid expenses and other	358	224

Total current assets	3,521	2,530

Property and equipment, net of $236 and $88 of accumulated depreciation	443	303
Goodwill and other intangible assets, net of $1,388 and $1,021 of accumulated amortization	11,256	11,349

	$15,220	$14,182

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$6,941	$3,398
Other	896	1,486
Accounts payable and other	2,944	3,177
Deferred revenue	1,178	1,401

Total current liabilities	11,959	9,462

Long-term debt	--	3,100

Total liabilities	11,959	12,562

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,067,838 and 142,076,947 shares issued and outstanding at December 31, 2003 and 2002, respectively	8,252	7,103
Deferred stock compensation	(85)	--
Additional paid-in capital	108,412	101,847
Deficit	(113,318)	(107,330)

Total shareholders’ equity	3,261	1,620

	$15,220	$14,182

See Report of Independent Certified Public Accountants and accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Sales	$12,602	$10,790	$17,886
Cost of sales	8,180	7,892	15,837

Gross margin	4,422	2,898	2,049

Operating expenses:
Selling, general and administrative	5,640	5,251	10,354
Research and development	2,766	3,085	3,579
Stock-based compensation (1)	791	--	--
Depreciation and amortization	515	1,471	1,622

Total operating expenses	9,712	9,807	15,555

Loss from operations	(5,290)	(6,909)	(13,506)

Interest expense, net	(726)	(629)	(912)
Other income, net	28	1,277	1,271
Realized and unrealized losses on marketable securities, net	--	(1,123)	(811)
Fair value of option granted to customer	--	(600)	--

Net loss before preferred stock dividends and induced conversion	(5,988)	(7,984)	(13,958)

Preferred stock dividends	--	--	(1,560)
Induced conversion of convertible preferred stock	--	--	(3,000)

Net loss available to common stock	$(5,988)	$(7,984)	$(18,518)

Basic and diluted net loss per common share	$(.04)	$(.06)	$(.41)

Weighted average number of common shares considered outstanding, basic and diluted	156,885,954	128,899,148	44,832,503

(1)  If stock-based compensation were not reported separately, the non-cash compensation expense would be included in selling, general and administrative.

See Report of Independent Certified Public Accountants and accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Deferred
					Stock	Additional
	Common Stock		Preferred Stock		Compen-	Paid-In

	Shares	Amount	Shares	Amount	sation	Capital	Deficit	Total

Balances, December 31, 2000	35,478,489	$1,773	8,222	$--	$--	$71,529	$(80,828)	$(7,526)

Issuance of convertible preferred stock in connection with:
Satisfaction of borrowings, net of issuance costs of $15			11,942	--		11,927		11,927
Private placement			250	--		250		250
Halco Investment, net of issuance costs of $28			8,970	--		8,941		8,941

Issuance of common stock in connection with:
Conversion of Series D & F convertible preferred stock	2,240,533	112	(2,722)	--		(112)		--
Halco Investment (issued January 11, 2002 upon shareholder approval – Note 3) including conversion of Series H, I, & K convertible preferred stock	76,884,122	3,844	(26,662)	--		(2,075)		1,769

Common stock option and warrants issued in connection with:
Borrowings						554		554
Other						90		90

Preferred stock dividends							(1,560)	(1,560)

Induced conversion of convertible preferred stock						3,000	(3,000)	--

Net loss for the year ended December 31, 2001							(13,958)	(13,958)

Balances, December 31, 2001	114,603,144	5,729	--	--	--	94,104	(99,346)	487

Issuance of common stock in connection with:
Acquisition of 100% of the common stock of Stonehouse Technologies, Inc. (“Stonehouse”)	22,500,000	1,125				5,850		6,975
Payment of accrued dividends on Series D convertible preferred stock	446,776	23				116		139

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands) (concluded)

					Deferred
					Stock	Additional
	Common Stock		Preferred Stock		Compen-	Paid-In

	Shares	Amount	Shares	Amount	sation	Capital	Deficit	Total

Issuance of Series L convertible preferred stock in connection with Stonehouse acquisition			1,000	--		1,403		1,403

Conversion of Series L convertible preferred stock upon shareholder approval	4,527,027	226	(1,000)	--		(226)		--

Fair value of option granted to customer						600		600

Net loss for the year ended December 31, 2002							(7,984)	(7,984)

Balances, December 31, 2002	142,076,947	7,103	--	--	--	101,847	(107,330)	1,620

Issuance of common stock in satisfaction of convertible notes and accrued interest	22,405,028	1,120				5,594		6,714

Deferred stock compensation					(801)	801		--

Amortization of deferred stock compensation					716			716

Exercise of stock options	585,863	14				85		99

Fair value of options and warrants granted		15				85		100

Net loss for the year ended December 31, 2003							(5,988)	(5,988)

Balances, December 31, 2003	165,067,838	$8,252	--	$--	$(85)	$108,412	$(113,318)	$3,261

See Report of Certified Public Accountants and accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,988)	$(7,984)	$(13,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	791	--	--
Depreciation and amortization	515	1,471	1,622
Amortization of capitalized software development costs	76	--	--
Provision for uncollectable accounts	(30)	211	1,069
Provision (reversal) for inventory reserve	190	(239)	2,500
Proceeds from the sale of marketable securities	--	3,132	1,047
Realized and unrealized losses on marketable securities, net	--	1,123	811
Fair value of option granted to customer	--	600	--
Other income, net	(14)	(1,277)	(1,216)
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in accounts receivable	(407)	2,398	1,201
(Increase) decrease in inventories	(700)	524	653
(Increase) decrease in prepaid expenses and other assets	(126)	91	1,090
Increase (decrease) in deferred revenue, accounts payable and other liabilities	484	(201)	(5,152)

Net cash used in operating activities	(5,209)	(151)	(10,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development costs	(350)	(300)	--
Additions to property and equipment	(288)	(168)	(163)
Cash acquired in acquisition	--	298	--

Net cash used in investing activities	(638)	(170)	(163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (net of repayments) of revolving credit facilities	135	(2,991)	(1,095)
Additions to affiliate and other borrowings	7,576	2,748	11,249
Repayments on affiliate and other borrowings	(2,053)	--	--
Proceeds from the exercise of stock options	99	--	--
Issuance of convertible preferred stock	--	--	1,221
Cash paid for preferred stock dividends	--	--	(59)

Net cash provided by (used in) financing activities	5,757	(243)	11,316

Net (decrease) increase in cash and cash equivalents during the year	(90)	(564)	820

Cash and cash equivalents at the beginning of the year	293	857	37

Cash and cash equivalents at the end of the year	$203	$293	$857

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2003	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$231	$283	$504

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

NON-CASH INVESTING ACTIVITIES:
Acquisition:
Fair value of assets acquired	$--	$11,081	$--
Liabilities assumed or incurred	--	(3,001)	--
Common and preferred stock issued	--	(8,378)	--

Cash acquired	$--	$(298)	$--

Convertible preferred stock issued to Halco in exchange for marketable securities	$--	$--	$6,113

NON-CASH FINANCING ACTIVITIES:

Issuance of common and convertible preferred stock in satisfaction of borrowings, accrued dividends and accrued interest	$6,714	$139	$15,568

Increase in borrowings resulting from adding accrued interest to outstanding principal	$695	$--	$--

Deferred loan costs arising from issuance of warrants under borrowings	$--	$--	$554

See Report of Certified Public Accountants and accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of nStor Technologies, Inc. (“nStor”) and all wholly-owned subsidiaries (collectively, the “Company”).  Significant intercompany balances and transactions have been eliminated in consolidation.

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, the Company has experienced substantial net losses for the years ended December 31, 2003, 2002 and 2001 of $6 million, $8 million and $14 million, respectively, as well as negative cash flows from operations during those years.  In addition, the Company has negative working capital of $8.4 million as of December 31, 2003, which includes borrowings of $6.9 million from H. Irwin Levy, the Company’s Chairman of the Board, Chief Executive Officer and a significant shareholder, or companies controlled by Mr. Levy (collectively “Mr. Levy”).  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has, however, achieved certain success as a result of its substantial efforts to: (i) streamline its operations; (ii) establish the foundation for generating positive cash flow and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.  The Company is currently evaluating its operations to further streamline its cost structure, enhance its sales and marketing strategies, and establish additional customer relationships in an effort to boost revenues and reduce expenses.

Previous efforts include cost reductions achieved from outsourcing the manufacturing of the Company's data storage products (“Storage Solutions”) since mid 2002 and from the relocation of the Company’s executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing contract has produced a significant improvement in gross margins by lowering manufacturing costs.  During 2003, the Company’s Storage Solutions gross margin increased to 25% compared to 17% during 2002.  In addition, the outsourcing allowed the Company to reduce its overall operating costs, principally as a result of the phase out of the Company's manufacturing facility during the 2002 third quarter.  The Company has also reduced its direct sales personnel and other costs as part of its strategy to provide greater emphasis on indirect customer channels (original equipment manufacturers (OEM’s), value-added resellers (VAR’s) and system integrators (SI’s)) and to provide certain cost efficiencies.

Since January 1, 2002 and through February 29, 2004, the Company obtained $9.8 million of equity and debt financing from private investors, including $6.7 million from Mr. Levy.  In addition, in connection with the Company’s outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million letter of credit (“LC”), subsequently reduced to $500,000, for the benefit of the contract manufacturer (see Note 8 to Consolidated Financial Statements).

During the year ended December 31, 2003, the Company converted an aggregate of $6.7 million of borrowings (including $214,000 in accrued interest) into 22,405,028 shares of the Company’s common stock, of which $2.9 million originated as borrowings during 2003.

In November 2003, the Company entered into an Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its accounts receivables related to its Storage Solutions business (see Note 8 to Consolidated Financial Statements).  This Agreement replaced a similar arrangement with another financial institution for a $750,000 line of credit.

At December 31, 2003, our cash and cash equivalents amounted to $203,000.  The Company is currently exploring alternatives for raising additional debt or equity capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows.  However, due to conditions in the technology-related financial markets and other uncertainties, many of which are outside the Company's control, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.  The Company has insufficient liquidity to fund its operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

BUSINESS

The Company, through its wholly-owned subsidiary nStor Corporation, Inc., is a supplier of flexible, high-performance and intelligent storage solutions.  The Company’s product family includes application-driven storage platforms, RAID (Redundant Array of Independent Disks) controllers and storage management software.  The Company’s offerings support a variety of operating systems, including Microsoft Windows, Linux, UNIX and Macintosh. Designed for storage intensive environments or other mission-critical applications, the Company’s products utilize various technology architectures, including Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), SCSI and SATA (Serial - ATA).

In June 2002, the Company acquired Stonehouse Technologies, Inc. (“Stonehouse” - see Note 2 to Consolidated Financial Statements).  Stonehouse is a provider of telecommunications software and services solutions (“Telemanagement Solutions”) that help large enterprises manage their communications expenses, assets and processes.  These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investment instruments with original maturities, when purchased, of three months or less.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities held by the Company at December 31, 2001 were classified as trading securities and reported at fair value with unrealized gains and losses recognized in earnings.

INVENTORIES

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method.  Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value (see Note 4 to Consolidated Financial Statements).

REVENUE RECOGNITION

            Storage Solutions

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns.  Prior to August 2001, the Company contracted with outside vendors to provide services relating to various on-site warranties, which were offered for sale to customers.  On-site warranty revenues and amounts paid in advance to outside service organizations were recognized in the financial statements in sales and cost of goods sold, respectively, over the life of the service contracts.  In August 2001, the Company sold substantially all of its servicing business.  The remaining unamortized deferred revenue was recognized as revenue following the sale.

            Telemanagement Solutions

In accordance with provisions of the AICPA (American Institute of Certified Public Accountants) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed.  Revenues on long-term development contracts are deferred at time of sale and using the percentage-of-completion method are recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

The Company adopted FASB (Financial Accounting Standards Board) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” effective January 1, 2003.  FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The following disclosures are made with respect to the Company’s product warranties, guarantees and various indemnification arrangements.

The Company’s standard warranty for its Storage Solutions business is a three-year return-to-factory policy which covers both parts and labor.  Warranties provided by manufacturers for products the Company distributes, including warranties for disk drives, are passed on to the customer.  The Company has not recorded warranty reserves.  Although the Company has not experienced material warranty claims in the past, there can be no assurance that future warranty claims will not have a material adverse effect on the Company’s future financial condition and operating results.

In November 2003, nStor Technologies, Inc. became the guarantor for its Storage Solutions subsidiary indebtedness under an Accounts Receivable Purchase Agreement (see Note 8 to Consolidated Financial Statements).  Under FIN 45, a parent’s guarantee of its subsidiary debt to a third party does not require recognition as a liability.  Under the Purchase Agreement, the Company is obligated to repay the financial institution for the unpaid balance of any purchased receivables not paid within 90 days.

The Company may undertake indemnification obligations in the ordinary course of business related to its products, the licensing of its software and the issuance of its securities.  Under these arrangements, the Company may agree to indemnify other parties, such as business partners, customers, and underwriters, for certain  losses  suffered,  claims of intellectual property infringement, negligence and intentional acts in the performance of services, and violations of laws including certain violations of securities laws.  The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to its indemnification obligations.  Some of the factors that would affect this assessment include, but are not limited to, the nature of the claim asserted, the relative merits of the claim, the nature and amount of damages claimed and the willingness of the parties to reach a settlement.  Because of the uncertainty surrounding these circumstances, the Company’s indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its results of operations.

LONG-LIVED ASSETS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided under the straight-line method over the estimated useful lives, principally five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term.

GOODWILL

Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired (see Notes 2 and 5 to Consolidated Financial Statements) and is carried at cost.  As a result of the Company adopting SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company discontinued amortization of goodwill effective January 1, 2002.  Prior to the Company’s adoption of SFAS No. 142, the Company amortized goodwill under the straight-line method over seven years.  At December 31, 2003 and 2002, unamortized goodwill amounted to $8.5 million, of which $6.5 million is attributable to the Company’s June 2002 acquisition of Stonehouse (see Note 2 to Consolidated Financial Statements).

Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts.  See Note 5 to Consolidated Financial Statements for a discussion regarding an impairment analysis performed in early 2004.

RESEARCH AND DEVELOPMENT COSTS (“R&D”)

            Storage Solutions

R&D costs associated with our Storage Solutions business are expensed as incurred.

            Telemanagement Solutions

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, R&D costs associated with the creation of a software product are expensed as incurred until technological feasibility is established.  Thereafter, software production costs are capitalized until the product is available for general release to customers.  Capitalized software costs are amortized over the greater of (a) the straight-line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product.  Amortization begins when the product is available for general release to customers.  Other R&D costs are expensed as incurred.

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

As of December 31, 2003 and 2002, outstanding common stock equivalents included the following, respectively: 7,230,719 and 7,759,333 shares underlying stock options; and (ii) 1,687,500 and 1,982,500 shares underlying warrants. Effective January 11, 2002, the Company issued an aggregate of 76,884,122 new common shares, (the “New Common Shares”) pursuant to shareholder approval of the Halco Investment (see Note 3 to Consolidated Financial Statements).  The Halco Investment was completed on November 20, 2001, subject to shareholder approval; accordingly, the calculation of basic and diluted EPS assumes that the New Common Shares were issued as of November 20, 2001.  As part of the issuance of the New Common Shares, all of the Company’s convertible preferred stock was converted to common stock.

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for options granted to employees under its stock option plans.  Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market values on the date of grant over the exercise price.

The Company granted options to purchase 1,920,000 shares (including 720,000 shares to Mr. Levy) and 5,994,000 shares during the years ended December 31, 2003 and 2002, respectively. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk free interest rates	1.3% - 3.5%	2.7% - 4.5%	3.1% - 3.8%
Expected lives	1 month – 5 yrs	5 yrs	5 yrs
Expected volatility	80% - 90%	87% - 95%	90% - 111%
Expected dividend yield	0%	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Year Ended December 31,

	2003	2002	2001

Net loss available to common stock:
As reported	$(5,988)	$(7,984)	$(18,518)
Add total stock-based employee compensation expense using the fair value method	(498)	(454)	(896)

Pro forma	$(6,486)	$(8,438)	$(19,414)

Basic and diluted net loss per common share:
As reported	$(.04)	$(.06)	$(.41)
Pro forma	$(.04)	$(.07)	$(.43)

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

FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of the Company’s marketable securities, all of which were disposed of in 2002, equaled their quoted market value at December 31, 2001.  The fair value of the Company's borrowings (current and long-term) is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  The carrying value approximates their fair value.

DEPENDENCE ON SUPPLIERS

The Company has and will continue to rely on outside vendors to manufacture certain subsystems and electronic components and subassemblies used in the production of the Company’s Storage Solutions products.  Certain components, subassemblies, materials and equipment necessary for the manufacture of the Company’s Storage Solutions products are obtained from a sole supplier or a limited group of suppliers.  The Company performs ongoing quality and supply evaluation reviews with its outside vendors.  Supply, delivery and quality of subsystems and electronic components and subassemblies have been adequate to fulfill customer orders and management does not expect any vendor problems in the next twelve months.

RECLASSIFICATIONS

Certain prior years’ amounts have been reclassified to conform to the current year’s presentations.  These reclassifications had no impact on operating results previously reported.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, established rules for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company had no comprehensive income (loss) for all periods presented.

RECENT AUTHORITATIVE PRONOUNCEMENTS

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF (Emerging Issues Task Force) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverable.”  Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The Company’s adoption of SAB 104 in December 2003 did not have a material effect on the Company’s revenue recognition policies, nor the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position.  Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  On November 7, 2003, the FASB issued FASB Staff Position No. SFAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  FSP 150-3 deferred certain aspects of SFAS 150.  The Company’s adoption of this statement during the third quarter of 2003 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.  EITF 03-5 reached the conclusion that in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included within the scope of SOP 97-2, “Software Revenue Recognition”.  The Company’s adoption of this EITF during the third quarter of 2003 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 28, “Interim Financial Reporting”.  SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 (i) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 128 to require disclosure about those effects in interim financial information.  Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002.  Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002.  The Company’s adoption of this pronouncement  in January 2003 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued No. 45 FIN, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  Provisions of FIN No. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.  The Company’s adoption of this pronouncement in January 2003 did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003).  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company’s adoption of this pronouncement in January 2003 did not have a material effect on the Company’s financial position or results of operations.

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

(2) ACQUISITION

            Terms of the Acquisition

On June 7, 2002, the Company acquired 100% of the outstanding capital stock of Texas-based Stonehouse from Pacific Technology Group, Inc. (“PTG”), a subsidiary of Pacific USA Holdings Corp (“PUSA”)(the “Acquisition”).  See Note 1 to Consolidated Financial Statements for a description of the business conducted by Stonehouse.  The purchase price of $8.9 million, including $541,000 in transaction costs, was based upon a market value of $.31 per share, the average of the Company’s closing market prices for the four days before and after the terms of the Acquisition were agreed to (April 30, 2002), and consisted of the issuance of 22.5 million shares of the Company’s common stock and 1,000 shares of the Company’s Series L Convertible Preferred Stock.  The Series L Convertible Preferred Stock was converted into 4,527,027 shares of common stock following shareholder approval on October 8, 2002.  In addition, the Company was obligated to issue additional shares of common stock based on an earn-out provision, whereby in the event Stonehouse’s pretax income (defined in the Stock Purchase Agreement as “Net Revenues”) exceeded $1 million for the four consecutive calendar quarters ending September 20, 2003, the Company would have been required to issue to PTG that number of additional shares of common stock equal to the product of 27.027 and the amount of Net Revenues in excess of $1 million, up to a maximum  of 8,687,258 additional common shares.  At September 30, 2003, there was no basis for the Company to record a liability related to the earn-out provision.

            Accounting for the Acquisition

The Acquisition was accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at estimated fair values as of the Acquisition date in accordance with SFAS No. 141, “Business Combinations”, and the results of Stonehouse’s operations included in the Company’s consolidated financial statements from the Acquisition date.  Based on a valuation analysis completed by an independent valuation firm, the allocation of the purchase price included intangible assets with an aggregate fair value of $2.8 million and goodwill of $6.5 million.  Intangible assets with finite useful lives were identified as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000); and (iii) non-compete agreement ($224,000), with corresponding useful lives of ten, five, and four years, respectively. The excess of the purchase price over the fair value of net assets acquired (goodwill) is subject to an annual review for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, adopted by the Company in 2002 (see Note 5 to Consolidated Financial Statements).

The following unaudited pro forma results of operations assume the Acquisition occurred at the beginning of the years ended December 31, 2002 and 2001 (in thousands, except per share data):

	2002		2001

		Pro forma		Pro forma
	Historical (a)	Combined	Historical	Combined (b)

Sales	$10,790	$13,604	$17,886	$24,494

Net loss before preferred stock dividends	$(7,984)	$(8,004)	$(13,958)	$(17,155)

Net loss applicable to common shareholders	$(7,984)	$(8,004)	$(18,518)	$(21,715)

Basic and diluted net loss per common share	$(.06)	$(.06)	$(.41)	$(.16)

Weighted average number of common shares used in per share computation, basic and diluted	128,899	142,050	44,833	137,550

(a) Historical amounts include Stonehouse’s results of operations for the seven months ended December 31, 2002.

(b) The 2001 pro forma combined net loss reflects the implementation of a revised business plan by Stonehouse, beginning in February 2001, by a newly-employed business team, which contemplated substantial increases to marketing, sales and administrative programs, in order to significantly expand future revenues. Stonehouse subsequently determined that the new plan was not in its best interests and, as a result, during the fourth quarter of 2001, this plan was discontinued. Stonehouse’s previous top executive reassumed the chief executive officer duties and the new business team and certain other employees were terminated in the fourth quarter of 2001 or early 2002. Significant operating expenses related to the discontinued business plan were incurred in 2001.

The following table shows the amount assigned to each of Stonehouse’s major assets and liabilities at the date of Acquisition (in thousands):

ASSETS
Cash	$298
Accounts receivable	1,618
Prepaid expenses	101

Total current assets	2,017

Property and equipment	89
Goodwill	6,473
Other intangible assets	2,800

$11,379

LIABILITIES
Bank line of credit	$200
Accounts payable and other liabilities	556
Deferred revenue	1,704

Total current liabilities	2,460

Purchase price	8,919

$11,379

(3) HALCO INVESTMENT

On November 20, 2001 (the “Closing Date”), the Company completed a transaction in which Halco Investments L.C. (“Halco”), a company controlled by Maurice Halperin, the Company’s former Chairman of the Board until his death in April 2003, and a principal shareholder (“Mr. Halperin”), acquired an equity interest (34% on the Closing Date) in, and made certain loans to, the Company for an aggregate investment of $12.1 million (the “Halco Investment”).  On the Closing Date, Halco acquired shares of the Company’s newly created Series K Convertible Preferred Stock (see Note 13 to Consolidated Financial Statements), with a face amount of $8,970,000, and the Company issued a $3.1 million, 5-year, 8% note (the “Halco Note”).  Halco invested $6 million in cash and marketable securities having a quoted market value of $6.1 million, based on the closing price for such securities on November 19, 2001.

Mr. Halperin invested $5 million in cash initially in the form of short-term working capital loans made to the Company from July to November 2001, at an interest rate of 8% per annum. Of that amount, on the Closing Date, $3.1 million was converted into the Halco Note and the remaining amount, together with $1 million paid on the Closing Date, was applied to the cash paid by Halco for the Series K Convertible Preferred Stock.  In connection with Mr. Halperin’s proposal and the interim financing provided by Halco, on August 15, 2001, the Company’s board of directors elected Mr. Halperin as Chairman, replacing the then Chairman, Mr. Levy, who became Vice Chairman of the board of directors (upon Mr. Halperin’s death in April 2003, Mr. Levy resumed the Chairman’s position).  See Note 8 (c) to Consolidated Financial Statements regarding conversion of the Halco Note to common stock in 2003.

In connection with and as conditions to the Halco Investment, it was agreed that an aggregate of 76,884,122 New Common Shares were to be issued as follows: (i) the Series K Preferred Stock, owned by Halco, was to be automatically converted into 39 million shares of the Company’s common stock, based upon a conversion price of $.23 per share, upon approval of the Company’s shareholders; (ii) all of the holders of the Company’s other convertible preferred stock (the “Other Preferred Stock”) agreed to convert their shares of preferred stock into common stock (20,877,432 shares of common stock, including 10,752,527 to Mr. Levy); (iii) the Company and the holders of the Other Preferred Stock agreed to the issuance of: (a) 12,993,072 shares of common stock, including

  6,651,488 to Mr. Levy, to induce those holders to convert their shares, all of which were entitled to periodic dividends, into shares of common stock, which had never received a dividend (the “Inducement Shares”), and (b) 3,263,618 shares of common stock, including 1,658,064 to Mr. Levy (the “Dividend Shares”) in satisfaction of an aggregate of $1.5 million of accrued dividends (including $746,000 to Mr. Levy) on the date of conversion (the Inducement Shares and Dividend Shares were based upon a conversion price of $.45 per share); and (iv) Mr. Levy agreed to the receipt of 750,000 shares of the Company’s common stock in exchange for $300,000 owed by the Company to Mr. Levy (the “Note Shares”) based upon a conversion price of $.40 per share.

On the Closing Date, shareholders who owned in excess of 50% of the Company’s voting stock executed proxies to vote in favor of the foregoing transactions.  However, formal shareholder approval of the transactions was required before the Company could issue the common stock necessary for the conversion of the Series K Preferred Stock, the Note Shares, the Inducement Shares and the Dividend Shares.  On January 10, 2002, shareholder approval was received and the Company issued the New Common Shares effective January 11, 2002.  Accordingly, to appropriately reflect the financial position of the Company in the accompanying consolidated financial statements, the foregoing transactions, as shown in the following table, were assumed to have occurred as of November 20, 2001, the Closing Date of the Halco Investment.

Balances at January 10, 2002				New Common Shares
(Considered Converted to New Common Shares				Issued Effective January 11, 2002
at December 31, 2001)				(Considered Outstanding at December 31, 2001)

		Aggregate	Accrued				Total New
Preferred	Number of	Stated Value	Dividends	Conversion	Inducement	Dividend	Common
Series	Shares	(in thousands)		Shares	Shares	Shares	Shares

E	3,500	$3,500	$405	1,166,666	1,166,666	899,665	3,232,997
H	5,100	5,100	383	7,083,333	4,250,000	850,776	12,184,109
I	9,092	9,092	681	12,627,433	7,576,406	1,513,177	21,717,016
K	8,970	8,970	--	39,000,000	--	--	39,000,000

		$26,662	$1,469	59,877,432	12,993,072	3,263,618	76,134,122

Note Shares							750,000

Total New Common Shares issued effective January 11, 2002							76,884,122

Common shares outstanding at December 31, 2001							37,719,022

Common shares outstanding at January 11, 2002 (considered outstanding at December 31, 2001)							114,603,144

In accordance with the Securities and Exchange Commission’s staff position in EITF pronouncement (Topic D-42) relating to induced conversions of preferred stock, the Company recorded a $3 million non-cash charge to arrive at net loss available to common stock in 2001, representing the fair value of the Inducement Shares.  The fair value was based on $.23 per share, the price paid by Halco for its purchase of 39 million shares of the Company’s common stock.

(4) BALANCE SHEET COMPONENTS (in thousands)

	December 31,

	2003	2002

Accounts Receivable
Trade receivables	$1,555	$1,391
Less allowance for doubtful account	(184)	(457)

	$1,371	$934

Inventories
Finished goods	$1,152	$215
Raw materials	419	363
Work-in-progress	18	501

	$1,589	$1,079

Property and Equipment
Furniture, fixtures and office equipment	$217	$194
Computer equipment	384	188
Computer software	63	--
Other	15	9

	679	391
Less accumulated depreciation	(236)	(88)

	$443	$303

Depreciation expense amounted to $148,000 and $1.3 million for the years ended December 31, 2003 and 2002, respectively.

As of December 31, 2003, substantially all the Company’s assets were pledged as collateral for indebtedness (see Note 8 to Consolidated Financial Statements).

	December 31,

	2003	2002

Accounts Payable
Accounts payable	$1,927	$1,658
Accrued expenses and other current liabilities	1,017	1,519

	$2,944	$3,177

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment.  Accordingly, there was no goodwill amortization recognized during the years ended December 31, 2003 and 2002, as compared to $408,000 in 2001.

During early 2004, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company’s goodwill, including goodwill acquired in the Stonehouse Acquisition.  Based on this analysis, the Company’s goodwill is not considered to be impaired as of January 1, 2004.

As of December 31, 2003, the carrying amount of the Company’s goodwill, other intangible assets and capitalized software development costs included the following by business segments (in thousands):

	Goodwill	Other Intangible Assets	Capitalized Software Development Costs	Total

Storage Solutions:
Balances at December 31, 2002	$1,989	$--	$--	$1,989

Telemanagement Solutions (a):
Balances at December 31, 2002	6,474	2,586	300	9,360
Additional capitalized software
development costs	--	--	350	350
Amortization	--	(367)	(76)	(443)

Balances at December 31, 2003	$8,463	$2,219	$574	$11,256

___________
a)  See Note 2 to Consolidated Financial Statements.

Amortization of other intangible assets acquired in the Stonehouse Acquisition was $214,000 for the year ended December 31, 2002.  There was no amortization of capitalized software development costs for the year ended December 31, 2002.

(6) TRADING MARKETABLE SECURITIES

In connection with the Halco Investment (see Note 3 to Consolidated Financial Statements) on November 20, 2001, the Company received marketable securities with a quoted market value of $6.1 million, including approximately 434,000 shares of American Realty Investors Inc. (“ARL”), with a quoted market value of $5.2 million.  Through December 31, 2001, the Company received net cash proceeds of approximately $1 million principally from the sale of all of the non-ARL securities, and realized a gain of $86,000.  Unrealized losses at December 31, 2001 on the ARL shares were $897,000, resulting in a net loss of $811,000.

Due to ARL’s low trading volume, the Company’s ability to sell or borrow against the ARL holdings had been extremely limited.  From November 2001 through mid March 2002, the Company had been able to sell only 56,300 shares in the public market, generating cash proceeds of $442,000.  To assist in funding the Company’s working capital requirements, in February and March 2002, the Company and a company controlled by Mr. Levy, Hilcoast Development Corp (“Hilcoast”) entered into agreements whereby Hilcoast purchased 195,000 shares of ARL with an aggregate quoted value of approximately $1.5 million on the respective purchase dates for an aggregate purchase price of approximately $1.2 million.  In connection therewith, Hilcoast granted the Company a four-month option to repurchase all or a portion of those shares based on the price Hilcoast paid plus 10% per annum (the “Options”).  In April 2002, the Company received $206,000 in cash proceeds from the exercise of the Options.  In February and March 2002, the Company sold 183,000 shares, representing all of its remaining holdings in ARL, to Mr. Halperin for an aggregate purchase price of approximately $1.3 million, which approximated ARL’s quoted value on the respective purchase dates.  As a result of the ARL sales in 2002, the Company realized a loss of $1.1 million for the year ended December 31, 2002, net of the $206,000 Options proceeds.

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss before income taxes follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Amount computed at federal statutory rate of 34%	$(2,036)	$(2,698)	$(4,745)
Non-deductible amortization of intangible assets	99	73	127
Expenses and losses not deductible for tax purposes	10	18	203
Fair value of option granted to customer	--	204	--
Stock-based compensation	269	--	--
Exercise or disqualifying disposition of non-qualified and incentive stock options	(67)	--	--
Losses for which no current benefits are available	1,725	2,403	4,415

Provision for income taxes	$--	$--	$--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$25,786	$23,339
Depreciation and amortization	874	1,884
Research and development credit carryforwards	1,474	1,559
Alternative minimum tax carryforwards	770	770
Inventory, warranty and other reserves	375	353
Short term capital loss carryforwards	687	687

Net deferred tax assets	29,966	28,592
Less valuation allowance	(29,966)	(28,592)

Deferred taxes	$--	$--

At December 31, 2003 and 2002, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the net operating loss carryforwards will not be realized based on recent operating results.

As of December 31, 2003, there were unused net operating loss carryforwards (the “NOL's”) for regular federal tax purposes of approximately $75.8 million and approximately $16.7 million for California tax purposes, expiring from 2006 through 2023 and 2004 through 2014, respectively.  In addition, the Company has capital losses of approximately $2 million which expire in 2007, research and development tax credit carryforwards of approximately $1.5 million expiring from 2004 through 2023 and, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company has available AMT credit carryforwards of approximately $770,000 million, which may be used indefinitely to reduce regular federal income taxes.

Under Internal Revenue Code Section 382, in connection with a 1999 acquisition, the usage of approximately $8 million of federal NOL’s and approximately $2 million of California NOL’s is limited annually to approximately $400,000.  Currently, California has a moratorium on the usage of its NOL’s.  The usage of certain tax credit carryforwards is also subject to limitation.  In addition, in connection with the Stonehouse Acquisition, the usage of approximately $2.8 million of federal NOL’s is limited annually to approximately $500,000.

(8) BORROWINGS

The Company's borrowings consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002

Current:
Affiliate - Notes payable to Mr. Levy, interest ranging from 8-10% per annum, payable primarily at maturity, principally on April 30, 2004 (a)	$6,941	$3,398

Other - Notes payable, interest principally at 8% per annum, maturing through September 2004 (b)	896	1,486

	$7,837	$4,884

Long-Term:
Halco Note, converted into common stock in March 2003 (c)	$--	$3,100

a) Mr. Levy

At December 31, 2002, notes payable to Mr. Levy amounted to $3.4 million, which included $2.7 million advanced during 2002 and $650,000 outstanding as of December 31, 2001.  During the year ended December 31, 2003, Mr. Levy advanced an additional $2.9 million (net of $1.4 million in repayments and a $200,000 convertible note that was converted into common stock).  In connection with extensions of the maturity dates on $5.4 million of these notes, accrued interest in the amount of $624,000 was added to the outstanding principal balance ($249,000 effective December 31, 2003 and $375,000 effective June 30, 2003).

Included in the $6.9 million in borrowings from Mr. Levy at December 31, 2003 is $792,000 outstanding under a $1.8 million revolving promissory note, collateralized by 5,000,000 shares or approximately 31% of the Company’s ownership interest in Stonehouse common stock pursuant to a Stock Pledge Agreement dated October 23, 2003.

In addition, included in borrowings from Mr. Levy at December 31, 2003 is a $175,000 note, due September 30, 2004, which is convertible at Mr. Levy’s option into nStor common stock at a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

In September 2003, Mr. Levy converted a $200,000 convertible note, plus approximately $10,000 in accrued interest, into 723,313 shares of newly issued common stock based on the contractual conversion price of  $.29 per share.

Interest associated with notes payable to Mr. Levy was not paid in cash during 2003, 2002 or 2001.

In connection with the Company’s outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million LC for the benefit of the contractor, subsequently reduced to $500,000, effective April 15, 2003.  The Company has borne the cost of all fees in connection with the LC and has agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC.  No amounts have been drawn on the LC, which expires June 30, 2004, as extended.

b) Other

             Private Investors

At December 31, 2002, Bernard Marden, a shareholder who beneficially owns in excess of 10% of the Company’s common stock or a trust controlled by Mr. Marden (collectively “Mr. Marden”) was the holder of a $450,000, 10%

promissory note, which was payable March 15, 2003, was convertible at Mr. Marden's request at any time prior to maturity into shares of the Company’s common stock based on a conversion price of $.40 per share, and which was collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary.  In January and February 2003, Mr. Marden advanced the Company an additional $700,000 under an 8% convertible promissory note which was convertible at Mr. Marden's option at any time prior to maturity into shares of (i) nStor common stock based on a conversion price of $.29 per share (the closing market price on the date of the note) or (ii) Stonehouse common stock based on a conversion price of $.5625 per share.  During March and April 2003, Mr. Marden loaned the Company an additional $1.5 million, and together with the aforementioned $1.2 million in existing notes (including approximately $50,000 in accrued interest) (collectively, the "Marden Notes"), aggregating $2.7 million, agreed to new notes with the following terms: (i) interest at 8% per annum, payable quarterly, (ii) convertible at any time prior to maturity on April 1, 2004 into shares of nStor common stock based on a conversion price of $.30 per share; and (iii) collateralized principally by nStor's ownership interest in Stonehouse and the intellectual property and other intangible assets of the Company’s Storage Solutions business.  The closing market price of nStor common stock on March 14, 2003, the date of Mr. Marden’s loan commitment, was $.26.

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

            Revolving Credit Facilities

                        Storage Solutions

In November 2003, the Company entered into a one-year Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its Storage Solutions accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The remaining 20% of eligible receivables is remitted to the Company, less applicable fees, upon collection of the invoice in full.  The Agreement is collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days.  This Agreement replaced a similar arrangement in effect since August 2002 with another financial institution, for a $750,000 line of credit with monthly fees of 2.1%.  At December 31, 2003, the unpaid balance of Purchased Receivables amounted to approximately $1.1 million.

During 2001, the Company had a revolving bank credit facility (the “Bank Line of Credit”), which provided for borrowings principally based on 85% of eligible accounts receivable.  The Bank Line of Credit bore interest at prime plus 2.5%, was scheduled to mature in April 2002, was collateralized by substantially all of the Company’s Storage Solutions assets, and provided for certain financial covenants, including minimum net worth and net income requirements. As of December 31, 2001, the outstanding balance of the Bank Line of Credit was $3 million.  During 2001, the Company had not been in compliance with the minimum net worth and net income requirements and in February 2002, the bank advised the Company that it did not intend to renew the Bank Line of Credit.  The Company repaid the entire outstanding balance by July 30, 2002.

                        Telemanagement Solutions

In July 2003, Stonehouse entered into an asset-based revolving line of credit with a financial institution (the “Credit Facility”), which provides for Stonehouse to borrow up to $500,000 based on specified percentages of eligible receivables.  The Credit Facility had an outstanding principal balance of $335,000 at December 31, 2003, bears interest at Prime + 1.75% per annum with a 6.5% floor (6.5% at December 31, 2003), is collateralized by all of Stonehouse’s assets, and matures on July 10, 2004, but is payable on demand.  The Credit Facility replaced a line of credit with similar terms with another financial institution.

c) Halco Note

As a condition to the closing of the Stonehouse Acquisition, the Company issued a $3.1 million 8% convertible promissory note (the “New Halco Note”) to Halco.  The New Halco Note replaced the $3.1 million Halco Note (see Note 3 to Consolidated Financial Statements) and was convertible at the Company’s option at any time prior to maturity on November 20, 2006 at a per share conversion price equal to 85% of the closing bid price of the Company’s common stock on AMEX on the trading day immediately prior to the date of conversion.  The New Halco Note was convertible at the holder’s option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of the Company’s common stock on the trading day immediately prior to the date of conversion.  Effective March 28, 2003, Halco converted the New Halco Note, plus approximately $205,000 of accrued interest, into 11,015,048 newly issued shares of common stock based upon a conversion price of $.30 per share.  The closing market price of nStor common stock on March 27, 2003 was $.27 per share.  No interest was paid to Halco in 2003.  During 2002 and 2001, the Company paid $131,000 and $81,000, respectively, in interest to Halco.

(9) FAIR VALUE OF OPTION GRANTED TO CUSTOMER

Effective March 1, 2002, the Company granted a subsidiary of Pacific Electric Wire & Cable Co., Ltd., the parent of PUSA and a reseller in China of the Company’s Storage Solutions, an option to purchase up to thirty (30) million newly issued shares of the Company’s common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $600,000 as of the date of grant based on the Black-Scholes option-pricing model and other provisions of SFAS No. 123, Accounting for Stock Based Compensation, and related EITF guidance.  This amount was recorded as an expense in the accompanying Statement of Operations for the year ended December 31, 2002.  The option expired unexercised on November 30, 2002.

(10)  OTHER INCOME, NET

Other income, net of other expenses, consisted of the following (in thousands):

	2003	2002	2001

Reduction in carrying value of liabilities to reflect the net amount due	$--	$940	$628
Negotiated discounts with vendors	28	445	1,231
Loss on extinguishment of debt	--	--	(362)
Write-off of assets related to abandoned facilities	--	(64)	(226)
Other	--	(44)	--

	$28	$1,277	$1,271

(11) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Prior to the Acquisition in June 2002, the Company operated predominantly in one business segment, Storage Solutions.  Customers of the Storage Solutions segment include OEM’s, SI’s, VAR’s (Value Added Resellers) and end users.

Following the Acquisition, the Company began operating under a second business segment, Telemanagement Solutions.  Stonehouse offers telemanagement solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the year ended December 31, 2003, sales to three customers accounted for 18%, 15% and 11% of the Company’s Storage Solutions and sales to a single customer accounted for 20% of Telemanagement Solutions sales.  During the year ended December 31, 2002, sales to two customers accounted for 42% and 13% of the Company’s Storage Solutions sales and sales to a single customer accounted for 29% of Telemanagement Solutions sales.  During the year ended December 31, 2001, sales to one customer accounted for 12% of the Company’s Storage Solutions sales.

During 2003 and 2002, Storage Solutions sales to geographic areas other than the United States aggregated  41% and 20% respectively, of the Company’s Storage Solutions sales, principally in the Pacific Rim.  Sales to geographic areas other than the United States were not significant in 2001.

Presented below is selected financial information for the two segments in which the Company now operates (in thousands). The Storage Solutions segment includes all corporate revenues and expenses except those specifically attributable to the Telemanagement Solutions segment. Since the Acquisition occurred in June 2002, segment information is not applicable for the 2001 period.

	2003		2002

Storage Solutions:
Total assets	$4,694		$4,080
Revenues	$7,796		$7,917
Gross margin	$1,931		$1,382
Net loss	$(5,061	)(a)	$(7,878)

Telemanagement Solutions:
Total assets	$10,526		$10,102
Revenues	$4,806		$2,873
Gross margin	$2,491		$1,516
Net loss	$(927	)(a)	$(106	)(b)

Totals:
Total assets	$15,220		$14,182
Revenues	$12,602		$10,790
Gross margin	$4,422		$2,898
Net loss	$(5,988	)(a)	$(7,984	)(b)

(a)	Includes non-cash charge of $791,000 attributable to stock-based compensation, consisting of $716,000 under Telemanagement Solutions and $75,000 under Storage Solutions.
(b)	Includes results of operations for Stonehouse for the seven months following the Acquisition in June 2002.

(12) COMMITMENTS AND CONTINGENCIES

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

Neither case is being actively prosecuted.  Counsel for the Company believes that the Company has good defenses to both claims and that it will not incur any material liability.  The Company is unaware of any facts that would support any of the plaintiffs' claims, and accordingly, the Company believes that the claims are without merit.

In February 2002, W. David Sykes, the Company's former Executive Vice President of Marketing and Sales, filed a complaint against one of the Company's subsidiaries in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with the Company.  The Company believes that it acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon its guaranty of the terms and conditions of the employment agreement between Mr. Sykes and the Company's subsidiary.  In June 2003, the Company filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information.  The litigation is still in its preliminary stages.  The Company intends to vigorously defend Mr. Sykes' claims and does not believe at this time that the litigation will have a material adverse impact on the Company.

Certain software sublicensed to, and marketed by, Stonehouse (the “Software”) is collateral under a sale/leaseback agreement between PUSA and a financial institution, consummated prior to the Stonehouse Acquisition.  The obligations of PUSA under the sale/leaseback agreement, including the obligation to pay $381,000 per month for three years through March 2004, are supported by a surety bond.  In connection with the Stonehouse Acquisition, Stonehouse was granted an irrevocable perpetual license to, among other items, sub-license the Software to third parties and install, use, modify, copy or enhance the Software or prepare derivative works from the Software, for Stonehouse’s own benefit or the benefit of any third party.  At the expiration of the sale/leaseback, PUSA is required to purchase the Software for $1 and has agreed to complete that purchase and immediately transfer all rights and title to Stonehouse. PUSA also indemnified Stonehouse for certain other potential obligations and breaches of certain representations and warranties (the “Indemnifications”).  In December 2002, PUSA filed Chapter 11 proceedings in the United States Bankruptcy Court for the Northern District of Texas.  In the opinion of management, PUSA’s potential inability to satisfy its obligations in connection with the Software and the Indemnifications will not result in the Company incurring any material liability.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business.  In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business, operations or cash flows.

(13) PREFERRED STOCK

SERIES D

The Series D Convertible Preferred Stock, with a stated value of $2 million as of December 31, 2000, accrued quarterly dividends at 8% per annum and was convertible into shares of the Company's common stock based on a fixed conversion price of $1.00 per share.  Pursuant to an automatic conversion feature, effective October 28, 2001, all of the Series D Convertible Preferred Stock outstanding at December 31, 2000 was converted into 2 million shares of the Company’s common stock.

SERIES E

The Series E Convertible Preferred Stock, with a stated value of $3.5 million as of December 31, 2000, accrued quarterly dividends at 9% per annum from July 2000 through June 2001 and at 10% thereafter. The Series E Convertible Preferred Stock was convertible into shares of the Company’s common stock based on a fixed conversion price of $3.00 per share.  In connection with the Halco Investment, on January 11, 2002, all of the Series E Convertible Preferred Stock was converted into 1,166,666 shares of the Company’s common stock (see Note 3 to Consolidated Financial Statements).

SERIES F

The Series F Convertible Preferred Stock, with a stated value of $722,000, as of December 31, 2000, accrued quarterly dividends at 9% per annum from July 2000 through June 2001 and at 10% thereafter. The Series F Convertible Preferred Stock was convertible into the Company’s common stock based on a fixed conversion price of $3.00 per share.  During 2001, all of the Series F Convertible Preferred Stock outstanding at December 31, 2000 was converted into 240,533 shares of the Company’s common stock.

SERIES G

The Series G Preferred Stock, with a stated value of $2 million as of December 31, 2000, held by Mr. Levy, accrued quarterly dividends at 10% per annum and was redeemable at the Company’s option.  Attached to the Series G Preferred Stock was a warrant to purchase 500,000 shares of the Company’s common stock at $1.50 per share, exercisable from July 1, 2001 through December 31, 2003 (the "Warrant"). The Warrant provided that if any portion of the Series G Preferred Stock was redeemed by the Company prior to June 30, 2001, a corresponding pro-rata portion of the Warrant would be cancelled.  Effective April 12, 2001, the Series G Preferred Stock and accrued dividends thereon of $57,000 were exchanged for Series I Convertible Preferred Stock, with a stated value of $2.1 million and the Warrant was cancelled.

SERIES H

Effective April 12, 2001, the Company exchanged $5.1 million of borrowings for Series H Convertible Preferred Stock, with a stated value of $5.1 million.  The Series H Convertible Preferred Stock accrued quarterly dividends at 10% per annum and was convertible into shares of the Company’s common stock based on a fixed conversion price of $.72 per share.  In connection with the Halco Investment, on January 11, 2002, all of the Series H Convertible  Preferred Stock was converted into 7,083,333 shares of the Company’s common stock (see Note 3 to Consolidated Financial Statements).

SERIES I

Effective April 12, 2001, the Company exchanged $6.7 million of borrowings (including $3.6 million from Mr. Levy), $110,000 in accrued interest, and the Series G Preferred Stock held by Mr. Levy with a stated value of $2.1 million (including accrued dividends), for Series I Convertible Preferred Stock with a stated value of $8.8 million.  On April 24, 2001, the Company issued additional shares of Series I Convertible Preferred Stock with a stated value of $250,000 to a private investor for $250,000 in cash.  The Series I Convertible Preferred Stock had an aggregate stated value of $9.1 million, accrued quarterly dividends at 10% per annum and was convertible into shares of the Company’s common stock based on a fixed conversion price of $.72 per share.  In connection with the Halco Investment, on January 11, 2002, all of the Series I Convertible Preferred Stock was converted into 12,627,433 shares of the Company’s common stock (see Note 3 to Consolidated Financial Statements).

SERIES K

On November 20, 2001, the Company issued Series K Convertible Preferred Stock, with a stated value of $9 million, to Halco as part of the Halco Investment for approximately $2.9 million in cash and $6.1 million of marketable securities.  The Series K Convertible Preferred Stock was not entitled to receive dividends and was convertible into shares of the Company’s common stock based on a fixed conversion price of $.23 per share.  On January 11, 2002, all of the Series K Convertible Preferred Stock was converted into 39,000,000 shares of the Company’s common stock (see Note 3 to Consolidated Financial Statements).

SERIES L

In connection with the Stonehouse Acquisition on June 7, 2002, the Company issued Series L Convertible Preferred Stock with a stated value of $1 million.  The Series L Convertible Preferred Stock was not entitled to dividends and was convertible into 4,527,027 shares of the Company’s common stock, subject to shareholder approval.  Shareholder approval was received effective October 8, 2002 and the Series L Convertible Preferred Stock was converted into 4,527,027 shares of the Company’s common stock.

(14) STOCK OPTIONS AND WARRANTS

Under the Company’s 1996 Stock Option Plan (the “1996 Plan”), stock options to purchase up to seven million shares of the Company's common stock were available to be granted to officers, directors, key employees and non-employees.  Options granted under the 1996 Plan have a maximum term of ten years and generally vest over three years annually on an equal basis.

Effective January 10, 2002, the Company’s shareholders approved the Company’s 2001 Stock Option Plan (the “2001 Plan”), under which stock options to purchase up to five million shares of the Company’s common stock may be issued for a maximum term of ten years.  On October 8, 2002, the Company’s shareholders approved an amendment to the 2001 Plan to increase the number of authorized shares from 5 million to 7.5 million.  In connection with the 2001 Plan, the Company ceased granting options under the 1996 Plan and all shares reserved for issuance under the 1996 Plan that had not yet been issued were cancelled.  The terms of options previously granted under the 1996 Plan continue to be governed by the 1996 Plan and the option agreements currently in effect for those options.

Changes in outstanding options are summarized as follows for the three years ended December 31, 2003:

			Weighted
		Weighted	Average
		Average	Fair Value
		Exercise	Per Share
	Shares	Price	of Options
	(in thousands)	Per Share	Granted

Balance, December 31, 2000	4,549	$2.40

Granted – exceeded market value	200	1.10	$.59
Granted – equal to market value	533	.69	$.50
Forfeited	(2,411)	2.64

Balance, December 31, 2001	2,871	2.45

Granted – exceeded market value	5,719	.31	$.16
Granted – equal to market value	275	.26	$.19
Forfeited	(1,106)	1.83

Balance, December 31, 2002	7,759	.67

Granted – exceeded market value	750	.46	$.11
Granted – equal to market value	870	.56	$.39
Granted – below market value	300 (b)	.01	$.25
Forfeited	(1,862)	.46
Exercised	(586)	.17

Balance, December 31, 2003	7,231 (a)	$.71

(a) Includes 1,649,000 shares under the 1996 Plan and 5,582,000 under the 2001 Plan.
(b) See Note 15 to Consolidated Financial Statements for discussion regarding this option.

At December 31, 2003, 2002 and 2001, 3,643,189, 1,661,060 and 1,906,915, respectively, of the outstanding options were exercisable with a weighted-average exercise price of $1.05, $1.83 and $1.89, respectively, per share.  The number of shares available to grant under the 2001 Plan was 1,462,668 as of December 31, 2003.

The following table summarizes information about fixed stock options at December 31, 2003:

Options Outstanding				Options Exercisable

					Weighted
					Average
	Number	Weighted Average	Weighted	Number	Exercise Price
Exercise	Outstanding	Remaining	Average	Exercisable	of Exercisable
Prices	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Options

$0.24 – $0.26	4,107	8.58 years	$0.26	1,288	$0.26
$0.27 – $0.73	1,490	6.54 years	$0.44	986	$0.41
$0.74 – $3.35	1,409	5.95 years	$1.74	1,144	$1.89
$4.00 – $4.94	225	3.33 years	$4.06	225	$4.07

$0.24 – $4.94	7,231	7.48 years	$0.71	3,643	$1.05

At December 31, 2003 the Company had outstanding warrants under which 1,687,500 shares of common stock could be acquired.  Information relating to these warrants is summarized as follows:

	Number of	Warrant Price

	Warrants	Price	Total
	(in thousands)	Per Share	(in thousands)

Balance, December 31, 2000	2,575	$1.25 – $3.60	$5,506

Warrants issued	1,562	$0.45 – $1.20	1,455
Warrants expired	(333)	$1.25	(417)
Warrants cancelled	(500)	$1.50	(750)

Balance, December 31, 2001	3,304	$0.45 – $3.60	5,794

Warrants expired	(1,322)	$1.37 – $3.30	(3,147)

Balance, December 31, 2002	1,982	$0.45 – $3.60	2,647

Warrants issued	125	$0.25	31
Warrants expired	(420)	$2.00 - $3.60	(1,192)

Balance, December 31, 2003	1,687	$0.25 – $1.20	$1,486

	Number of Warrants	Exercise
Expiration Date	(in thousands)	Price

March 2004	937	$1.20
June 2004	625	$0.45 – $0.75
December 2005	125	$0.25

	1,687

At December 31, 2003, the Company had reserved common stock for the following purposes (in thousands):

1996 Plan:
Options outstanding	1,649

2001 Plan:
Options outstanding	5,582
Options available to grant	1,463

Total under 2001 Plan	7,045

Total shares reserved under options	8,694

Warrants outstanding	1,687

10,381

(15) DEFERRED STOCK COMPENSATION

In connection with an employment agreement effective as of March 1, 2003, Stonehouse granted options to purchase shares of common stock of Stonehouse which would result in its new President holding a minority interest in Stonehouse upon the exercise of any or all of the vested options.  The intrinsic value of the options, valued at

$801,000, was based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options.  The intrinsic value is reflected in shareholders' equity as a charge to deferred stock compensation and is being amortized over the vesting period of the options.  Amortization of $716,000 is included in Stock-Based Compensation in the accompanying Statements of Operations for the year ended December 31, 2003.  Unamortized deferred stock compensation of $85,000 as of December 31, 2003 will be amortized through May 2007.

In connection with a separation agreement between the Company and a former officer, the Company granted an option to purchase 300,000 shares of the Company’s common stock at $.01 per share.  The options were valued at $75,000 based on the Black-Scholes Option Pricing Model and were recorded as Stock-Based Compensation during the year ended December 31, 2003.

(16) RELATED PARTY TRANSACTIONS

        H. Irwin Levy

See Notes 1, 3, 6, 8, 13 and 14 to Consolidated Financial Statements for a discussion of transactions involving Mr. Levy.

In addition, commencing in October 1999, the Company has been charged $5,000 per month, plus reimbursement of out-of-pocket expenses, by Hilcoast Advisory Services, Inc. (“Advisor”) for certain financial consulting and administrative services provided to the Company.  Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, and Jack Jaiven, the Company’s Vice President and Treasurer, is an officer of Advisor. Management believes that the terms of this agreement were no less favorable to the Company than those that would be received from other sources.

        Maurice Halperin

See Notes 1, 3, 6, 8 and 13 to Consolidated Financial Statements for a discussion of transactions involving Mr. Halperin.

(17) LEASES

The Company leases its operating facilities under operating leases, which expire at various dates through February 2009.  At December 31, 2003, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

2004	$374
2005	349
2006	142
2007	122
2008	122

$1,109

Rent expense was $493,000, $527,000 and $831,000 during 2003, 2002 and 2001, respectively.

(18) 401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the “401(k) Plan”) covers substantially all employees meeting certain minimum age and service requirements. Company contributions to the plan are determined by the Board of Directors. The Company has made no contributions to the 401(k) Plan as of December 31, 2003.

(19) FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2003 and 2001, the Company recorded a write-down of $126,000 and $2.5 million, respectively, resulting from valuations of certain inventory, which included obsolete inventory and components associated with products, which the Company had phased out.  Management was unable to reasonably estimate the effect, if any, of these adjustments on prior quarters in 2003 or 2001.

(20) QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly operations for the years ended December 31, 2003 and 2002 (in thousands).

	March 31	June 30	September 30	December 31

2003
Sales	$2,334	$2,791	$3,931	$3,546
Gross margin	$861	$1,167	$1,346	$1,048

Loss from operations	$(1,423)	$(1,449)	$(960)	$(1,458)
Net loss	$(1,635)	$(1,587)	$(1,138)	$(1,628)
Basic and diluted net loss per common share	$(.01)	$(.01)	$(.01)	$(.01)

2002 (a)
Sales	$1,559	$2,451	$3,494	$3,286
Gross margin	$(116)	$100	$1,410	$1,504

Loss from operations	$(2,626)	$(2,015)	$(1,295)	$(973)
Net loss	$(4,802)	$(1,806)	$(600)	$(776)
Basic and diluted net loss per common share	$(.04)	$(.01)	$(.00)	$(.01)

(a)   Includes results of operations for Stonehouse for the seven months following the Acquisition in June 2002.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of

  nStor Technologies, Inc.

The audit referred to in our report dated March 26, 2004, on page 39 of this Form 10-K, relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included the audits of the consolidated financial statement schedules listed in the accompanying index.  The consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion, such consolidated financial statement schedules present fairly, in all material respects, the information set forth therein.

The aforementioned consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has significant recurring losses, negative working capital and serious liquidity concerns.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the aforementioned consolidated financial statements.  The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Swenson Advisors, LLP
Swenson Advisors, LLP

San Diego, California
March 26, 2004

nSTOR TECHNOLOGIES, INC.
Schedule I—Condensed Financial Information of Registrant
Fiscal Years Ended December 31, 2003 and 2002

The following represents the condensed unconsolidated balance sheet for nStor Technologies, Inc. as of December 31, 2003 and 2002, and the condensed unconsolidated statements of operations and cash flows for the years ended December 31, 2003 and 2002.

CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4	$3

Total current assets	4	3

Investments in and receivables from subsidiaries	10,144	8,772

	$10,148	$8,775

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$6,081	$2,748
Other	561	836
Accounts payable and other	245	471

Total current liabilities	6,887	4,055

Long-term debt	--	3,100

Total liabilities	6,887	7,155

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,067,838 and 142,076,947 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	8,252	7,103
Deferred stock compensation	(85)	--
Additional paid-in capital	108,412	101,847
Deficit	(113,318)	(107,330)

Total shareholders’ equity	3,261	1,620

	$10,148	$8,775

nSTOR TECHNOLOGIES, INC.
Schedule I—Condensed Financial Information of Registrant

CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2003	2002

Loss from investment in subsidiaries	$(5,209)	$(6,336)
Realized and unrealized losses on marketable securities, net	--	(1,123)
Fair value of option granted to customer	--	(600)
Other income, net	--	580
Interest expense	(516)	(407)
Selling, general and administrative expenses	(263)	(98)

Loss available to common stock	$(5,988)	$(7,984)

nSTOR TECHNOLOGIES, INC.
Schedule I—Condensed Financial Information of Registrant

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,988)	$(7,984)
Adjustments to reconcile net loss to net cash used by operating activities:
Proceeds from the sale of marketable securities	--	3,132
Realized losses on marketable securities	--	1,123
Fair value of option granted to customer	--	600
Other income, net	--	(578)
Other	89	--
Changes in assets and liabilities:
(Increase) in investments in and receivables from subsidiaries	(148)	(10)
Increase in accounts payable and other liabilities	426	237

Net cash used by operating activities	(5,621)	(3,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to affiliate and other borrowings	7,576	3,084
Repayments on affiliate and other borrowings	(2,053)	--
Proceeds from the exercise of stock options	99	--

Net cash provided by financing activities	5,622	3,084

Net increase (decrease) in cash and cash equivalents during the year	1	(396)

Cash and cash equivalents at the beginning of the year	3	399

Cash and cash equivalents at the end of the period	$4	$3

nSTOR TECHNOLOGIES, INC.
Schedule II-- Valuation and Qualifying Accounts
Fiscal Years Ended December 31, 2003, 2002 and 2001
(in thousands)

			Additions
			Resulting
	Balance at	Additions	from		Balance at
	Beginning	Charged	Merger/		End
	of Year	to Income	Other	Deductions*	of Year

Allowance for Doubtful
Accounts Receivable:
2003	$457	$(30)	$--	$(243)	$184
2002	209	210	100	62	457
2001	402	1,069	200	(1,462)	209

Allowance for Inventory
Obsolescence:
2003	$581	$190	$--	$47	$818
2002	4,345	(239)	--	(3,525)	581
2001	4,902	2,500	--	(3,057)	4,345

____________
* Deductions represent amounts written off against the allowance, net of recoveries.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not change accountants or file any Current Reports on Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the three-year period ended December 31, 2003.

Item 9A.   Controls and Procedures

(a) Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, these officers have concluded that as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There has been no change in our internal controls over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Executive Officers of the Company - Set forth below is the name, age, position with us, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each of our directors and executive officers:

Name	Age	Position With the Company	Director Since		Officer Since

H. Irwin Levy	77	Chairman of the Board and Chief Executive Officer	1998	(1)	June 2001
Mardan Afrasiabi	37	President and Chief Operating Officer of Stonehouse Technologies, Inc.	--		March 2003
Stanley Brenner	78	Director	February 2003		--
Guy Carbonneau	42	Senior Vice President, Hardware Engineering	--		April 2002
Roger H. Felberbaum	61	Director	February 2000		--
John E. Gates	66	Chief Executive Officer of Stonehouse Technologies, Inc.	--		June 2002
David L. Geene	51	Senior Vice President, Sales and Marketing	--		April 2002
Thomas L. Gruber	59	Acting President and Chief Operating and Financial Officer	--		2002	(2)
Jack Jaiven	57	Vice President, Treasurer	--		1999	(3)
Bruce E. Menn	57	Vice President, Customer Satisfaction	--		April 2002
E. Donald Shapiro	72	Director	August 2003		--
Michael L. Wise	60	Director	1989	(4)	(4)

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

The terms of the directors will expire at the 2004 Annual Meeting of Shareholders.

H. Irwin Levy has been Chairman of the Board and Chief Executive Officer of Hilcoast Development Corp. (Hilcoast), a real estate development and management company, and certain affiliated companies, all of which are privately held businesses, since August 1992.  Mr. Levy was Chairman of the Board of CV Reit, Inc., a NYSE listed

Real Estate Investment Trust from December 1997 until June 2000 at which time he became a director of Kramont Realty Trust (Kramont), successor in merger to CV Reit.  In July 2003, Mr. Levy was appointed Chairman of the Board of Kramont.  Mr. Levy also served as Chairman of the Board and Chief Executive Officer of CV Reit from 1985 until July 1992.

Mardan Afrasiabi joined us in March 2003 as President and Chief Operating Officer of Stonehouse Technologies, Inc. (Stonehouse).  Previously, from June 1998 until June 2002, Mr. Afrasiabi was an executive officer of Tickets.com, including President of their Ticketing Services Group.  From May 1995 until June 1998, Mr. Afrasiabi served as Vice President of Ventana Global Ltd, a venture capital firm.

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

John E. Gates joined us in June 2002 in connection with our acquisition of Stonehouse.  Mr. Gates previously served as President and Chief Executive Officer for companies affiliated with Pacific USA Holdings Corp., including Stonehouse, since March 1996.  Mr. Gates has over thirty years experience in technology business management.

David L. Geene was employed by Eurologic Systems from October 1996 until April 2001, where he held the position of Senior Vice President of Sales and Marketing and served as a member of the Board of Directors. From April 1989 until October 1996, Mr. Geene held various sales positions with Digital Equipment’s Storageworks Division and Government Sales Unit.  Mr. Geene has 30 years experience in the computer industry.

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

E. Donald Shapiro has been The Joseph Solomon Distinguished Professor of Law at New York Law School since 1983 and is a Dean Emeritus.  Mr. Shapiro also serves as a director of the following entities: Loral Space and Communications (formerly Loral Corporation) (satellite communication) (NYSE) since 1973; GHI (not-for-profit health care provider) since 1994; Frequency Electronics (space and communication components) (AMEX) since 1998; and Vasomedical (medical equipment) (NASDAQ) since 1992.  In addition, Mr. Shapiro has been a Trustee of Kramont (successor in merger to Kranzco Realty Trust (Kranzco) since June 2000 and of Kranzco from 1994 to June 2000.

Michael L. Wise is a director of Home Director, Inc., successor in merger to Netword, Inc., a publicly held company that designs, manufactures, sells and installs home networking products.  He served as Chairman of the Board of Netword from December 1996 through December 2002 and as Chief Executive Officer from August 1997 through December 2002.  Mr. Wise has a PhD in physics.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended December 31, 2003, the board of directors held three meetings and on three occasions took action by unanimous written consent.  Mr. Levy and Mr. Felberbaum attended all meetings held during 2003.  With the exception of one meeting, Mr. Green, Mr. Halperin and Mr. Wise, were in attendance at all of the board of directors meetings.

The board of directors has an Audit Committee.  The Audit Committee, which held seven meetings during 2003, is composed of Michael L. Wise, Stanley Brenner and E. Donald Shapiro.  The Audit Committee performs its duties pursuant to the Audit Committee Charter, as amended, in the form in which it was adopted by the Audit Committee on August 6, 2003.  All three members of the Audit Committee qualify as an “independent” director under the current listing standards of AMEX.  The functions of the Audit Committee are described in the Audit Committee Charter and include overseeing the financial reporting process and the effectiveness of our internal, accounting and financial controls, and making recommendations to the Board, including the designation of independent auditors on an annual basis.

AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has selected Stanley Brenner, an independent Audit Committee member, to serve as the Audit Committee’s Financial Expert.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and certain other employees.  We will provide to any person, without charge, upon written request, a copy of our Code of Ethics.  Anyone wishing a copy may send their request to Jack Jaiven at 100 Century Blvd., West Palm Beach, Florida, 33417.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of our common stock have complied with all applicable Section 16(a) filing requirements except as follows (due to administrative oversights): (i) Roger H. Felberbaum, Director, did not file Statement of Changes in Beneficial Ownership on Form 4 on a timely basis for the March 2003 purchase of 50,000 shares of common stock; (ii) Bernard A. Marden (Mr. Marden), a shareholder who beneficially owns in excess of 10% of our common stock, did not file Initial Statement of Beneficial Ownership on Form 3 on a timely basis when he became a 10% shareholder in February 2003; (iii) Mr. Marden did not file Statement of Changes in Beneficial Ownership on Form 4 on a timely basis for the March 2003 issuance of a warrant to purchase 23,000 shares of common stock; (iv) Mr. Marden did not file Statement of Changes in Beneficial Ownership on Form 4 on a timely basis to report a convertible note receivable from Registrant dated April 30, 2003 which was convertible into 1,666,667 shares of common stock; (v) Maurice Halperin, former Chairman of the Board of Directors until his death in April 2003, did not file Statement of Changes in Beneficial Ownership on Form 4 on a timely basis for the March 28, 2003 conversion of a $3.1 million promissory note receivable from the Registrant into 11,015,048 shares of common stock, and (vi) Mardan Afrasiabi, President and Chief Operating Officer of Stonehouse Technologies, Inc. and Stanley Brenner, Director, did not file Initial Statements of Beneficial Ownership on Form 3 on a timely basis for the June 2003 appointment as an executive officer and February 2003 election to the board of directors, respectively.  Pacific Technology Group, Inc., a 10% shareholder, did not file Form 4’s for transactions that occurred in 2003.

Item 11.   Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2003, 2002 and 2001, the compensation awarded to, earned by or paid to those persons who were, during fiscal 2003 (i) our Chief Executive Officer and (ii) our executive officers whose compensation is required to be disclosed pursuant to the rules of the SEC (collectively referred to as the Named Officers).

Summary Compensation Table

			Annual Compensation

									Securities
							All Other		Underlying
							Annual		Options/SAR’s
Name and Principal Positions	Year		Salary		Bonus		Compensation		(#)(7)

H. Irwin Levy (1) Chief Executive Officer	2003 2002 2001		-- -- --		-- -- --	$ $ $	16,500 15,000 13,500		720,000 20,000 20,000

Guy Carbonneau Senior Vice President, Hardware Engineering	2003 2002 2001	$ $ $	127,745 127,928 128,060		-- -- --		-- -- --		-- 700,000 110,000

John E. Gates Chief Executive Officer of Stonehouse Technologies	2003 2002 2001	$ $	195,136 148,856 --	(3)	-- -- --	$ $	4,288 2,538 --	(2) (2)	-- 250,000 --

David L Geene Senior Vice President, Sales and Marketing	2003 2002 2001	$ $	165,000 126,437 --	(5)	-- -- --		$19,667 -- --	(4)	-- 700,000 --

Thomas L. Gruber Acting President, Chief Operating and Financial Officer	2003 2002 2001	$ $ $	173,472 174,925 111,417	(6)	-- -- --		-- --		-- 700,000 --

(1)

The compensation reported and which has not been paid by us represents fees earned in his capacity as a Director, Chairman or Vice Chairman of the Board (see Directors Compensation).  Mr. Levy was appointed Chief Executive Officer in June 2001 for which Mr. Levy does not receive compensation.

(2)	Represents payment of country club membership expenses for Mr. Gates.
(3)	Represents compensation paid to Mr. Gates commencing June 7, 2002, the first date Mr. Gates became employed by us.
(4)	Represents sales commissions paid to Mr. Geene.
(5)	Represents compensation paid to Mr. Geene commencing April 29, 2002, the first date Mr. Geene was employed by us.

(6)	Represents compensation paid to Mr. Gruber commencing April 2, 2001, the first date Mr. Gruber was employed by us.
(7)	Represents number of options granted during each year.

Employment Agreements

Mardan Afrasiabi

We entered into a one-year employment agreement with Mardan Afrasiabi effective March 1, 2003, under which Mr. Afrasiabi is employed as the President and Chief Operating Officer of Stonehouse Technologies, Inc., our wholly-owned subsidiary, at an annual base salary of $175,000.  The agreement provides for one-year renewals following the original term.  The agreement further provides that if we terminate Mr. Afrasiabi for Cause (as defined in the agreement) or if Mr. Afrasiabi voluntarily terminates his employment without Good Reason (as defined), he would be entitled to receive his base compensation through the date of termination or resignation.  Furthermore, if Mr. Afrasiabi resigns his employment for Good Reason or if we terminate him without Cause, at any time after February 28, 2004, Mr. Afrasiabi would be entitled to receive his base annual compensation paid on a monthly basis for twelve months following termination, provided that he continues to provide services to us for a period of 90 days (“Transition Period”).   In the event Mr. Afrasiabi chooses not to provide services during the Transition Period, he would be entitled to his monthly base salary for twelve months less the Transition Period, commencing upon the expiration of the Transition Period.

The agreement includes a non-compete clause in which Mr. Afrasiabi is prohibited from engaging, directly or indirectly, in rendering service to any person or entity that competes with Stonehouse, commencing on the date of his employment and continuing through two-years following the termination of Mr. Afrasiabi’s employment.

In connection with Mr. Afrasiabi’s employment, he was granted an option to purchase shares of Stonehouse common stock under the following terms:

	# of Shares	Vesting	Exercise Price

Initial Option	937,500	(a)	$.01

Time Based Option:	750,000	(b)	$.45
	375,000	(b)	$.55
	375,000	(b)	$.65

Participating Option:	750,000	(c)	$.45
	375,000	(c)	$.55
	375,000	(c)	$.65
(a)	100% on June 1, 2003.
(b)	Sixteen (16) equal quarterly installments commencing on September 1, 2003, or under certain conditions, upon occurrence of a Liquidity Event (as defined in the agreement).
(c)	Only upon occurrence of a Liquidity Event or an IPO (Initial Public Offering) of Stonehouse.

All of Mr. Afrasiabi’s options expire on March 1, 2010.  Any options not vested as of the date of termination of Mr. Afrasiabi’s employment for any reason, would expire upon termination.  Upon our termination of Mr. Afrasiabi’s employment for Cause, any options vested and not exercised would be exercisable for thirty days following termination.  Upon termination by us without Cause or by Mr. Afrasiabi’s resignation for Good Reason, any vested and unexercised options would be exercisable for nine months following termination.  If Mr. Afrasiabi voluntarily resigns his employment without Good Reason, any vested and unexercised options would be exercisable for three months.  In the event Mr. Afrasiabi’s employment is terminated for any reason prior to a Liquidity Event or IPO, we would have the right, but not the obligation, to repurchase any shares of Stonehouse common stock held by Mr. Afrasiabi which were acquired upon exercise of options for a purchase price equal to the fair market value as defined in the option agreement.

John E. Gates

We entered into a two-year employment agreement with John E. Gates effective June 7, 2002, under which Mr. Gates was employed as Chief Executive Officer of Stonehouse at an annual base salary of $200,000.  In June 2003, Mr. Gates agreed to a reduction in his annual base salary ($129,000 as of December 31, 2003).  The agreement further provides for a cash bonus, based on the fiscal year commencing July 1, 2002, and for each year thereafter, in an amount equal to (i) 100% of the first $50,000 of Stonehouse’s net income before income taxes (defined as Net Revenues) in excess of $1 million, and (ii) 13.33% of Stonehouse’s Net Revenues in excess of $1,050,000.  Based on Net Revenues during the fiscal year ended June 30, 2003, Mr. Gates was not entitled to a cash bonus in 2003.  In addition, the agreement provides for a monthly automobile allowance of $750 and up to $500 per month of reimbursements of country club membership expenses.

The agreement includes a non-competition clause in which Mr. Gates is prohibited from engaging, directly or indirectly, in rendering services to any person or entity that competes with Stonehouse, commencing June 7, 2002 and continuing through two years following termination of Mr. Gates employment.  In the event Mr. Gates is terminated as a result of the revenue requirements under the agreement, the non-compete period would end on May 31, 2004.

In addition, from June 2002 through May 2003, Mr. Gates received $50,000 in annual compensation for services rendered to our Storage Solutions subsidiary as a contract sales consultant.

Mr. Gates was granted an option on July 22, 2002 to purchase 250,000 shares of our common stock at $.26 per share, which vests equally over a three-year period.

Option/Stock Appreciation Rights (SAR) Grants

The following table sets forth information regarding options to purchase our common stock granted during fiscal 2003 to the Named Officers under our 2001 Stock Option Plan (the Plan).  No SARs were granted.

Individual Grants

Percent of
Total
	Number	Options
	of	/ SAR’s
	Securities	Granted to			Potential Realizable Value at
	Underlying	Employees	Exercise		Assumed Annual Rates of
	Options	in Fiscal	Or		Stock Price Appreciation for
	/ SAR’s	Year	Base Price	Expiration	Option Term

Name	Granted (#)	2003	($/Sh)	Date	5% ($)	10% ($)

H. Irwin Levy	700,000	36%	$.40	02/21/13	$456,090	$726,248
	20,000	1%	$.85	10/06/13	$27,691	$44,094
Guy Carbonneau	--	--	--	--	--	--
John E. Gates	--	--	--	--	--	--
David L. Geene	--	--	--	--	--	--
Thomas L. Gruber	--	--	--	--	--	--

Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning exercised and unexercised stock options held by the Named Officers as of December 31, 2003.  No SARs have been granted or are outstanding.

OPTION EXERCISES DURING 2003
AND YEAR-END OPTION VALUES

	Shares		Number of		Value of Unexercised
	Acquired	Value	Unexercised Options at		In-the-Money Options at
	On Exercise	Realized	December 31, 2003 (#)		December 31, 2003 ($)(1)

Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

H. Irwin Levy	--	--	900,000	20,000	$77,200	--
Guy Carbonneau	--	--	503,332	466,668	$56,000	$112,000
John E. Gates	--	--	83,333	166,667	$20,000	$40,000
David L. Geene	--	--	233,333	466,667	$56,000	$112,000
Thomas L. Gruber	--	--	233,333	466,667	$56,000	$112,000

(1) The closing price for our common stock, as reported by AMEX on December 31, 2003 was $.50.

Compensation Committee Interlocks and Insider Participation

Since the Compensation Committee did not meet during fiscal 2003, the entire Board of Directors participated in deliberations concerning compensation paid to our executive officers.

Audit Committee

Our Audit Committee was generally comprised of three members during 2003.  Michael Wise served as an independent Audit Committee member for all of 2003.  In February 2003, Stanley Brenner became our third independent Audit Committee member when he was appointed by our Board of Directors.  In July 2003, Audit Committee member Bernard Green passed away.  In August 2003, E. Donald Shapiro, an independent director, was appointed to the Audit Committee by our Board of Directors.  The Committee met on six occasions during the year and each member earns $500 per month for serving on the Committee.

Directors Compensation

None of our directors were also our employees in 2003.  Our directors are entitled to receive $1,500 for each director’s meeting attended and $1,000 per month in their capacity as directors.   During 2003, directors’ compensation earned was as follows: H. Irwin Levy and Roger H. Felberbaum - $16,500 each, Michael L. Wise - $15,000, Stanley Brenner - $13,000 and E. Donald Shapiro - $5,500.

Commencing in February 2000, all of the then directors agreed to defer receipt of all compensation earned until certain events occur.  As a result, no director’s fees have been paid since January 2000.

Under our 2001 Stock Option Plan, each director is automatically granted, effective each anniversary of said director's appointment to the Board, an option to purchase 20,000 shares of common stock at the then fair market value of our common stock.

Report on Executive Compensation

During 2003, our board of directors administered the compensation program for executive officers.

Executive Compensation Policy - Our overall compensation philosophy is as follows:

  *  Attract and retain quality talent, which is critical to both our short-term and long-term success;

  *  Foster a performance-oriented environment, where compensation is based upon corporate performance as measured by achievement of short and long-term objectives, taking into account economic conditions and competitive compensation levels;

  *  Create a mutuality of interest between executive officers and stockholders through compensation structures that share the rewards and risks of strategic decision making; and

  *  Promote a cohesive, team-oriented ethic among members of senior management in order to maintain the competitive advantage of efficiently integrating diverse business capabilities.

The board's approach to base compensation is to offer competitive salaries in comparison to those of other computer equipment manufacturers.  Increases in base compensation are based on the competence and performance of our executives and take into account our performance as a company.

The board also believes that stock ownership enhances management's focus on maximizing shareholder value.  Consequently, we have also adopted an incentive stock option plan for our officers and employees.  The administrators of that plan allocate options to employees, including executive officers, based on an evaluation of their relative levels of responsibility for, and contribution to, our operating results (in relation to our other optionees) and the number of options then owned by the employee.

Our executive compensation program for 2003 generally consisted of three components:  (i) monthly compensation of $1,000 for non-salaried directors, (ii) an annual salary for the executive officers and (iii) a long-term component consisting of grants of stock options to non-salaried directors/officers.  See "Directors Compensation" for amounts earned by non-salaried directors and a discussion regarding automatic annual option grants.

Mr. Levy does not receive compensation for serving as our Chief Executive Officer.

                                                                        Respectfully submitted,

                                                                         Stanley Brenner
                                                                         Roger H. Felberbaum
                                                                         H. Irwin Levy
                                                                         E. Donald Shapiro
                                                                         Michael L. Wise

Performance Table

The following table compares the five-year cumulative return on our common stock to total returns on the Standard and Poor's Smallcap 600 Index ("S&P Smallcap 600") and a component peer group of Standard and Poor's 500 Information Technology ("S&P 500 Information Technology").  The table assumes that the value of the investment in our common stock, the S&P Smallcap 600 and the S&P 500 Information Technology peer group was $100 on December 31, 1998, and that all dividends were reinvested.

Comparison of Five Year Cumulative Total Returns

	Base Date Dec. 1,	December 31,

Company Index	1998	1999	2000	2001	2002	2003

nStor Technologies, Inc.	$100	$85.37	$48.78	$10.93	$8.20	$19.51
S&P Smallcap 600	$100	$112.40	$125.67	$133.88	$114.30	$158.63
S&P 500 Information Technology	$100	$178.74	$105.63	$78.31	$49.01	$72.16

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                    Matters

The following table sets forth, as of February 29, 2004, information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and Named Officers and (iii) all our directors and executive officers as a group.

	Amount and Nature		Percent of
	of Beneficial		Outstanding
Name and Address of Beneficial Owner	Ownership (1)		Shares

Barry S. Halperin (2) 500 Southeast Fifth Avenue – Penthouse #01 Boca Raton, FL 33432	53,149,392	(2)	32.2%

H. Irwin Levy 100 Century Boulevard West Palm Beach, FL 33417	25,288,406	(3)	15.2%

Pacific USA Holdings Corp. (4) 2901 North Dallas Parkway – Suite 100 Plano, TX 75093	24,784,727		15.0%

Pacific Electric Wire & Cable Co., Ltd. (4) 2901 North Dallas Parkway – Suite 100 Plano, TX 75093	24,784,727		15.0%

Bernard Marden 1290 S. Ocean Boulevard Palm Beach, FL 33480	21,948,539	(5)	13.2%

Stanley Brenner	16,600	(6)	*

Guy Carbonneau	518,882		*

John L. Gates	333,333		*

David L. Geene	233,333		*

	Amount and Nature		Percent of
	of Beneficial		Outstanding
Name and Address of Beneficial Owner	Ownership (1)		Shares

Thomas L. Gruber	233,333		*

Roger H. Felberbaum	262,500	(7)	*

E. Donald Shapiro	56,600	(8)	*

Michael L. Wise	659,112	(9)	*

All executive officers and directors as a group (12 persons)	27,959,663		16.6%

*Less than 1%.

(1)

Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of common stock shown as beneficially owned by such stockholder.  For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options, warrants and convertible instruments that are exercisable within 60 days of the date hereof:  Mr. Levy – 1,752,500 shares; Mr. Marden – 881,250 shares; Mr. Carbonneau – 503,332 shares; Mr. Gates – 83,333 shares; Mr. Geene –233,333 shares; Mr. Gruber – 233,333 shares; Mr. Felberbaum – 80,000 shares; Mr. Wise - 252,000 shares; and all executive officers and directors as a group – 3,311,164 shares.  See "Executive Compensation".

(2)

Barry S. Halperin (Mr. Halperin) is the son of Maurice Halperin, our former Chairman of the Board of Directors until his death in April 2003.  Mr. Halperin was qualified to act as Personal Representative of Maurice Halperin’s estate on June 2, 2003 and is deemed to have acquired beneficial ownership of the securities in his father’s estate at that time.  Shares presented consists of 50,015,048 shares owned indirectly through Halco Investments, L.C. (Halco), controlled by Mr. Halperin, 3,019,744 shares owned directly by Mr. Halperin, and 114,600 shares owned by the Halperin Foundation in which Mr. Halperin is a co-trustee with his sibling, Carol Minkin.

(3)	Includes 5,534,357 shares owned indirectly by corporations controlled by Mr. Levy, 1,000 shares owned jointly with Mr. Levy’s spouse and 4,000,000 shares owned by Mr. Levy’s spouse.
(4)

Pacific Electric Wire & Cable Co., Ltd is the parent corporation of Pacific USA Holdings Corp., which is the parent corporation of Pacific Technology Group, Inc. (the shareholder) and as such, may be deemed the beneficial owner of the shares held by such entities.

(5)	Includes 4,080,058 shares owned indirectly by a trust for which Mr. Marden is a trustee.
(6)	Includes 14,600 shares owned by Mr. Brenner’s spouse as to which Mr. Brenner disclaims beneficial ownership.
(7)	Includes 7,500 shares held by Mr. Felberbaum’s spouse.
(8)	Represents 56,600 shares owned by Mr. Shapiro’s spouse as to which Mr. Shapiro disclaims beneficial ownership.
(9)

Includes 143,002 shares owned indirectly as follows, as to which Mr. Wise disclaims beneficial ownership:  92,602 shares owned by Mr. Wise's spouse, and 50,400 shares owned jointly by Mr. Wise's spouse and his mother.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including our 1996 Stock Option Plan and our 2001 Stock Option Plan approved by our stockholders.

(c)
			(b)	Number of
			Weighted	Securities
	(a)		Average	Remaining
	Number of		Exercise Price	Available for
	Securities to be		of	Future Issuance
	Issued Upon		Outstanding	Under Equity
	Exercise of		Options,	Compensation
	Outstanding		Warrants	Plans (Excluding
	Options, Warrants		and Rights	Securities Reflected
	and Rights (#)		($)	in Column (a))

Equity compensation plans approved by shareholders	7,230,719		$.71	1,462,668	(1)
Equity compensation plans not approved by shareholders	1,687,500	(2)	$1.04	--

Total equity compensation plans	8,918,219			1,462,668

(1)	Represents shares available for issuance under our 2001 Stock Option Plan.
(2)	Represents outstanding warrants issued primarily in connection with our borrowings from private investors.

Item 13.   Certain Relationships and Related Transactions

Loans and/or Investments Made by Directors

H. Irwin Levy

At December 31, 2002, notes payable to Mr. Levy, or companies controlled by Mr. Levy (collectively Mr. Levy), amounted to $3.4 million.  During the year ended December 31, 2003, Mr. Levy advanced an additional $2.9 million, net of $1.4 million in repayments and a $200,000 convertible promissory note that was converted into common stock.  In connection with extensions of the maturity dates on $5.4 million of these notes, accrued interest in the amount of $624,000 was added to the outstanding principal balance ($249,000 effective December 31, 2003 and $375,000 effective June 30, 2003).

Included in the $6.9 million in borrowings from Mr. Levy at December 31, 2003 is $792,000 outstanding under a $1.8 million revolving promissory note, collateralized by 5,000,000 shares or approximately 31% of our ownership interest in Stonehouse common stock pursuant to a Stock Pledge Agreement dated October 23, 2003.

In addition, included in borrowings from Mr. Levy at December 31, 2003 is a $175,000 note, due September 30, 2004, which is convertible at Mr. Levy’s option into nStor common stock at a conversion price of $.80 per share (the average of the high and low sales prices for our common stock two days following the issuance of a specified public announcement).

In September 2003, Mr. Levy converted a $200,000 convertible note, plus approximately $10,000 in accrued interest, into 723,313 shares of newly issued nStor common stock based on the contractual conversion price of  $.29 per share.

Interest associated with notes payable to Mr. Levy has not been paid in cash during the three years ended December 31, 2003.

In February 2003, we granted an option to Mr. Levy under our 2001 Stock Option Plan to purchase 700,000 shares of nStor common stock, exercisable immediately at $.40 per share and expiring December 31, 2007.  The closing market price of nStor common stock on February 21, 2003, the date of grant, was $.26 per share.

In connection with our outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million Letter of Credit (LC) for the benefit of the contractor, subsequently reduced to $500,000, effective April 15, 2003.  We have borne the cost of all fees in connection with the LC and have agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC.  No amounts have been drawn on the LC, which expires June 30, 2004, as extended.

Halco

Effective March 28, 2003, Halco converted a $3.1 million convertible subordinated promissory note, plus approximately $200,000 of accrued interest, into 11,015,048 newly issued shares of nStor common stock based on a conversion price of $.30 per share.  The closing market price of nStor common stock on March 27, 2003 was $.27 per share.  No interest was paid to Halco in 2003.

Loans Made by 5% Shareholder

At December 31, 2002, Bernard Marden, or a trust controlled by Mr. Marden (collectively, Mr. Marden), held a $450,000 note bearing interest at 10% per annum and which matured March 15, 2003, as extended.  The note was collateralized by substantially of the assets of our Storage Solutions subsidiary.  Mr. Marden had the right at any time prior to maturity to convert the note into shares of nStor’s common stock based on a conversion price of $.40 per share.

In January and February 2003, Mr. Marden advanced $700,000 under an 8% convertible promissory note, which was convertible at Mr. Marden’s option at any time prior to maturity, into shares of (i) nStor common stock based on a conversion price of $.29 per share (the closing market price of nStor’s common stock on February 19, 2003, the date of the note), or (ii) Stonehouse common stock at a conversion price of $.5625 per share.  During March and April 2003, Mr. Marden loaned us an additional $1.5 million, and together with the aforementioned $1.2 million in existing notes (including approximately $50,000 in accrued interest) (collectively, the "Marden Notes"), aggregating $2.7 million, agreed to new notes with the following terms: (i) interest at 8% per annum, payable quarterly, (ii) convertible at any time prior to maturity on April 1, 2004 into shares of nStor common stock based on a conversion price of $.30 per share; and (iii) collateralized principally by nStor's ownership interest in Stonehouse and the intellectual property and other intangible assets of our Storage Solutions business.  The closing market price of nStor common stock on March 14, 2003, the date of Mr. Marden’s loan commitment, was $.26.

Effective June 13, 2003, Mr. Marden, converted the Marden Notes into 9,000,001 shares of newly issued nStor common stock based on the contractual conversion price of $.30 per share.

In September 2003, Mr. Marden loaned $175,000 under a convertible note, which is convertible at Mr. Marden’s request into nStor common stock based on a conversion price of $.80 per share (the average of the high and low sales prices for our common stock two days following the issuance of a specified public announcement).

In connection with certain borrowings from Mr. Marden, in January 2003, we issued warrants to purchase 125,000 shares of nStor common stock, exercisable upon issuance at $.25 per share and expiring December 31, 2005.  The closing market price of nStor common stock on January 6, 2003, the date of the note, was $.30 per share.

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

Item 14.   Principal Accountant Fees and Services

Fees billed for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories, are as follows (in thousands):

	2003	2002

Audit fees	$116,300	$133,405
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Total	$116,300	$133,405

Fees for audit services include fees associated with our annual audit, reviews of our quarterly reports on Form 10-Q and assistance with and review of documents filed with the SEC.

Our Audit Committee has adopted a policy requiring advance approval of all professional services performed by our independent auditor.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements.

The Consolidated Financial Statements are listed under Item 8 on page 38 of this Form 10-K.

	2.	Financial Statement Schedules.

Financial Statement Schedule I – Condensed Financial Information of Registrant - see pages 72 – 74 of this Form 10-K.

Financial Statement Schedule II – Valuation of Qualifying Accounts – see page 75 of this Form 10-K.

	3.	Exhibits.

See Exhibits Index at pages 91 – 95 of this Form 10-K.

(b)

Current Reports on Form 8-K:

A report on Form 8-K dated November 7, 2003 was filed on November 7, 2003 reporting under Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its press release also dated November 7, 2003 announcing its financial results for the third quarter ended September 30, 2003.

(c)	Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index at pages 91 – 95 of this Form 10-K.

(d)

Separate financial statements of: (1) subsidiaries not consolidated and fifty percent or less owned persons; (2) affiliates whose securities are pledged as collateral; and (3) other Schedules are not filed because they are either not applicable or the items do not exceed the various disclosure levels.

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated June 7, 2003 by and among the Registrant, Pacific USA Holdings Corp., Pacific Technology Group, Inc. and Stonehouse Technologies, Inc. (9)

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002 (7)

3.2	Certificate Eliminating Reference to Series of Shares of Stock from the Restated Certificate of Incorporation of Registrant filed October 9, 2002 (7)

3.3	Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002 (7)

3.4	Restated Bylaws of Registrant (17)

4.1	8% Convertible Promissory Note for $175,000, dated September 8, 2003, between Registrant and Bernard Marden (2)

4.2	8% Convertible Promissory Note for $175,000, dated September 8, 2003, between Registrant and Cenvill Recreation, Inc. (2)

4.3	8% Convertible Promissory Note for $150,000, dated September 11, 2003, between Registrant and Alan Miller (2)

4.4	8% Convertible Promissory Note for $500,000, dated April 30, 2003, between Registrant and Bernard Marden (3)

4.5	8% Convertible Promissory Note for $1.7 million, dated March 25, 2003, between Registrant and Bernard Marden (4)

4.6	8% Convertible Promissory Note for $500,000, dated March 25, 2003, between Registrant and The Charlotte Marden 1993 Trust (4)

4.7	Form of 8% Convertible Promissory Notes for $250,000 between Registrant and Alan Miller and WRS Advisors III LC (4)

4.8	8% Convertible Promissory Note for $700,000, dated February 19, 2003, between Registrant and Bernard Marden (6)

4.9	8% Convertible Promissory Note for $200,000, dated February 19, 2003, between Registrant and H. Irwin Levy (6)

4.10	Form of Warrant to purchase common stock issued to Bernard Marden on January 6, 2003, January 29, 2003 and March 6, 2003 as to 40,000 shares, 60 shares and 25,000 shares, respectively (6)

4.11	Convertible Promissory Note for $650,000 between nStor Corporation, Inc. and H. Irwin Levy, dated June 14, 2002 (8)

4.12	Certificate of Designation of Series L Convertible Preferred Stock (9)

4.13

Stockholders' Agreement dated June 7, 2002 by and among the Registrant, H. Irwin Levy, Hilcoast Development Corp., MLL Corp., Maurice A. Halperin, Halco Investments, L.C. and Pacific Technology Group, Inc. (9)

4.14	Registration Rights Agreement dated June 7, 2002 between Registrant and Pacific Technology Group, Inc. (9)

4.15	8% Convertible Subordinated Promissory Note for $3,100,000, dated June 7, 2002, between Registrant and Halco Investments, L.C. (9)

4.16	Option Agreement to purchase up to thirty million shares of common stock granted to Pacific Technology Services, Inc., dated March 1, 2002 (13)

4.17	Certificate of Designation of Series K Convertible Preferred Stock (14)

4.18	Registration Rights Agreement dated November 20, 2001 issued to Halco Investments L.C. (14)

4.19	Warrant to purchase common stock issued to H. Irwin Levy, dated May 16, 2001 (15)

4.20	Warrant to purchase common stock issued to H. Irwin Levy, dated May 21, 2001 (15)

4.21	Warrant to purchase common stock issued to H. Irwin Levy, dated May 30, 2001 (15)

4.22	Warrant to purchase common stock issued to H. Irwin Levy, dated June 5, 2001 (15)

4.23	Warrant to purchase common stock issued to The Charlotte Marden 1993 Trust, dated June 7, 2001 (15)

4.24	Form of Warrant, between Registrant and certain private investors (16)

4.25	Form of Subscription Agreement, between Registrant and certain private investors (16)

4.26	Form of Registration Rights Agreement, between Registrant and certain private investors (16)

4.27	Restated Certificate of Incorporation of Registrant - see Exhibit 3.3

4.28	By-Laws of Registrant, as amended - see Exhibit 3.4

10.1	Promissory Note for $750,000, dated March 2, 2004, between Registrant and Cenvill Recreation, Inc. (1)

10.2	Letter Agreement, dated December 31, 2003, extending the maturity date to April 30, 2004 for a Convertible Subordinated Note dated June 14, 2002 between nStor Corporation and H. Irwin Levy (1)

10.3	Letter Agreement, dated December 31, 2003, extending the maturity date to April 30, 2004, for a Promissory Note dated June 30, 2003, between Registrant and Hilcoast Development Corp. (1)

10.4	Promissory Note, for $2,194,124, dated December 31, 2003, between Registrant and Cenvill Recreation, Inc. (1)

10.5	8% Promissory Note for $1,800,000, dated October 23, 2003, between Registrant and Cenvill Recreation, Inc. (1)

10.6	Stock Pledge Agreement, dated October 23, 2003, between Registrant and Cenvill Recreation, Inc. in connection with exhibit 10.5 (1)

10.7	Accounts Receivable Purchase Agreement between Registrant and Silicon Valley Bank (2)

10.8	Intellectual Property Security Agreement between Registrant and Silicon Valley Bank (2)

10.9	Promissory note for $1,000,000, dated June 30, 2003, between Registrant and Cenvill Recreation, Inc. (2)

10.10	Promissory Note for $2,806,744, dated June 30, 2003, between Registrant and Hilcoast Development Corp. (3)

10.11	Promissory Note for $540,000, dated April 23, 2003, between Registrant and Cenvill Recreation, Inc. (3)

10.12	Letter Agreement between Registrant and Cenvill Recreation, Inc., dated May 31, 2003 regarding amendments to a $560,000 Promissory Note dated December 30, 2002 (3)

10.13	Letter Agreement between Registrant and H. Irwin Levy, dated June 30, 2003 regarding amendments to a $650,000 10% Convertible Subordinated Promissory Note between Registrant and Mr. Levy (3)

10.14	Employment Agreement between Mardan Afrasiabi and Stonehouse Technologies, Inc., dated as of March 1, 2003 (3)

10.15	Non-Qualified Stock Option Agreement between Mardan Afrasiabi and Stonehouse Technologies, Inc., dated as of March 1, 2003 (3)

10.16	Security Agreement between Registrant and Bernard Marden, The Charlotte Marden 1993 Trust, Alan Miller and WRS Advisors III LC (4)

10.17	Second Amended and Restated Stock Pledge Agreement between Registrant and Bernard Marden, The Charlotte Marden 1993 Trust, Alan Miller and WRS Advisors III LC (4)

10.18	Letter Agreement between Registrant and H. Irwin Levy dated March 20, 2003 regarding amendments to a $200,000 8% Convertible Promissory Note dated February 19, 2003 (4)

10.19	Letter Agreement between Registrant and H. Irwin Levy, dated April 1, 2003 regarding conversion into Registrant's common stock of debt owed by Registrant to Mr. Levy (4)

10.20	Letter Agreement between Registrant and Hilcoast Development Corp. dated April 30, 2003 extending the maturity date of certain promissory notes (4)

10.21	Amended and Restated Stock Pledge Agreement between Registrant and H. Irwin Levy and Bernard Marden in connection with 8% Convertible Promissory Notes, dated February 19, 2003 (6)

10.22	10% Promissory Note for $500,000, dated January 6, 2003, between Registrant and Bernard Marden (6)

10.23	Promissory Note for $560,000, dated December 30, 2002 between Registrant and Cenvill Recreation, Inc. (6)

10.24	Promissory Note for $100,000, dated December 12, 2002, between Registrant and Hilcoast Development Corp. (6)

10.25	Letter Agreement, dated December 15, 2002, extending the maturity date to March 15, 2003 of a $450,000 note between Registrant and The Charlotte Marden 1993 Trust (6)

10.26	Letter Agreement, dated December 31, 2002, extending the maturity date to June 30, 2003 for certain notes between Registrant and Hilcoast Development Corp. (6)

10.27	Working Capital Assurance Agreement dated June 7, 2002, by and between Registrant and Hilcoast Development Corp. (9)

10.28	Employment Agreement dated June 7, 2002, between John E. Gates and Stonehouse (9)

10.29	Form of Agreement between Registrant and Hilcoast Development Corp. regarding the purchase and option of certain shares of stock (12)

10.30	Promissory Note for $500,000, dated July 31, 2002, between Registrant and Hilcoast Development Corp. (6)

10.31	Promissory Note for $750,000 between Registrant and Hilcoast Development Corp., dated June 14, 2002 (6)

10.32	Promissory Note for $500,000 between Registrant and Hilcoast Development Corp., dated May 18, 2002 (6)

10.33	Promissory Note dated April 30, 2002 for $750,000 between Registrant and Hilcoast Development Corp. (10)

10.34	Letter Agreement, dated March 25, 2002, extending the maturity date to December 15, 2002, of certain notes, which are between nStor Corporation, Inc. and H. Irwin Levy (13)

10.35	Letter Agreement, dated March 25, 2002, extending the maturity date to December 15, 2002, of a note that is between nStor Corporation, Inc. and The Charlotte Marden 1993 Trust (13)

10.36	Amendment to Registrant’s 2001 Stock Option Plan (5)

10.37	2001 Stock Option Plan (11)

10.38	1996 Stock Option Plan, dated October 5, 1996 (17)

10.39	Amendment to Registrant’s 1996 Stock Option Plan (18)

11	Statement Regarding Computation of Per Share Earnings for the Years Ended December 31, 2003, 2002 and 2001 (1)

14	Form of Code of Ethical Conduct for Financial Managers (1)

21	Subsidiaries of Registrant (1)

23	Consent of Independent Accountants dated March 26, 2004, signed by Swenson Advisors, LLP (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, H. Irwin Levy, on March 23, 2004

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber, on March 26, 2004

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, H. Irwin Levy, on March 23, 2004

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Thomas L. Gruber, on March 26, 2004

1)	Filed herewith.
2)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003, filed November 12, 2003.
3)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003.
4)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003.
5)	Incorporated by reference to Exhibits previously filed with Registrant’s Form S-8 Registration Statement, filed April 14, 2003.
6)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-K, filed March 28, 2003.
7)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-Q for the quarter ended September 30, 2002, filed November 13, 2002.
8)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.
9)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 8-K, filed June 21, 2002.
10)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
11)	Incorporated by reference to Exhibits previously filed with Registrant’s S-8 Registration Statement, filed April 26, 2002.
12)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 8-K, filed April 12, 2002.
13)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-K for the year ended December 31, 2001, filed April 8, 2002.
14)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 8-K dated November 20, 2001 and filed November 28, 2001.
15)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-Q for quarter ended June 30, 2001, filed August 17, 2001.
16)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-K for the year ended December 31, 2000, filed April 17, 2001.
17)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-K for the year ended October 31, 1996, filed January 28, 1997.
18)	Incorporated by reference to Exhibits previously filed with Registrant’s Form S-8 dated January 6, 2000, filed January 10, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.
(Registrant)

March 26, 2004	/s/ THOMAS L. GRUBER

Thomas L. Gruber
Acting President, Chief Operating and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

March 25, 2004	/s/ H. IRWIN LEVY

H. Irwin Levy
Chairman of the Board

March 26, 2004	/s/ STANLEY BRENNER

Stanley Brenner
Director

March 24, 2004	/s/ ROGER H. FELBERBAUM

Roger H. Felberbaum
Director

March 23, 2004	/s/ JACK JAIVEN

Jack Jaiven
Vice President and Treasurer

March 30, 2004	/s/ E. DONALD SHAPIRO

E. Donald Shapiro
Director

March ___, 2004

Michael L. Wise
Director