Form 10-Q
period 2004-03-31
NSTOR TECHNOLOGIES INC
filed 2004-05-14
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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

The number of shares outstanding of each of the registrant’s Common Stock, par value $0.05 per share; as of April 30, 2004 was 165,077,838 shares.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2004	December 31,
	(unaudited)	2003

ASSETS
Current assets:
Cash and cash equivalents	$234	$203
Accounts receivable, net	1,604	1,371
Inventories	1,027	1,589
Prepaid expenses and other	270	358

Total current assets	3,135	3,521

Property and equipment, net of $305 and $236 of accumulated depreciation	655	443
Goodwill and other intangible assets, net of $1,480 and $1,388 of accumulated amortization	11,132	11,256

	$14,922	$15,220

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$8,681	$6,941
Other	858	896
Accounts payables and other	3,236	2,944
Deferred revenue	1,016	1,178

Total current liabilities	13,791	11,959

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,077,838 and 165,067,838 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	8,253	8,252
Deferred stock compensation	(82)	(85)
Additional paid-in capital	108,414	108,412
Deficit	(115,454)	(113,318)

Total shareholders’ equity	1,131	3,261

	$14,922	$15,220

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

Sales	$3,902	$2,334
Cost of sales	2,770	1,473

Gross margin	1,132	861

Operating expenses:
Selling, general and administrative	1,912	1,339
Research and development	1,011	590
Stock-based compensation (1)	3	233
Depreciation and amortization	160	122

Total operating expenses	3,086	2,284

Loss from operations	(1,954)	(1,423)

Interest expense	(186)	(240)
Other income, net	4	28

Net loss	$(2,136)	$(1,635)

Basic and diluted net loss per common share	$(.01)	$(.01)

Weighted average number of common shares considered outstanding, basic and diluted	165,069,596	142,566,505

(1)  If stock-based compensation were not reported separately, the non-cash compensation expense would be included in selling, general and administrative.

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

			Deferred
			Stock	Additional
	Common Stock		Compen-	Paid-In

	Shares	Amount	sation	Capital	Deficit	Total

Balances, December 31, 2003	165,067,838	$8,252	$(85)	$108,412	$(113,318)	$3,261

Exercise of stock options	10,000	1		2		3

Amortization of deferred stock compensation			3			3

Net loss for the three months ended March 31, 2004					(2,136)	(2,136)

Balances, March 31, 2004	165,077,838	$8,253	$(82)	$108,414	$(115,454)	$1,131

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,136)	$(1,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	122
Provision for inventory reserves	68	115
Amortization of capitalized software development costs	32	--
Stock-based compensation	3	233
Provision for uncollectable accounts and other	--	(84)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(233)	274
Decrease (increase) in inventories	494	(443)
Decrease (increase) in prepaid expenses and other	88	(60)
Increase (decrease) in deferred revenue, accounts payable and other liabilities	130	(618)

Net cash used in operating activities	(1,394)	(2,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(280)	(36)
Capitalized software development costs	--	(203)

Net cash used in investing activities	(280)	(239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to affiliate borrowings	1,622	967
Proceeds of revolving credit facilities	105	29
Additions to other borrowings	--	1,700
Repayments on affiliate borrowings	--	(355)
Repayments on other borrowings and other	(22)	--

Net cash provided by financing activities	1,705	2,341

Net increase in cash and cash equivalents during the period	31	6

Cash and cash equivalents at the beginning of the period	203	293

Cash and cash equivalents at the end of the period	$234	$299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$57	$41

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of borrowings and accrued interest	$--	$3,305

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

            BASIS OF PRESENTATION

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented.  These interim results of operations are not necessarily indicative of results for the entire year.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2003.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

            GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2003 and 2002, the Company experienced net losses of $6 million and $8 million, respectively.  During the three months ended March 31, 2004 the Company's net loss amounted to $2.1 million.  In addition, the Company has negative working capital of $10.7 million as of March 31, 2004, which reflects borrowings of $8.7 million from H. Irwin Levy, the Company's Chairman of the Board and a significant shareholder, or companies controlled by Mr. Levy (collectively, “Mr. Levy”).  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

A recent significant development for the Company is the placement of a new executive management team, which the Company believes will be the foundation for generating positive future operating results.  Effective April 21, 2004, Todd Gresham was appointed Chief Executive Officer, President and a member of the Company’s board of directors; Steve Aleshire was appointed Executive Vice President and Chief Operating Officer and Lisa Hart was appointed Executive Vice President, Marketing and Alliances.  See Note 8 to Consolidated Financial Statements.  The new management team has substantial experience in the data storage industry and they have begun to implement marketing, sales and engineering strategies which the Company believes will generate increased revenues and improved gross margins, while targeting the Company's product development activities to the small and medium size market.

During the last two years, the Company has made substantial efforts to: (i) streamline its operations; (ii) establish the foundation for generating positive cash flows and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.  These efforts include cost reductions achieved from outsourcing the manufacturing of the Company's data storage products (“Storage Solutions”) since mid 2002 and from the relocation of the Company’s executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing contract produced a significant improvement in gross margins by lowering manufacturing costs.  In addition, the outsourcing allowed the Company to reduce its overall operating costs, principally as a result of the phase out of the Company's manufacturing facility during the 2002 third quarter.  Direct sales personnel and other costs were reduced as part of the Company’s strategy to provide greater emphasis on indirect customer channels (principally original equipment manufacturers (OEM’s) and solutions integrators (SI’s)).  The Company has recently been successful in concluding several major OEM sales agreements.

In November 2003, the Company entered into an Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its accounts receivables related to its Storage Solutions business (see Note 3 to Consolidated Financial Statements).  This Agreement replaced a similar arrangement with another financial institution for a $750,000 line of credit.

Since January 1, 2002 and through April 30, 2004, the Company obtained $11.1 million of equity and debt financing from private investors, including $8.1 million from Mr. Levy.  In addition, in connection with the Company’s outsourcing contract, Mr. Levy has provided collateral for a bank to issue a $1 million letter of credit (“LC”), subsequently reduced to $500,000, for the benefit of the contractor (see Note 3 to Consolidated Financial Statements).

At March 31, 2004, the Company’s cash and cash equivalents amounted to $234,000.  The Company has insufficient liquidity to fund its operating needs for the next twelve months and is currently exploring alternatives for raising additional capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until the Company begins to generate positive operating cash flows.  However, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

            BUSINESS

                        Storage Solutions

The Company, through its wholly-owned subsidiary, nStor Corporation, develops data storage solutions that are designed for the small and medium-size markets.  The Company’s controller technology, applications-driven storage platforms and StorView software form the foundation for the NexStor family of turnkey solutions that support Microsoft Windows, Linux, UNIX, and Macintosh operating environments.  The Company’s products are offered in various architectures including Fibre Channel, Fibre-to-SCSI (Small Computer Systems Interface), SCSI and SATA (Serial ATA) and are focused on addressing customers’ business needs and applications.

                        Telemanagement Solutions

Stonehouse Technologies, Inc. (“Stonehouse”), a wholly-owned subsidiary, is a provider of telecommunications software and services solutions that help large enterprises manage their communications expenses, assets and processes.  These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

            REVENUE RECOGNITION

                        Storage Solutions

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns.

                        Telemanagement Solutions

In accordance with provisions of the AICPA (American Institute of Certified Public Accounts) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectability is reasonably assured. Consulting revenues are recognized when services are performed.  Revenues on long-term development contracts are deferred at time of sale and using the percentage-of-completion method are recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

The Company’s standard warranty for its Storage Solutions business is a three-year return-to-factory policy, which covers both parts and labor.  Warranties provided by manufacturers for products the Company distributes, including warranties for disk drives, are passed on to the customer.  The Company has not recorded warranty reserves.  Although the Company has not experienced material warranty claims in the past, there can be no assurance that future warranty claims will not have a material adverse effect on the Company’s future financial condition and operating results.

In November 2003, nStor Technologies, Inc. became the guarantor for its Storage Solutions subsidiary indebtedness under an Accounts Receivable Purchase Agreement (see Note 4 to Consolidated Financial Statements).  Under FIN 45, a parent’s guarantee of its subsidiary debt to a third party does not require recognition as a liability.  Under the Purchase Agreement, the Company is obligated to repay the financial institution for the unpaid balance of any purchased receivables not paid within 90 days.

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

                        Telemanagement Solutions

In accordance with SFAS (Statement of Financial Accounting Standard) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, R&D costs associated with the creation of a software product are expensed as incurred until technological feasibility is established.  Thereafter, software production costs are capitalized until the product is available for general release to customers.  Capitalized software costs are amortized over the greater of (a) the straight-line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product.  Amortization begins when the product is available for general release to customers.  Other R&D costs are expensed as incurred.

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

            STOCK BASED COMPENSATION

The Company applies APB (Accounting Principles Board) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for options granted to employees under its stock option plans.  Under APB Opinion 25, if options are granted at exercise prices less than fair market value, compensation expense is recorded for the excess of the fair market values on the date of grant over the exercise price.

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The Company adopted the disclosure requirements under SFAS No. 148 regarding prominent disclosures in interim financial statements in January 2003.

During the three months ended March 31, 2004 and 2003, the Company granted options to purchase 205,000 shares of common stock and 740,000 shares (including 700,000 shares to Mr. Levy) of common stock, respectively.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended
	March 31,

	2004	2003

Risk-free interest rates	3.0% – 3.3%	2.8% – 2.9%
Expected lives (in years)	5	5
Expected volatility	86% - 88%	80% - 83%
Expected dividend yield	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Three Months Ended
	March 31,

	2004	2003

Net loss available to common stock:
As reported	$(2,136)	$(1,635)
Add total stock-based employee compensation expense using the fair value method	(81)	(189)

Pro forma	$(2,217)	$(1,824)

Basic and diluted net loss per common share:
As reported	$(.01)	$(.01)
Pro forma	$(.01)	$(.01)

            RECENT AUTHORITATIVE PRONOUNCEMENTS

In April 2004, the FASB issued FASB Staff Position (FSP) SFAS No. 129-1 (FSP 121-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”.  FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible and is effective April 2004.  The Company is currently evaluating the potential effect, if any, that FSP 121-1 may have on its financial position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share”.  EITF 03-06 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist.  EITF 03-06 is effective for reporting periods beginning after March 31, 2004.  The Company is currently evaluating the potential effect, if any, that EITF 03-06 may have on its financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superseded SAB 101, “Revenue Recognition in Financial Statements”.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, “Revenue Recognition”.  Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The Company’s adoption of SAB 104 in December 2003 did not have a material effect on the Company’s revenue recognition policies, nor the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position.  Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  On November 7, 2003, the FASB issued FSP No. SFAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  FSP 150-3 deferred certain aspects of SFAS 150.  The Company’s adoption of this statement during the third quarter of 2003 did not have a material effect on the Company’s financial position or results of operations.

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

(2)  GOODWILL AND OTHER INTANGIBLE ASSETS

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

During early 2004, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company’s goodwill.   Based on this analysis, the Company’s goodwill is not considered to be impaired as of January 1, 2004.

As of March 31, 2004, the carrying amount of goodwill, other intangible assets and capitalized software development costs included the following by business segments (in thousands):

	Goodwill	Other Intangible Assets	Capitalized Software Development Costs	Total

Storage Solutions:
Balances at December 31, 2003 and March 31, 2004	$1,989	$--	$--	$1,989

Telemanagement Solutions
Balances at December 31, 2003	6,474	2,219	574	9,267
Amortization, three months ended March 31, 2004	--	(92)	(32)	(124)

Balances at March 31, 2004	$8,463	$2,127	$542	$11,132

Other Intangible Assets, originally aggregating $2.8 million before accumulated amortization, arose in connection with the Company’s acquisition of Stonehouse and consists of the following at March 30, 2004:  (i) customer relationships (approximately $1.7 million); (ii) software ($336,000); and (iii) non-compete agreement ($121,000), with corresponding useful lives of ten, five and four years, respectively.  Amortization of Other Intangible Assets was $92,000 for the three months ended March 31, 2004 and 2003.  See Note 1 to Consolidated Financial Statements for a discussion regarding Capitalized Software Development Costs.  There was no amortization of Capitalized Software Development Costs for the three months ended March 31, 2003.

(3)  BORROWINGS

The Company's borrowings consisted of the following (in thousands):

	March 31,
	2004	December 31,
	(unaudited)	2003

Current:
Affiliate - Notes payable to Mr. Levy, interest ranging from 8%- 10% per annum, payable primarily at maturity, principally on July 31, 2004 (a)	$8,681	$6,941

Other - Notes payable, interest principally at 8% per annum, maturing through September 2004 (b)	858	896

	$9,539	$7,837

a) Mr. Levy

At March 31, 2004, notes payable to Mr. Levy amounted to $8.7 million, which included (i) $1.6 million advanced during the three months ended March 31, 2004; (ii) the February 2004 assignment to Mr. Levy of a $118,000 note held by an unrelated third party; (iii) a $1.8 million note, collateralized by 5,000,000 shares or approximately 31% of the Company’s ownership interest in Stonehouse common stock pursuant to a Stock Pledge Agreement dated October 23, 2003; and (iv) a $175,000 note, due September 30, 2004, which is convertible at Mr. Levy’s option into nStor common stock at a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

In connection with the Company’s outsource manufacturing contract, Mr. Levy has provided collateral for a bank to issue a $1 million LC for the benefit of the contractor, subsequently reduced to $500,000.  The Company has borne the cost of all fees in connection with the LC and has agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC.  No amounts have been drawn on the LC, which expires September 28, 2004, as extended.

b) Other

             Private Investors

Included in Other borrowings from private investors as of March 31, 2004 is $325,000 in convertible notes, due September 30, 2004, which are convertible at the holders' request into the Company’s common stock based on a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

            Revolving Credit Facilities

                        Storage Solutions

In November 2003, the Company entered into a one-year Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its Storage Solutions accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The remaining 20% of eligible receivables is remitted to the Company, less applicable fees, upon collection of the invoice in full.  The Agreement is collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days.  This Agreement replaced a similar arrangement in effect since August 2002 with another financial institution, for a $750,000 line of credit with monthly fees of 2.1%.  At March 31, 2004, the unpaid balance of Purchased Receivables amounted to approximately $1.3 million.

                        Telemanagement Solutions

In July 2003, Stonehouse entered into an asset-based revolving line of credit with a financial institution (the “Credit Facility”), which provides for Stonehouse to borrow up to $500,000 based on specified percentages of eligible receivables.  The Credit Facility had an outstanding principal balance of $440,000 at March 31, 2004, bears interest at Prime + 1.75% per annum with a 6.5% floor (6.5% at March 31, 2004), is collateralized by all of Stonehouse’s assets, and matures on July 10, 2004, but is payable on demand.  The Credit Facility replaced a line of credit with similar terms with another financial institution.

(4)  DEFERRED STOCK COMPENSATION

In connection with employment agreements effective as of March 1, 2003, Stonehouse granted options to purchase shares of common stock of Stonehouse, which would result in its new President and a second employee holding a minority interest in Stonehouse upon the exercise of any or all of the vested options.  The intrinsic value of the options, valued at $801,000, as adjusted, is based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options.  The intrinsic value was reflected in shareholders' equity as a charge to deferred stock compensation and is being amortized over the vesting period of the options.  Amortization of $3,000 and $233,000 for the three months ended March 31, 2004 and 2003, respectively, is included in Stock-Based Compensation in the accompanying Statements of Operations.  Unamortized deferred stock compensation of $82,000 as of March 31, 2004 will be amortized through May 2007.

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

As of December 31, 2003, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $75.8 million and approximately $16.7 million for California tax purposes, expiring from 2006 through 2023 and 2004 through 2014, respectively.  In addition, the Company has research and development tax credit carryforwards of approximately $1.5 million, which expire from 2004 through 2023 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $770,000, which may be used indefinitely to reduce regular federal income taxes.

Under Internal Revenue Code Section 382, in connection with a 1999 acquisition, the usage of approximately $8 million of federal NOL's and approximately $2 million of California NOL's is limited annually to approximately $400,000.  Currently, California has a moratorium on the usage of its NOL's.  The usage of certain tax credit carryforwards is also subject to limitation.  In addition, in connection with the 2002 acquisition of Stonehouse, the usage of approximately $2.8 million of federal NOL's is limited annually to approximately $500,000.

At March 31, 2004 and December 31, 2003, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL’s will not be realized based on recent operating results.

(6)  SEGMENT INFORMATION AND SALES TO SIGNIFICANT CUSTOMERS

The Company operates in two business segments – Storage Solutions and Telemanagement Solutions.  Customers of the Storage Solutions segment principally include OEM’s and SI’s.  Stonehouse offers Telemanagement Solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the three months ended March 31, 2004, sales to two customers accounted for 22% and 11% of the Company's Storage Solutions sales and sales to two customers accounted for 22% and 13% of the Company's Telemanagement Solutions sales.  During the three months ended March 31, 2003, sales to two customers accounted for 44% and 14% of the Company's Storage Solutions sales and sales to two customers accounted for 30% and 12% of the Company’s Telemanagement Solutions Sales.

For the three months ended March 31, 2004 and 2003, Storage Solutions sales to geographic areas other than the United States aggregated 41% and 19%, respectively, principally in the Pacific Rim.

Presented below for the three months ended March 31, 2004 and 2003 is selected financial information for the two segments in which the Company now operates (in thousands). The Storage Solutions segment includes all corporate  expenses except those specifically attributable to the Telemanagement Solutions segment.

	Three Months Ended March 31,

	2004	2003

Storage Solutions:
Total assets	$4,488	$4,019
Revenues	$2,248	$1,187
Gross margin	$507	$285
Net loss	$(2,009)	$(1,404)

Telemanagement Solutions:
Total assets	$10,434	$10,470
Revenues	$1,654	$1,147
Gross margin	$625	$576
Net loss	$(127)	$(231	)(a)

Totals:
Total assets	$14,922	$14,489
Revenues	$3,902	$2,334
Gross margin	$1,132	$861
Net loss	$(2,136)	$(1,635)

(a) Includes non-cash charge of $233,000 attributable to stock-based compensation.

(7)  COMMITMENTS AND CONTINGENCIES

             LITIGATION

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

(8)  SUBSEQUENT EVENT

Effective April 21, 2004, the Company appointed Todd Gresham as Chief Executive Officer, President and a member of the Company’s board of directors; Steve Aleshire as Executive Vice President and Chief Operating Officer; and Lisa Hart, Executive Vice President, Marketing and Alliances.  In connection with their respective employment agreements, the Company granted options to purchase an aggregate of 16,863,000 shares of the Company’s common stock (approximately 10% of the Company’s currently outstanding common shares) at exercise prices equal to $.44 per share, representing 110% of the market value (as defined in the employment agreements), for 50% of the options, and $.48 per share, representing 120% of the market value, for the remaining 50%.  The individual option grants were 11,500,000 shares for Mr. Gresham, 3,300,000 shares for Mr. Aleshire and 2,063,000 shares for Ms. Hart.  The options vest in equal quarterly installments over four years.  Vesting is subject to acceleration under certain circumstances, such as early termination of the optionees’ employment agreement without cause.  The number of options granted is subject to increase, or decrease, during 2004 based on the occurrence of certain dilutive or accretive events to maintain the percentage of the total award for all three executives at approximately 10% of the Company’s outstanding common stock.

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

Overview

Our operations are organized in two reportable segments: Storage Solutions and Telemanagement Solutions.  Since 1996, we have been a developer of data storage products and services, focused on transforming how the marketplace stores and exchanges information.  We design, manufacture and provide products and services that support data networks using advanced technologies.  Our Storage Solutions business has both a technology and a market focus and is dedicated to on-going research and development initiatives that support our customer needs.

Our Storage Solutions are principally sold to a network of OEM’s and SI’s under the nStor brand or the unique brand of respective distribution partners.  Our Telemanagement Solutions are sold to large corporations, state and municipal governments, and other organizations with large and complex public, private and hybrid communications networks.

During the course of the past year, we have evolved our Storage Solutions business to be a provider of flexible, high performance and intelligent Storage Solutions.  The headquarters for our Storage Solutions business and our executive offices are located in Carlsbad, California.  We also operate an engineering center in Lake Mary, Florida for the design, development and testing of our storage enclosure and controller technologies.  Our current product family includes applications-driven storage platforms, RAID controllers, and storage management software.  Since our acquisition of Dallas, Texas-based Stonehouse Technologies, Inc. in June 2002, we have also been a provider of Telemanagement Solutions, including software and outsourcing solutions that help large enterprises manage their telecommunications expenses, assets and processes.

We believe that our Storage Solutions products have a reputation for innovation, quality, high performance technology and competitive pricing.  However, a number of significant challenges, including limited cash resources that restricted our ability to fund certain sales, marketing and other initiatives, certain personnel issues, as well as the downturn in the data storage industry and the economy in general, have resulted in our company incurring substantial net losses and prevented us from achieving net positive cash flows from operations.  Our Telemanagement Solutions business, however, has not incurred net cash deficits since our acquisition.

Based on the quality of our products (including the recently introduced Serial ATA product line), validation of these products through recent major OEM contracts, as well as the significant growth potential of the SMB/SME (small-medium-business / small-medium-enterprise) segment of the data storage market, we believe that the most critical component necessary for the future success of our Storage Solutions business was the employment of an experienced and proven management team.  Effective April 21, 2004, we were successful in attracting a new executive management team with substantial experience in the data storage industry.  Todd Gresham was appointed our Chief Executive Officer, President and a member of our board of directors; Steve Aleshire was appointed Executive Vice President and Chief Operating Officer; and Lisa Hart was appointed Executive Vice President, Marketing and Alliances. With the addition of these officers, we believe that we are in a position to capture an increased market share of the rapidly growing SMB/SME.  Plans are currently underway to transition the company toward providing a more complete data storage solution, including adding new software applications and related functionality, and to expand our current sales channel development efforts.

Key challenges to succeeding with these plans include our ability to (1) provide existing major OEM customers with the resources and assistance necessary for them to accelerate sales volumes; (2) continue to design and develop innovative and competitive products; (3) anticipate changing trends in customer demand; and (4) integrate value-added software into our hardware offerings which can be customized for enterprise customers, departmental workgroups and SMB/SME’s across selected key vertical markets.  Other major challenges are to continue to effectively manage our contract manufacturers, control operating costs and obtain adequate funds to cover our working capital needs until we begin to generate positive cash flows.  We have historically obtained such funds through equity and/or debt capital from Mr. Levy and other private investors.  Since we presently have insufficient liquidity to fund our short-term and long-term operating needs, we are exploring various alternatives for raising capital; however, we cannot project with any degree of certainty that such funds will be available on terms that are acceptable.

Results of Operations

Three Months Ended March 31, 2004 vs. March 31, 2003

We incurred a net loss of $2.1 million for the three months ended March 31, 2004 as compared to a net loss of $1.6 million for the 2003 quarter.  We believe that a more appropriate measure of the underlying operating results of our business excludes non-cash and non-operational items as presented by business segment in the following table (in thousands).  Furthermore, management uses loss before non-cash and non-operational items internally as a measure of our operating performance.  Loss before non-cash and non-operational items should be considered in addition to, and not as an alternative for, or superior to, net loss or other measures of financial performance prepared in accordance with Generally Accepted Accounting Principles (GAAP).

	Three Months Ended March 31,

	2004			2003

	Storage Solutions	Tele- management Solutions	Total	Storage Solutions	Tele- management Solutions	Total

Sales	$2,248	$1,654	$3,902	$1,187	$1,147	$2,334
Cost of sales	1,741	1,029	2,770	902	571	1,473

Gross margin	507	625	1,132	285	576	861

Operating expenses:
Selling, general and administrative	1,277	635	1,912	868	471	1,339
Research and development	1,011	--	1,011	590	--	590

Total operating expenses	2,288	635	2,923	1,458	471	1,929

(Loss) income before non-cash and non- operational items	(1,781)	(10)	(1,791)	(1,173)	105	(1,068)

Non-cash and non-operational items:
Interest expense	(179)	(7)	(186)	(236)	(4)	(240)
Depreciation and amortization	(53)	(107)	(160)	(23)	(99)	(122)
Stock-based compensation	--	(3)	(3)	--	(233)	(233)
Other income, net	4	--	4	28	--	28

Total non-cash and non-operational items	(228)	(117)	(345)	(231)	(336)	(567)

Net loss	$(2,009)	$(127)	$(2,136)	$(1,404)	$(231)	$(1,635)

Sales

The following table presents Sales by business segment (in thousands):

	Three Months Ended March 31,

	2004	2003	Increase

Storage Solutions	$2,248	$1,187	$1,061
Telemanagement Solutions	1,654	1,147	507

	$3,902	$2,334	$1,568

            Storage Solutions

The following table presents Storage Solutions Sales information (in thousands):

	Three Months Ended March 31,

	2004		2003

	$	%	$	%

Indirect sales	$2,020	90%	$1,029	87%
Direct sales and other	228	10	158	13

	$2,248	100%	$1,187	100%

Domestic	$1,318	59%	$956	81%
Foreign	930	41	231	19

	$2,248	100%	$1,187	100%

Storage Solutions Sales for the three months ended March 31, 2004 increased by 89% and reflects a $417,000 reduction in sales, compared to 2003’s first quarter, to one domestic indirect customer, which has been phasing out of our product.  This customer accounted for 44% of our Storage Solutions business in the 2003 quarter.  Since that quarter, we have been successful in diversifying our customer base as evidenced by an overall increase of approximately $1 million, or 96%, in indirect sales during the 2004 quarter compared to the 2003 first quarter despite the significant reduction in sales to that customer.  A significant amount of this increase was attributable to foreign customers, generally concentrated in Japan and China.  Our indirect sales have increasingly become a larger proportion of our total sales in recent years and is the direct result of our strategy to market our products primarily to OEM's and SI's, and to provide greater technological, marketing and sales support to those markets.

Due to our focus on non-domestic markets, we expect our foreign sales to continue to be a significant part of our Storage Solutions Sales during the remainder of 2004.

During the three months ended March 31, 2004, sales to two customers represented 33% of our Storage Solutions Sales.  During the 2003 period, sales to two customers accounted for 57% of sales.  See Note 6 to Consolidated Financial Statements for a discussion of Segment Information and Sales to Significant Customers.

We expect an increase in Storage Solutions Sales during the remainder of 2004 based on the initial response to our Serial ATA product line that we began to offer to our customers in early 2004.

            Telemanagement Solutions

The 44% increase in Telemanagement Solutions Sales includes $382,000 in sales to a single new customer.  We expect an increase in Telemanagement Solutions Sales during the remainder of 2004 based on new customer relationships recently formed.

Cost of Sales/Gross Margins

The following table presents Cost of Sales / Gross Margins by business segment (in thousands):

	Three Months Ended March 31,

	2004		2003

	Cost of Sales	Gross Margin as a % of Sales	Cost of Sales	Gross Margin as a % of Sales

Storage Solutions	$1,741	23%	$902	24%
Telemanagement Solutions	1,029	38	571	50

	$2,770	29%	$1,473	37%

The current quarter’s Storage Solutions gross margins are net of a $68,000 non-cash charge to increase the reserve on our legacy products to 100%.  Excluding this charge, gross margins would have been 26%, a slight increase over the 2003 period.  Telemanagement Solutions gross margins declined primarily as a result of the classification to cost of sales of certain employees previously performing non-cost of sales functions, as well as the product mix of revenues recognized.

We expect gross margins to increase during the remainder of 2004.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.  Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Operating Expenses

            Selling, General and Administrative (SG&A)

The following table presents SG&A by business segment (in thousands):

	Three Months Ended March 31,

	2004	2003

Storage Solutions (including corporate)	$1,277	$868
Telemanagement Solutions	635	471

	$1,912	$1,339

SG&A attributable to our Storage Solutions business increased $409,000 during the 2004 period primarily as a result of (i) additional salaries and related costs associated with our sales and marketing efforts, (ii) consulting fees paid to our new executive management team prior to their employment in April 2004, and (iii) increases in certain public company related costs.  The $164,000 increase in SG&A attributable to our Telemanagement Solutions business is primarily the result of increased salaries and related costs in connection with higher sales activity experienced in the 2004 first quarter and anticipated during the remainder of 2004.  We do not expect significant increases during the remainder of 2004 in SG&A above the 2004 first quarter attributable to our Storage Solutions or our Telemanagement Solutions businesses.

Research and Development (R&D)

The following table presents R&D for our Storage Solutions business (in thousands):

	Three Months Ended March 31,

	2004	2003	Increase

Storage Solutions R&D	$1,011	$590	$421

The $421,000 increase in R&D expenses associated with our Storage Solutions business is primarily the result of prototype, testing and other related costs.  Our Telemanagement Solutions business did not incur R&D expenses during the three months ended March 31, 2004.  During the 2003 period, our Telemanagement Solutions business incurred $203,000 of R&D expenses, all of which were capitalized as software development costs in connection with our MONIES®10.0 software solution.

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs incurred by our Telemanagement Solutions business has been related to the development of our MONIES®10.0 software solution and were expensed as incurred until technological feasibility was established in October 2002.  Thereafter, such costswere capitalized until the product was available for general release to customers in June 2003, at which time we began to amortize capitalized software costs based on the greater of (i) the estimated economic life on the straight–line method, or (ii) the ratio that current revenues attributable to MONIES®10.0 revenues bears to total current and estimated future revenues for MONIES®10.0.  Software development costs amortized to cost of sales during the three months ended March 31, 2004 amounted to $32,000.  There were no such costs amortized to cost of sales in the 2003 period.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive in both our businesses.

Non-Cash and Non-Operational Items

             Interest Expense

The following table presents Interest Expense by business segment and borrowing source (in thousands):

	Three Months Ended March 31,

	2004	2003

Storage Solutions:
Private investors	$148	$202
Credit facilities	31	34
Telemanagement Solutions (credit facility)	7	4

	$186	$240

Interest Expense attributable to borrowings from private investors declined $54,000 in the 2004 three-month period primarily due to the March 28, 2003 conversion of a $3.1 million promissory note to common stock.

            Depreciation and Amortization

The following table presents Depreciation and Amortization by business segment (in thousands):

	Three Months Ended March 31,

	2004	2003

Storage Solutions	$53	$23
Telemanagement Solutions	107	99

	$160	$122

Amounts attributable to our Telemanagement Solutions business primarily consist of amortization of intangible assets of $2.8 million resulting from the Stonehouse acquisition.  We do not expect any significant change in Depreciation and Amortization during the remainder of 2004.

            Other

                        Stock-Based Compensation

Stock-Based Compensation of $3,000 and $233,000 for the three months ended March 31, 2004 and 2003, respectively, represents the amortization of deferred stock compensation for our Telemanagement Solutions business (see Note 4 to Consolidated Financial Statements).  Unamortized deferred stock compensation of $82,000 will be amortized through May 2007.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2003 and 2002, we experienced net losses of $6 million and $8 million, respectively.  During the three months ended March 31, 2004, our net loss amounted to $2.1 million.  In addition, we have negative working capital of $10.7 million as of March 31, 2004, which reflects borrowings of $8.7 million from Mr. Levy.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

A recent significant development is our placement of a new executive management team, which we believe will be the foundation for generating positive future operating results.  Effective April 21, 2004, Todd Gresham was appointed Chief Executive Officer, President and a member of our board of directors; Steve Aleshire was appointed Executive Vice President and Chief Operating Officer; and Lisa Hart was appointed Executive Vice President, Marketing and Alliances.  See Note 8 to Consolidated Financial Statements.  The new management team has substantial experience in the data storage industry and they have begun to implement marketing, sales and engineering strategies, which we believe will generate increased revenues and improved gross margins, while targeting our product development activities to the SMB/SME markets.

During the last two years, we have made substantial efforts to: (i) streamline our operations; (ii) establish the foundation for generating positive cash flows and operating profits; and (iii) obtain sufficient financing to cover our working capital needs.  These efforts include cost reductions achieved from outsourcing the manufacturing of our Storage Solutions since mid 2002 and from the relocation of our executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing contract produced a significant improvement in gross margins by lowering manufacturing costs.  In addition, the outsourcing allowed us to reduce our overall operating costs, principally as a result of the phase out of our manufacturing facility during the 2002 third quarter.  Direct sales personnel and other costs were reduced as part of our strategy to provide greater emphasis on indirect customer channels. We have recently been successful in concluding several major OEM sales agreements.

In November 2003, we entered into an Accounts Receivable Purchase Agreement with a financial institution under which we may sell up to $2.5 million of our accounts receivables related to our Storage Solutions business.  This Agreement replaced a similar arrangement with another financial institution for a $750,000 line of credit.

Since January 1, 2002 and through April 30, 2004, we obtained $11.1 million of equity and debt financing from private investors, including $8.1 million from Mr. Levy.  In addition, in connection with our outsourcing contract, Mr. Levy has provided collateral for a bank to issue a $1 million LC, subsequently reduced to $500,000, for the benefit of the contractor.

At March 31, 2004, our cash and cash equivalents amounted to $234, 000.  We have insufficient liquidity to fund our operating needs for the next twelve months and are currently exploring alternatives for raising additional capital to finance our short-term and long-term plans.  This includes operating deficits expected to be incurred until we begin to generate positive operating cash flows.  However, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Cash Flow Results

Our operating activities have historically produced net cash deficits.  During the three months ended March 31, 2004 and 2003, the primary source of cash to fund $1.4 million and $2.1 million, respectively, of net cash used in our operations was provided by $1.6 million and $2.3 million, respectively, in net borrowings from private investors, including $1.6 million and $612,000, respectively, from Mr. Levy.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2004 (in thousands):

		Payments Due by Period

		Less than	1 – 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$1,052	$395	$657	$--	$--
Estimated purchase obligations	1,713	1,713	--	--	--

Total	$2,765	$2,108	$657	$--	$--

Our estimated purchase obligations are based on outstanding purchase orders at March 31, 2004, and principally represent agreements to purchase goods that are enforceable, legally binding and for which the following terms are known: (i) the purchase price; (ii) the timing of the purchase, and (iii) the quantity of goods to be acquired.

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

            Revenue Recognition

Storage Solutions revenues are recognized as of the date shipments are made to customers, net of an allowance for returns.  Telemanagement Solutions revenues from computer software sales are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the software has occurred, the price is fixed or determinable, and collectibility is reasonably assured.  Consulting revenues are recognized when services are performed.  Revenues on long-term development contracts are deferred at time of sale, and using the percentage-of-completion method, are recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates are deferred at the time of sale and are included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

During the three months ended March 31, 2004, we recorded $68,000 in increases to our inventory reserve for obsolete inventory and components associated with products that were phased out.

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

            Goodwill and Other Intangible Assets

Our allocation of the Stonehouse purchase price included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with SFAS No. 141, Business Combinations.  These values were based on a valuation analysis completed by an independent valuation firm.  The intangible assets identified were as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000) and (iii) non-compete agreement ($224,000), and are being amortized over ten, five and four years, respectively.  In addition, we have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on impairment analysis prepared by an independent valuation firm in early 2004, our goodwill is not considered to be impaired as of January 1, 2004.

            Research and Development Costs

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs associated with our Telemanagement Solutions business for software production are expensed as incurred until technological feasibility is established. Thereafter, software production costs are capitalized until the product is available for general release to customers.  Amortization commences only when the product is available for general release and is recorded as amortization to cost of sales rather than R&D costs. Capitalized software costs are amortized over the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues for the product bears to the total current and anticipated future revenues for the product.  There were no R&D costs capitalized during 2004.  Capitalized software development costs amounted to $203,000 for the three months ended March 31, 2003.  Amortization of capitalized software development costs amounted to $32,000 in 2004.  There was no amortization of capitalized software costs in 2003.

Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in during the remainder of 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate revolving credit facility ($440,000 outstanding balance at March 31, 2004).  Therefore, we are subject to a market risk arising from increases to the prime rate.

Item 4. CONTROLS AND PROCEDURES

Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, these officers have concluded that as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)  There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF

              EQUITY SECURITIES

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
10.1

Letter Agreement, dated April 30, 2004, between Registrant and Hilcoast Development Corp, extending the maturity date of a $2,919,937 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.2

Letter Agreement, dated April 30, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $2,194,124 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.3

Letter Agreement, dated April 30, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,800,000 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.4

Letter Agreement, dated April 30, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $750,000 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.5

Letter Agreement, dated April 30, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $859,625 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.6

Letter Agreement, dated April 30, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $118,000 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.7	Promissory Note, dated April 20, 2004 for $1,500,000, between Registrant and Cenvill Recreation, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, Todd Gresham, on May 13, 2004.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven on May 13, 2004.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, Todd Gresham, on May 13, 2004.

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven on May 13, 2004.

(b)	Reports on Form 8-K:

A report on Form 8-K dated March 26, 2004 was filed on March 26, 2004 reporting under Item 7 –
Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its press release dated March 26, 2004 announcing its financial results for the fourth quarter and year ended December 31, 2003.

A report on Form 8-K dated April 21, 2004 was filed on April 21, 2004 reporting under Item 5 – Other Events and Required FD Disclosures and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its appointment of Todd Gresham as Chief Executive Officer, President and a member of the board of directors, Steve Aleshire, Executive Vice President and Chief Operating Officer and Lisa Hart, Executive Vice President, Marketing and Alliances.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

(Registrant)

Date: May 13, 2004	By: /s/ JACK JAIVEN

Vice President, Treasurer and Interim Chief Financial Officer