Form 10-Q
period 2004-06-30
NSTOR TECHNOLOGIES INC
filed 2004-08-16
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.05 per share, as of July 31, 2004 was 165,097,838 shares.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,
	2004	December 31,
	(unaudited)	2003

ASSETS
Current assets:
Cash and cash equivalents	$472	$203
Accounts receivable, net	1,842	1,371
Inventories	1,340	1,589
Prepaid expenses and other	389	358

Total current assets	4,043	3,521

Property and equipment, net of $367 and $236 of accumulated depreciation	581	443
Goodwill and other intangible assets, net of $1,571 and $1,388 of accumulated amortization	11,008	11,256

	$15,632	$15,220

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$10,744	$6,941
Other	858	896
Accounts payable and other	3,424	2,944
Deferred revenue	1,230	1,178

Total current liabilities	16,256	11,959

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,097,838 and 165,067,838 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	8,254	8,252
Deferred stock compensation	(96)	(85)
Additional paid-in capital	108,474	108,412
Deficit	(117,256)	(113,318)

Total shareholders’(deficit) equity	(624)	3,261

	$15,632	$15,220

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Sales	$3,906	$2,791	$7,808	$5,125
Cost of sales	2,624	1,624	5,394	3,097

Gross margin	1,282	1,167	2,414	2,028

Operating expenses:
Selling, general and administrative	1,957	1,329	3,869	2,668
Research and development	685	622	1,696	1,212
Stock-based compensation (1)	41	542	44	775
Depreciation and amortization	155	123	315	245

Total operating expenses	2,838	2,616	5,924	4,900

Loss from operations	(1,556)	(1,449)	(3,510)	(2,872)

Interest expense	(246)	(158)	(432)	(398)
Other income, net	--	20	4	48

Net loss	$(1,802)	$(1,587)	$(3,938)	$(3,222)

Basic and diluted net loss per common share	$(.01)	$(.01)	$(.02)	$(.02)

Weighted average number of common shares considered outstanding, basic and diluted	165,069,596	155,300,786	165,078,223	148,968,823

(1)  If stock-based compensation were not reported separately, this non-cash compensation expense would be included in selling, general and administrative.

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

			Deferred
			Stock	Additional
	Common Stock		Compen-	Paid-In

	Shares	Amount	sation	Capital	Deficit	Total

Balances, December 31, 2003	165,067,838	$8,252	$(85)	$108,412	$(113,318)	$3,261

Deferred stock compensation			(55)	55		--

Amortization of deferred stock compensation			44			44

Exercise of stock options	30,000	2		7		9

Net loss for the six months ended June 30, 2004					(3,938)	(3,938)

Balances, June 30, 2004	165,097,838	$8,254	$(96)	$108,474	$(117,256)	$(624)

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,938)	$(3,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	245
Provision for inventory reserves	68	143
Amortization of capitalized software development costs	65	11
Stock-based compensation	44	775
Provision for uncollectable accounts and other	15	(84)
Changes in assets and liabilities:
Increase in accounts receivable	(486)	(297)
Decrease (increase) in inventories	181	(535)
Increase in prepaid expenses and other assets	(31)	(98)
Increase in deferred revenue, accounts payable and other liabilities	749	96

Net cash used in operating activities	(3,018)	(2,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(270)	(98)
Capitalized software development costs	--	(350)

Net cash used in investing activities	(270)	(448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to affiliate borrowings	3,468	2,079
Proceeds of revolving credit facilities	105	29
Additions to other borrowings	--	2,700
Repayments on affiliate borrowings	--	(835)
Repayments on other borrowings	(25)	(122)
Proceeds from exercise of stock options	9	--

Net cash provided by financing activities	3,557	3,851

Net increase in cash and cash equivalents during the period	269	437
Cash and cash equivalents at the beginning of the period	203	293

Cash and cash equivalents at the end of the period	$472	$730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$121	$145

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in satisfaction of convertible notes and accrued interest	$--	$6,505

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of nStor Technologies, Inc. (“nStor”) and all wholly owned subsidiaries (collectively, the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

            BASIS OF PRESENTATION AND GOING CONCERN

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2003 and 2002, the Company experienced net losses of $6 million and $8 million, respectively.  During the six months ended June 30, 2004 the Company's net loss amounted to $3.9 million.  In addition, the Company has negative working capital of $12.2 million as of June 30, 2004, which reflects borrowings of $10.7 million from H. Irwin Levy, the Company's Chairman of the Board and a significant shareholder, or companies controlled by Mr. Levy (collectively, “Mr. Levy”).  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

During the last two years, the Company has made substantial efforts to: (i) streamline its operations; (ii) establish the foundation for generating positive cash flows and operating profits; and (iii) obtain sufficient financing to cover its working capital needs.  In April 2004, the Company appointed a new executive management team which the Company believes will be the foundation for generating positive future operating results.  See Note 5 to Consolidated Financial Statements.  The Company has achieved cost reductions from outsourcing the manufacturing of its data storage products (“Storage Solutions”) since mid 2002 and from the relocation of the Company’s executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing produced a significant improvement in gross margins by lowering manufacturing costs and allowed the Company to reduce its overall operating costs, principally as a result of the phase out of the Company's manufacturing facility during the 2002 third quarter.  Further cost reductions were realized through the movement from a direct sales force to an indirect model principally through OEM’s (Original Equipment Manufacturers) and Solutions Integrators (SI’s).  Additionally, the Company has recently been successful in adding several major OEM sales agreements.

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

Since January 1, 2002 and through July 31, 2004, the Company obtained $12.7 million of equity and debt financing from private investors, including $9.7 million from Mr. Levy.  In addition, in connection with the Company’s outsourcing of its manufacturing, Mr. Levy has provided collateral for a bank to issue a $500,000 letter of credit (“LC”), for the benefit of a contractor (see Note 3 to Consolidated Financial Statements).

At June 30, 2004, the Company’s cash and cash equivalents amounted to $472,000.  The Company has insufficient liquidity to fund its operating needs for the next twelve months and operating deficits are expected to be incurred until the Company begins to generate positive operating cash flows.  The Company is exploring alternatives for raising additional capital to finance its short-term and long-term plans..  However, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

            BUSINESS

                        Storage Solutions

The Company, through its wholly owned subsidiary, nStor Corporation, develops data storage solutions that are designed for the small and medium-size business markets.  The Company’s controller technology and StorView management software form the foundation for the NexStor family of turnkey solutions that support a wide range of operating systems.  Designed for storage intensive environments and mission critical applications, the Company’s products are available in Fibre Channel, SCSI and SATA (Serial ATA) configurations.

                        Telemanagement Solutions

Stonehouse Technologies, Inc. (“Stonehouse”), the Company’s telecommunications management subsidiary, is a provider of telecommunications software and services solutions that help large enterprises manage their communications expenses, assets and processes.  These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

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

            RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on operating results previously reported.

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

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The Company applies SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, regarding prominent disclosures in interim financial statements.

During the three months ended June 30, 2004 and 2003, the Company granted options to purchase 17,796,332 and 20,000 shares of common stock, respectively.  During the six months ended June 30, 2004 and 2003, the Company granted options to purchase 18,001,332 and 1,215,000 (including 700,000 shares to Mr. Levy) shares of common stock, respectively.  In April 2004, the Company granted conditional employee stock options to purchase an aggregate of 16,863,000 shares of common stock.  These options were granted to the Company’s new executive management team (see Note 5 to Consolidated Financial Statements) and are conditional because of the 7.5 million share limitation under the 2001 Plan.  In accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation (An Interpretation of APB Option No. 25)”, although the increase in the number of shares available under the 2001 Plan is subject to shareholder approval, the options are deemed to be granted because management and members of the board of directors control sufficient votes to approve the amendment to the 2001 Plan.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Risk free interest rates	1.0%-3.5%	2.9%	1.0%-3.5%	2.8%-3.0%
Expected lives	3 months-5 years	5 years	3 months-5 years	2 years
Expected volatility	78%-86%	85%	78%-88%	80%-85%
Expected dividend yield	0%	0%	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss available to common stock:
As reported	$(1,802)	$(1,587)	$(3,938)	$(3,222)
Add total stock-based employee compensation expense using the fair value method	--	(4)	(81)	(158)

Pro forma	$(1,802)	$(1,591)	$(4,019)	$(3,380)

Basic and diluted net loss per common share:
As reported	$(.01)	$(.01)	$(.02)	$(.02)
Pro forma	$(.01)	$(.01)	$(.02)	$(.02)

            RECENT AUTHORITATIVE PRONOUNCEMENTS

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payments”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation”. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004.  The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard has been issued by the FASB.  Pro forma earnings per share disclosures required by SFAS No. 123 are disclosed in Note 1 to Consolidated Financial Statements.

In April 2004, the FASB issued FASB Staff Position (FSP) SFAS No. 129-1 (FSP 121-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”.  FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible and is effective April 2004.  The Company’s adoption of FSP 121-1 in April 2004 did not have a material effect on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share”.  EITF 03-06 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist.  EITF 03-06 is effective for reporting periods beginning after March 31, 2004.  The Company’s adoption of EITF 03-06 in April 2004 did not have a material effect on the Company’s financial position or results of operations.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superseded SAB 101, “Revenue Recognition in Financial Statements”.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the FAQ) issued with SAB 101 that had been codified in SAB Topic 13, “Revenue Recognition”.  Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The Company’s adoption of SAB 104 in December 2003 did not have a material effect on the Company’s revenue recognition policies, nor the Company’s financial position or results of operations.

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

As of June 30, 2004, the carrying amount of goodwill, other intangible assets and capitalized software development costs included the following by business segments (in thousands):

	Goodwill	Other Intangible Assets	Capitalized Software Development Costs	Total

Storage Solutions:
Balances at December 31, 2003 and June 30, 2004	$1,989	$--	$--	$1,989

Telemanagement Solutions:
Balances at December 31, 2003	6,474	2,219	574	9,267
Amortization, six months ended June 30, 2004	--	(183)	(65)	(248)

Balances at June 30, 2004	$8,463	$2,036	$509	$11,008

Other Intangible Assets, originally aggregating $2.8 million before accumulated amortization, arose in connection with the Company’s acquisition of Stonehouse and consists of the following at June 30, 2004:  (i) customer relationships (approximately $1.6 million); (ii) software ($310,000); and (iii) non-compete agreement ($107,000), with corresponding useful lives of ten, five and four years, respectively.  Amortization of Other Intangible Assets was the same for 2004 and 2003 at $92,000 and $183,000 for the three and six months ended June 30, 2004 and 2003, respectively.  Amortization of Capitalized Software Development Costs was $32,000 and $65,000 for the three and six months ended June 30, 2004, and $11,000 for both the three and six months ended June 30, 2003.

(3)  BORROWINGS

The Company's borrowings consisted of the following (in thousands):

	June 30, 2004
	(unaudited)	December 31, 2003

Current:
Affiliate - Notes payable to Mr. Levy, interest ranging from 8%-10% per annum, payable primarily at maturity, principally on October 31, 2004 (a)	$10,744	$6,941

Other - Notes payable, interest principally at 8% per annum, maturing through September 2004 (b)	858	896

	$11,602	$7,837

a) Mr. Levy

At June 30, 2004, notes payable to Mr. Levy amounted to $10.7 million, which included $3.5 million advanced during the six months ended June 30, 2004 and the February 2004 assignment to Mr. Levy of a $118,000 note held by an unrelated third party.  Also included in notes payable to Mr. Levy are (i) $2.4 million in notes collateralized by shares representing approximately 41% of the Company’s ownership interest in Stonehouse common stock pursuant to Stock Pledge Agreements; and (ii) a $175,000 note, which is convertible at Mr. Levy’s option into nStor common stock at a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).  In addition, effective April 30, 2004, $218,000 in accrued interest was added to the outstanding principal balance of notes payable to Mr. Levy.

In connection with the Company’s outsourcing of its manufacturing, Mr. Levy has provided collateral for a bank to issue a $500,000 LC for the benefit of a contractor. The Company has borne the cost of all fees in connection with the LC and has agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC.  No amounts have been drawn on the LC, which expires on September 28, 2004, as extended.

b) Other

             Private Investors

Included in Other borrowings from private investors as of June 30, 2004 is $325,000 in convertible notes, which are convertible at the holders' request into the Company’s common stock based on a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

            Revolving Credit Facilities

                        Storage Solutions

In November 2003, the Company entered into a one-year Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its Storage Solutions accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The remaining 20% of eligible receivables is remitted to the Company, less applicable fees, upon collection of the invoice in full.  The Agreement is collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days.  This Agreement replaced a similar arrangement in effect since August 2002 with another financial institution, for a $750,000 line of credit with monthly fees of 2.1%.  At June 30, 2004, the unpaid balance of Purchased Receivables amounted to approximately $1.1 million.

                        Telemanagement Solutions

In July 2003, Stonehouse entered into an asset-based revolving line of credit with a financial institution (the “Credit Facility”), which provides for Stonehouse to borrow up to $500,000 based on specified percentages of eligible receivables.  The Credit Facility had an outstanding principal balance of $440,000 at June 30, 2004, bears interest at Prime + 1.75% per annum with a 6.5% floor (6.5% at June 30, 2004), is collateralized by all of Stonehouse’s assets, and matures on July 11, 2005, as extended, but is payable on demand.  The Credit Facility replaced a line of credit with similar terms with another financial institution.

(4)  DEFERRED STOCK COMPENSATION

                         Storage Solutions

During the three months ended June 30, 2004, in connection with separation agreements with two former officers, the Company modified the officers’ stock option agreements resulting in a $55,000 charge to deferred stock compensation as reflected in shareholders’ equity.  The deferred stock compensation is based on the fair value, as determined by the

Black Scholes option-pricing model, less the intrinsic value of shares of common stock that were vested and in-the-money prior to the modification, and is being amortized over the vesting period of the options.  Amortization of $35,000 for the three months ended June 30, 2004 is included in Stock-Based Compensation in the accompanying Statements of Operations.  The remaining unamortized deferred stock compensation of $20,000 as of June 30, 2004 will be amortized in July 2004.

For the three and six months ended June 30, 2003, the Company recorded $75,000 in Stock-Based Compensation representing the fair value of an option granted in connection with a separation agreement with a former officer.

                        Telemanagement Solutions

In connection with employment agreements effective as of March 1, 2003, Stonehouse granted options to its President and a second employee to purchase a minority interest in Stonehouse.  The intrinsic value of the options, valued at $801,000, as adjusted, was based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options.  The intrinsic value was reflected in shareholders' equity as a charge to deferred stock compensation and is being amortized over the vesting period of the options.  Amortization of $6,000 and $467,000 for the three months ended June 30, 2004 and 2003, respectively, and $9,000 and $700,000 for the six months ended June 30, 2004 and 2003, respectively,is included in Stock-Based Compensation in the accompanying Statements of Operations.  Unamortized deferred stock compensation of $76,000 as of June 30, 2004 will be amortized through May 2007.

In April 2004, in connection with his separation from Stonehouse, the second employee exercised his option and acquired shares of Stonehouse common stock representing 2% of Stonehouse’s outstanding common stock.  The effect of the minority interest on the Company’s Statements of Operations was immaterial during 2004.

(5)  EXECUTIVE MANAGEMENT TEAM

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

At June 30, 2004 and December 31, 2003, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL’s will not be realized based on recent operating results.

(7)  SEGMENT INFORMATION AND SALES TO SIGNIFICANT CUSTOMERS

The Company operates in two business segments – Storage Solutions and Telemanagement Solutions.  Customers of the Storage Solutions segment principally include OEM’s and SI’s.  Stonehouse offers Telemanagement Solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the three months ended June 30, 2004, sales to two customers accounted for 18% and 11% of the Company's Storage Solutions sales and sales to three customers accounted for 16%, 16% and 11% of the Company's Telemanagement Solutions sales.  During the three months ended June 30, 2003, sales to three customers accounted for 23%, 19% and 12% of the Company's Storage Solutions sales and sales to three customers accounted for 19%, 15% and 12% of the Company's Telemanagement Solutions.  During the six months ended June 30, 2004, sales to two customers accounted for 20% and 10% of the Company's Storage Solutions sales and sales to three customers accounted for 15%, 14% and 11% of the Company’s Telemanagement Solutions Sales.  During the six months ended June 30, 2003, sales to three customers accounted for 25%, 17% and 13% of the Company’s Storage Solutions sales and sales to two customers accounted for 23% and 11% of the Company’s Telemanagement Solutions sales.

For the three and six months ended June 30, 2004 and 2003, Storage Solutions sales to geographic areas other than the United States aggregated 36% and 39% in 2004 and 41% and 31% in 2003, respectively, principally in the Pacific Rim.

Presented below is selected financial information for the two segments in which the Company now operates (in thousands). The Storage Solutions segment includes all corporate expenses except those specifically attributable to the Telemanagement Solutions segment.

	2004			2003

	Three Months	Six Months		Three Months	Six Months

Storage Solutions:
Revenues	$2,008	$4,257		$1,617	$2,804
Gross margin	$565	$1,074		$489	$774
Net loss	$(1,875)	$(3,881	)(a)	$(1,196)	$(2,600	)(b)

Telemanagement Solutions:
Revenues	$1,898	$3,551		$1,174	$2,321
Gross margin	$714	$1,341		$678	$1,254
Net income (loss)	$73	$(57)		$(391)	$(622	)(c)

Totals:
Revenues	$3,906	$7,808		$2,791	$5,125
Gross margin	$1,282	$2,414		$1,167	$2,028
Net loss	$(1,802)	$(3,938	)(a)	$(1,587)	$(3,222	)(d)

(a) Includes non-cash charge of $44,000 attributable to stock-based compensation.
(b) Includes non-cash charge of $75,000 attributable to stock-based compensation.
(c) Includes non-cash charge of $700,000 attributable to stock-based compensation.
(d) Includes non-cash charge of $775,000 attributable to stock-based compensation.

(8)  COMMITMENTS AND CONTINGENCIES

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

Overview

Our operations are organized in two reportable segments: Storage Solutions and Telemanagement Solutions.  We are a developer of data storage products and services, focused on transforming how the marketplace stores and exchanges information.  We design, manufacture and provide flexible, high performance and intelligent Storage Solutions that support data networks using advanced technologies.  These Storage Solutions are principally sold to a network of OEM’s and SI’s under the nStor brand or the unique brand of respective distribution partners.

The headquarters for our Storage Solutions business and our executive offices are located in Carlsbad, California.  We also operate an engineering center in Lake Mary, Florida for the design, development and testing of our storage enclosure and controller technologies.  Our current product family includes applications-driven storage platforms, RAID controllers, and storage management software.

Our Dallas, Texas-based Stonehouse Technologies, Inc. is a provider of Telemanagement Solutions, including software and outsourcing solutions that help large enterprises manage their telecommunications expenses, assets and processes.  Our Telemanagement Solutions are sold to large corporations, state and municipal governments, and other organizations with large and complex public, private and hybrid communications networks.  Our Telemanagement Solutions business has not incurred net cash deficits since our acquisition in June 2002.

Our Storage Solutions business has established a strong foundation and reputation for quality products, in addition to strong service and support for customers worldwide.  However, a number of significant challenges have resulted in our company incurring substantial net losses and prevented us from achieving net positive cash flows from operations.  These challenges included: (1) limited cash resources that have restricted our ability to fund certain sales, marketing and other initiatives, (2) key personnel issues, and (3) a downturn in the data storage industry and the economy in general.  Our Storage Solutions business is based on a strong technological foundation, and is validated through recent wins of major OEM contracts, as well as customer acceptance of our recently introduced Serial ATA product line.  Additionally, we believe given the significant growth potential of the SMB/SME (small-medium-business / small-medium-enterprise) segment of the data storage market, coupled with products that are tailored for this market space, we are well positioned to achieve growth in this space.  We believe that the most critical component necessary for the future success of our

Storage Solutions business was our employment of an experienced and proven management team.  Effective April 21, 2004, we were successful in attracting a new executive management team with substantial experience and success in the data storage industry.  Todd Gresham was appointed our Chief Executive Officer, President and a member of our board of directors; Steve Aleshire was appointed Executive Vice President and Chief Operating Officer; and Lisa Hart was appointed Executive Vice President, Marketing and Alliances. The team immediately began implementing marketing, sales and engineering strategies, which has resulted in a significant increase in our customer base and put us in a position to capture an increased market share of the rapidly growing SMB/SME market.  Plans are currently underway to transition the company toward providing a more complete data storage solution, including adding new software applications and related functionality, and expanding our current sales channel development efforts.

Ongoing challenges include our ability to (1) provide existing major OEM customers with the resources and assistance necessary for them to accelerate sales volumes; (2) continue to design and develop innovative and competitive products; (3) anticipate changing trends in customer demand; (4) integrate value-added software into our hardware offerings which can be customized for customers; and (5) identifying and developing key applications for departmental workgroups and SMB/SME’s across selected key vertical markets.  Other major challenges are to continue to effectively manage our contract manufacturers, control operating costs and obtain adequate funds to cover our working capital needs until we begin to generate positive cash flows.  We have historically obtained such funds through equity and/or debt capital from Mr. Levy and other private investors.  Since we presently have insufficient liquidity to fund our short-term and long-term operating needs, we are exploring various alternatives for raising capital; however, we cannot project with any degree of certainty that such funds will be available on terms that are acceptable.

Results of Operations

Three and Six Months Ended June 30, 2004 vs. June 30, 2003

We incurred a net loss of $1.8 million for the three months ended June 30, 2004 as compared to a net loss of $1.6 million for the 2003 quarter.  For the six months ended June 30, 2004, we incurred a net loss of $3.9 million as compared to $3.2 million for the 2003 period.  We believe that a more appropriate measure of the underlying operating results of our business excludes non-cash and non-operational items as presented by business segment in the following tables (in thousands).  Furthermore, management uses income or loss before non-cash and non-operational items internally as a measure of our operating performance. Income or loss before non-cash and non-operational items should be considered in addition to, and not as an alternative for, or superior to, net income or loss or other measures of financial performance prepared in accordance with Generally Accepted Accounting Principles (GAAP).

	Three Months Ended June 30,

	2004			2003

		Tele-			Tele-
	Storage	management		Storage	management
	Solutions	Solutions	Total	Solutions	Solutions	Total

Sales	$2,008	$1,898	$3,906	$1,617	$1,174	$2,791
Cost of sales (a)	1,443	1,149	2,592	1,128	485	1,613

Gross margin (a)	565	749	1,314	489	689	1,178

Operating expenses:
Selling, general and administrative	1,432	525	1,957	828	501	1,329
Research and development	685	--	685	622	--	622

Total operating expenses	2,117	525	2,642	1,450	501	1,951

(Loss) income before non-cash and
non-operational items	(1,552)	224	(1,328)	(961)	188	(773)

Non-cash and non-operational items:
Interest expense	(237)	(9)	(246)	(156)	(2)	(158)
Depreciation and amortization	(51)	(104)	(155)	(24)	(99)	(123)
Amortization of capitalized software development costs	--	(32)	(32)	--	(11)	(11)
Stock-based compensation	(35)	(6)	(41)	(75)	(467)	(542)
Other income, net	--	--	--	20	--	20

Total non-cash and non-operational
items	(323)	(151)	(474)	(235)	(579)	(814)

Net (loss) income	$(1,875)	$73	$(1,802)	$(1,196)	$(391)	$(1,587)

______________
a) Unlike cost of sales and gross margin as presented in the accompanying Consolidated Statements of Operations, for purposes of this table, cost of sales and gross margin excludes $32,000 and $11,000 of non-cash amortization of capitalized software development costs for the Telemanagement Solutions business segment during the 2004 and 2003 periods, respectively.

	Six Months Ended June 30,

	2004			2003

		Tele-			Tele-
	Storage	management		Storage	management
	Solutions	Solutions	Total	Solutions	Solutions	Total

Sales	$4,257	$3,551	$7,808	$2,804	$2,321	$5,125
Cost of sales (a)	3,183	2,146	5,329	2,030	1,056	3,086

Gross margin (a)	1,074	1,405	2,479	774	1,265	2,039

Operating expenses:
Selling, general and administrative	2,708	1,161	3,869	1,696	972	2,668
Research and development	1,696	--	1,696	1,212	--	1,212

Total operating expenses	4,404	1,161	5,565	2,908	972	3,880

(Loss) income before non-cash and
non-operational items	(3,330)	244	(3,086)	(2,134)	293	(1,841)

Non-cash and non-operational items:
Interest expense	(416)	(16)	(432)	(392)	(6)	(398)
Depreciation and amortization	(104)	(211)	(315)	(47)	(198)	(245)
Amortization of capitalized software development costs	--	(65)	(65)	--	(11)	(11)
Stock-based compensation	(35)	(9)	(44)	(75)	(700)	(775)
Other income, net	4	--	4	48	--	48

Total non-cash and non-operational
Items	(551)	(301)	(852)	(466)	(915)	(1,381)

Net loss	$(3,881)	$(57)	$(3,938)	$(2,600)	$(622)	$(3,222)

______________
(a) Unlike cost of sales and gross margin as presented in the accompanying Consolidated Statements of Operations, for purposes of this table, cost of sales and gross margin excludes $65,000 and $11,000 of non-cash amortization of capitalized software development costs for the Telemanagement Solutions business segment during the 2004 and 2003 periods, respectively.

Sales

The following table presents Sales by business segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Increase	2004	2003	Increase

Storage Solutions	$2,008	$1,617	$391	$4,257	$2,804	$1,453
Telemanagement Solutions	1,898	1,174	724	3,551	2,321	1,230

	$3,906	$2,791	$1,115	$7,808	$5,125	$2,683

            Storage Solutions

The following table presents Storage Solutions Sales information (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003

	$	%	$	%	$	%	$	%

Indirect sales	$1,705	84%	$1,044	65%	$3,710	87%	$2,074	74%
Direct sales and other	303	16	573	35	547	13	730	26

	$2,008	100%	$1,617	100%	$4,257	100%	2,804	100%

Domestic	$1,295	64%	$952	59%	$2,615	61%	$1,925	69%
Foreign	713	36	665	41	1,642	39	879	31

	$2,008	100%	$1,617	100%	$4,257	100%	2,804	100%

Storage Solutions Sales for the three and six months ended June 30, 2004 increased by 24% and 52%, respectively, and reflects a $174,000 and $590,000, respectively, reduction in sales, compared to the 2003 periods, to one domestic indirect customer which has been phasing out of our product.  This customer accounted for 12% of our Storage Solutions business during both the three and six month periods in 2003.  Despite the significant reduction in sales to that customer, our overall indirect sales increased $661,000 and $1.6 million for the 2004 three and six months periods, respectively, or 63% and 79%, when compared to the 2003 periods.  Our indirect sales have increasingly become a larger proportion of our total sales in recent years and is the direct result of our strategy to market our products primarily to OEM's and SI's, and to provide greater technological, marketing and sales support to those markets.

Sales to two customers represented 29% of our Storage Solutions Sales for both the three and six months ended June 30, 2004.  During the 2003 three and six month periods, sales to three customers accounted for 54% and 55%, respectively, of our Storage Solutions Sales.  See Note 6 to Consolidated Financial Statements for a discussion of Segment Information and Sales to Significant Customers.

We expect an increase in Storage Solutions Sales during the remainder of 2004 based on (i) the initial response to our Serial ATA product line that we began to offer to our customers in early 2004, and (ii)  the efforts of our new executive management team.

            Telemanagement Solutions

The 62% and 53% increase in Telemanagement Solutions Sales for the three and six months ended June 30, 2004, respectively, over the 2003 periods reflects $493,000 in sales to a single new customer.  Sales to three customers represented 43% and 40% of our Telemanagement Solutions Sales for the three and six months ended June 30, 2004, respectively.  During the 2003 three month period, sales to three customers accounted for 46% and during the 2003 six month period, sales to two customers accounted for 34% of Telemanagement Solutions Sales.

Cost of Sales / Gross Margins

The following table presents Cost of Sales / Gross Margins by business segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003

		Gross		Gross		Gross		Gross
		Margin		Margin		Margin		Margin
	Cost of	as a %	Cost of	as a %	Cost of	as a %	Cost of	as a %
	Sales	of Sales	Sales	of Sales	Sales	of Sales	Sales	of Sales

Storage Solutions	$1,443	28%	$1,128	30%	$3,183	25%	$2,030	28%
Telemanagement Solutions	1,149	39	485	59	2,146	40	1,056	55

	$2,592	34%	$1,613	42%	$5,329	32%	$3,086	40%

Storage Solutions gross margins for the 2004 six month period are net of a $68,000 non-cash charge to increase the reserve on substantially all of our legacy products to 100%.  Excluding this charge, gross margins would have been 27%, a slight decrease over the 2003 period.  We expect our Storage Solutions gross margins to increase during the remainder of 2004.  Telemanagement Solutions gross margins declined primarily as a result of the classification to cost of sales of certain employees previously performing product development and other non-cost of sales functions, as well as the mix of revenues recognized.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.  In our Storage Solutions business, material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Operating Expenses

            Selling, General and Administrative (SG&A)

The following table presents SG&A by business segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Storage Solutions (including corporate)	$1,432	$828	$2,708	$1,696
Telemanagement Solutions	525	501	1,161	972

	$1,957	$1,329	$3,869	$2,668

SG&A attributable to our Storage Solutions business increased by $604,000 (73%) and $1 million (60%) during the three and six months ended June 30, 2004, respectively, primarily as a result of (i) additional salaries and related costs associated with our sales and marketing efforts, (ii) consulting fees, salaries and related costs paid to our new executive management team prior to and following their employment in April 2004, and (iii) increases in consulting services.  SG&A attributable to our Telemanagement Solutions business increased by only 5% for the three months ended June 30, 2004.  During the six months ended June 30, 2004, SG&A increased by $189,000 or 19%, primarily the result of increased salaries, related costs and outside contracted services.  We do not expect significant increases during the remainder of 2004 in SG&A attributable to our Storage Solutions or our Telemanagement Solutions businesses.

             Research and Development (R&D)

The following table presents R&D for our Storage Solutions business (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	Increase	2004	2003	Increase

Storage Solutions R&D	$685	$622	$63	$1,696	$1,212	$484

The $63,000 (10%) and $484,000 (40%) increase in R&D expenses associated with our Storage Solutions business reflects increased salaries and related costs, as well as prototype, design, testing and other similar costs attributable to our continuing product development efforts.  Our Telemanagement Solutions business did not incur R&D expenses during the three and six months ended June 30, 2004.  During the 2003 three and six month periods, our Telemanagement Solutions business incurred $147,000 and $350,000, respectively, of R&D expenses, all of which were capitalized as software development costs in connection with our EMS 10 software solution.

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs incurred by our Telemanagement Solutions business has been related to the development of our EMS 10 software solution and were expensed as incurred until technological feasibility was established in October 2002.  Thereafter, such costswere capitalized until the product was available for general release to customers in June 2003, at which time we began to amortize capitalized software costs based on the greater of (i) the estimated economic life on the straight–line method, or (ii) the ratio that current revenues attributable to EMS 10 revenues bears to total current and estimated future revenues for EMS 10.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive in both our businesses.

Non-Cash and Non-Operational Items

             Interest Expense

The following table presents Interest Expense by business segment and borrowing source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Storage Solutions:
Private investors	$205	$136	$353	$340
Credit facilities	32	19	63	52
Telemanagement Solutions (credit facility)	9	3	16	6

	$246	$158	$432	$398

Interest Expense attributable to borrowings from private investors increased $69,000 (51%) for the 2004 three-month period due to higher average borrowings in 2004.

            Depreciation and Amortization

The following table presents Depreciation and Amortization by business segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Storage Solutions	$51	$24	$104	$47
Telemanagement Solutions	104	99	211	198

	$155	$123	$315	$245

Amounts attributable to our Telemanagement Solutions business primarily consist of amortization of intangible assets of $2.8 million resulting from the Stonehouse acquisition (see Note 2 to Consolidated Financial Statements).  We do not expect any significant change in Depreciation and Amortization during the remainder of 2004.

             Stock-Based Compensation

The following table presents Stock-Based Compensation by business segment (in thousands) and represents the amortization of deferred stock compensation based upon the valuation of certain stock options granted or modified (see Note 4 to Consolidated Financial Statements).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Storage Solutions	$35	$75	$35	$75
Telemanagement Solutions	6	467	9	700

	$41	$542	$44	$775

Unamortized deferred stock compensation included in Shareholders’ Equity on June 30, 2004 amounted to $96,000 and is being amortized through May 2007 based on the vesting of the related stock options.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2003 and 2002, we experienced net losses of $6 million and $8 million, respectively.  During the six months ended June 30, 2004, our net loss amounted to $3.9 million.  In addition, we have negative working capital of $12.2 million as of June 30, 2004, which reflects borrowings of $10.7 million from Mr. Levy.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

During the last two years, we have made substantial efforts to: (i) streamline our operations; (ii) establish the foundation for generating positive cash flows and operating profits; and (iii) obtain sufficient financing to cover our working capital needs. A recent significant development was our placement of a new executive management team, which we believe will be the foundation for generating positive future operating results.  Effective April 21, 2004, Todd Gresham was appointed Chief Executive Officer, President and a member of our board of directors; Steve Aleshire was appointed Executive Vice President and Chief Operating Officer; and Lisa Hart was appointed Executive Vice President,

Marketing and Alliances.  See Note 5 to Consolidated Financial Statements.  The new management team has substantial experience in the data storage industry and they are implementing marketing, sales and engineering strategies, which we believe will generate increased revenues and improved gross margins, while targeting our product development activities to the SMB/SME markets.

We have achieved cost reductions from outsourcing the manufacturing of our Storage Solutions since mid 2002 and from the relocation of our executive and Storage Solutions business headquarters to a more economical facility in Carlsbad, California in December 2002.  The outsourcing produced a significant improvement in gross margins by lowering manufacturing costs and allowed us to reduce our overall operating costs, principally as a result of the phase out of our manufacturing facility during the 2002 third quarter.  Further cost reductions were realized through the movement from a direct sales force to an indirect model principally through OEM’s and SI’s.  Addtionally, we have recently been successful in adding several major OEM sales agreements.

In November 2003, we entered into an Accounts Receivable Purchase Agreement with a financial institution under which we may sell up to $2.5 million of our accounts receivables related to our Storage Solutions business.  This Agreement replaced a similar arrangement with another financial institution for a $750,000 line of credit.

Since January 1, 2002 and through July 31, 2004, we obtained $12.7 million of equity and debt financing from private investors, including $9.7 million from Mr. Levy.  In addition, in connection with the outsourcing of our manufacturing, Mr. Levy has provided collateral for a bank to issue a $500,000 LC for the benefit of a contractor.

At June 30, 2004, our cash and cash equivalents amounted to $472,000.  We have insufficient liquidity to fund our operating needs for the next twelve months and operating deficits are expected to be incurred until we begin to generate positive operating cash flows.  We are currently exploring alternatives for raising additional capital to finance our short-term and long-term plans.  However, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Cash Flow Results

Our operating activities have historically produced net cash deficits.  During the six months ended June 30, 2004 and 2003, the primary source of cash to fund $3 million of net cash used in our operations during each period was provided by $3.4 million and $3.8 million, respectively, in net borrowings from private investors, including $3.5 million and $1.2 million, respectively, from Mr. Levy.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2004 (in thousands):

		Payments Due by Period

		Less than	1 – 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$958	$395	$481	$82	$--
Estimated purchase obligations	1,692	1,592	100	--	--

Total	$2,650	$1,987	$581	$82	$--

Our estimated purchase obligations are based on outstanding purchase orders at June 30, 2004, and principally represent agreements to purchase goods that are enforceable, legally binding and for which the following terms are known: (i) the purchase price; (ii) the timing of the purchase, and (iii) the quantity of goods to be acquired.

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

During the six months ended June 30, 2004, we recorded $68,000 in increases to our inventory reserve to increase the reserve on substantially all of our legacy products to 100%.

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

During the six months ended June 30, 2004, we recorded $15,000 in increases to our allowance and directly wrote off $7,000 in receivables.

            Goodwill and Other Intangible Assets

Our allocation of the Stonehouse purchase price included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with SFAS No. 141, “Business Combinations”.  These values were based on a valuation analysis completed by an independent valuation firm.  The intangible assets identified were as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000) and (iii) non-compete agreement ($224,000), and are being amortized over ten, five and four years, respectively.  In addition, we have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  Based on an impairment analysis prepared by an independent valuation firm in early 2004, our goodwill is not considered to be impaired as of January 1, 2004.

            Research and Development Costs

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs associated with our Telemanagement Solutions business for software development are expensed as incurred until technological feasibility is established. Thereafter, software production costs are capitalized until the product is available for general release to customers.  Amortization commences only when the product is available for general release and is recorded as amortization to cost of sales rather than R&D costs. Capitalized software costs are amortized over the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues for the product bears to the total current and anticipated future revenues for the product.  There were no R&D costs capitalized during 2004.  Capitalized software development costs amounted to $350,000 for the six months ended June 30, 2003.  Amortization of capitalized software development costs amounted to $65,000 and $11,000 for the six months ended June 30, 2004 and 2003, respectively.

Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact during the remainder of 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a floating interest rate revolving credit facility ($440,000 outstanding balance at June 30, 2004).  Therefore, we are subject to a market risk arising from increases to the prime rate.

Item 4. CONTROLS AND PROCEDURES

Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, these officers have concluded that as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On or about February 17, 2004, Michael Flannery, our former Vice President of Sales, North America, filed a complaint with the United States Department of Labor alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002.  More specifically, Mr. Flannery alleges that his employment was terminated as a result of his efforts to disclose allegedly untrue statements in certain of our periodic reports filed with the Securities and Exchange Commission.  Mr. Flannery was seeking reinstatement and other damages.

We prepared a response to Mr. Flannery’s complaint and referred investigation of his complaint to our Audit Committee.  We disagreed with Mr. Flannery’s allegations concerning our periodic filings.  Mr. Flannery’s termination was solely the result of his failure to perform his assigned duties.

Effective July 26, 2004, the United States Department of Labor notified us that they had completed their investigation of the complaint and found insufficient evidence to establish a prima facie case in support of Mr. Flannery’s complaint.  Accordingly, the complaint was denied.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF

              EQUITY SECURITIES

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Promissory Note, dated June 29, 2004, for $600,000, between Registrant and Cenvill Recreation, Inc.

10.2	Stock Pledge Agreement, dated June 29, 2004, between Registrant and Cenvill Recreation, Inc.

10.3	Employment Agreement, dated April 21, 2004, between Registrant and Todd Gresham.

10.4	Employment Agreement, dated April 21, 2004, between Registrant and Steve Aleshire.

10.5	Employment Agreement, dated April 21, 2004, between Registrant and Lisa Hart.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, Todd Gresham, on August 10, 2004.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven, on August 9, 2004.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, Todd Gresham, on August 10, 2004.

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven, on August 9, 2004.

(b)	Reports on Form 8-K:

A report on Form 8-K dated May 14, 2004 was filed on May 14, 2004 reporting under Item 7 –
Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its press release dated May 14, 2004 announcing its financial results for the first quarter ended March 31, 2004.

A report on Form 8-K dated May 13, 2004 was filed on May 14, 2004 reporting under Item 5 – Other Events and Required FD Disclosures and Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported the resignation of its Acting President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

(Registrant)

Date: August 16, 2004	By: /s/ JACK JAIVEN

Vice President, Treasurer and Interim Chief Financial Officer