Form 10-Q
period 2004-09-30
NSTOR TECHNOLOGIES INC
filed 2004-11-15
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.05 per share, as of October 31, 2004 was 165,097,838 shares.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,
	2004	December 31,
	(unaudited)	2003

ASSETS
Current assets:
Cash and cash equivalents	$2	$--
Receivables, net	1,351	482
Inventories	1,768	1,571
Prepaid expenses and other	115	295
Assets held for sale	9,067	10,582

Total current assets	12,303	12,930

Property and equipment, net of $348 and $184 of accumulated depreciation	469	323
Goodwill, net of $807 of accumulated amortization	1,989	1,989

	$14,761	$15,242

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$12,914	$6,941
Other	418	561
Accounts payable and other	2,869	2,402
Liabilities held for sale	3,081	2,077

Total current liabilities	19,282	11,981

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,097,838 and 165,067,838 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	8,254	8,252
Additional paid-in capital	108,388	108,327
Deficit	(121,163)	(113,318)

Total shareholders’(deficit) equity	(4,521)	3,261

	$14,761	$15,242

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Sales	$3,122	$2,804	$7,379	$5,608
Cost of sales	1,896	2,074	5,080	4,104

Gross margin	1,226	730	2,299	1,504

Operating expenses:
Selling, general and administrative	1,576	949	4,318	2,719
Research and development	747	625	2,443	1,838
Depreciation	60	29	164	76

Total operating expenses	2,383	1,603	6,925	4,633

Loss from operations	(1,157)	(873)	(4,626)	(3,129)

Interest expense, net	(289)	(174)	(702)	(518)

Loss from continuing operations	(1,446)	(1,047)	(5,328)	(3,647)

Loss from discontinued operations (including impairment loss of $2,619 in 2004)	(2,461)	(91)	(2,517)	(713)

Net loss	$(3,907)	$(1,138)	$(7,845)	$(4,360)

Basic and diluted net loss per common share:
Loss from continuing operations	$(.01)	$(.01)	$(.03)	$(.02)
Loss from discontinued operations	(.01)	(.00)	(.02)	(.01)

Net Loss	$(.02)	$(.01)	$(.05)	$(.03)

Weighted average number of common shares considered outstanding, basic and diluted	165,097,838	164,284,703	165,084,809	154,130,219

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

			Deferred
			Stock	Additional
	Common Stock		Compen-	Paid-In

	Shares	Amount	sation	Capital	Deficit	Total

Balances, December 31, 2003	165,067,838	$8,252	$--	$108,327	$(113,318)	$3,261

Deferred stock compensation			(54)	54		--

Amortization of deferred stock compensation			54			54

Exercise of stock options	30,000	2		7		9

Net loss for the nine months ended September 30, 2004					(7,845)	(7,845)

Balances, September 30, 2004	165,097,838	$8,254	$--	$108,388	$(121,163)	$(4,521)

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:	2004	2003

Continuing Operations
Loss from continuing operations	$(5,328)	$(3,647)
Adjustments to reconcile loss to net cash used in continuing operating activities:
Depreciation	164	76
Provision for inventory reserves	68	132
Stock-based compensation	54	75
Provision for ncollectible accounts and other	50	(82)
Changes in assets and liabilities:
Increase in receivables	(919)	(492)
Increase in inventories	(265)	(660)
Decrease (increase) in prepaid expenses and other assets	180	(103)
Increase in accounts payable and other liabilities	893	382

NET CASH USED IN CONTINUING OPERATIONS	(5,103)	(4,319)

Discontinued Operations
Loss from discontinued operations	(2,517)	(713)
Adjustments to reconcile loss to net cash used in discontinued operating activities:
Depreciation and amortization	318	297
Impairment of goodwill	2,619	--
Amortization of capitalized software development costs	98	43
Capitalized software development costs and other	(2)	(349)
Stock-based compensation	--	708
Changes in assets and liabilities:
(Increase) decrease in receivables	(853)	181
(Increase) decrease in prepaid expenses and other assets	(714)	3
Increase (decrease) in accounts payable and other liabilities	899	(151)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(152)	19

NET CASH USED IN OPERATING ACTIVITIES	(5,255)	(4,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment
Continuing operations	(310)	(122)
Discontinued operations	(20)	(31)

NET CASH USED IN INVESTING ACTIVITIES	(330)	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations
Additions to affiliate borrowings	5,431	3,382
Additions to other borrowings	--	3,025
Repayments on other borrowings	(25)	(2,054)
Proceeds from exercise of stock options	9	97

NET CASH PROVIDED BY CONTINUING OPERATIONS	5,415	4,450
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	105	29

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,520	4,479

Net cash flows (used by) provided by continuing and discontinued operations	(65)	26
Net cash flows used by (provided by) discontinued operations	67	(17)

Net increase in cash and cash equivalents for continuing operations	2	9
Cash and cash equivalents for continuing operations at the beginning of the period	0	7

Cash and cash equivalents for continuing operations at the end of the period	$2	$16

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,

	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:
Continuing operations	$145	$177
Discontinued operations	21	9

	$166	$186

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
NON-CASH FINANCING ACTIVITIES:
Continuing operations - Issuance of common stock in satisfaction of convertible notes and accrued interest	$--	$6,714

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2003 and 2002, the Company experienced net losses of $6 million and $8 million, respectively.  During the nine months ended September 30, 2004, the Company's net loss amounted to $7.8 million, which included a $2.6 million non-cash charge for impairment of goodwill in connection with the sale of Stonehouse Technologies, Inc. on November 12, 2004 (see below).  The Company has negative working capital of $7 million as of September 30, 2004, which reflects borrowings of $12.9 million from H. Irwin Levy, the Company's Chairman of the Board and a significant shareholder, or companies controlled by Mr. Levy (collectively, “Mr. Levy”).  These matters, among others, have raised substantial doubt about the Company’s ability to continue as a going concern.

Since January 1, 2002 and through October 31, 2004, the Company obtained $15.5 million of equity and debt financing from private investors, including $12.4 million from Mr. Levy.  Effective November 13, 2004, the Company sold all of the capital stock the Company owned in its telemanagement solutions subsidiary, Stonehouse Technologies, Inc. (“Stonehouse”) (the “Stonehouse Disposition”).  The Stonehouse Disposition generated approximately $4.9 million in cash, net of transaction costs (see Note 2 to Consolidated Financial Statements).  In addition, the Company received a $626,000 twelve-month note receivable and a $453,000 thirty-six month note receivable.

Since April 2004, the Company has been successful in attracting a new executive management team with substantial experience and success in the data storage industry, headed by Todd Gresham.  The team has begun to generate increased revenues and improved gross margins, while targeting product development activities to the SMB/SME (small-medium-business / small-medium-enterprise) market.

As a result of the funds received from the Stonehouse Disposition, as well as certain other potential sources of cash, the Company believes it has sufficient liquidity to fund its operating needs for the next twelve months.  However, there can be no assurance that additional funds will not be required, in which event the Company will explore various alternatives for raising additional capital.  In addition, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

            BUSINESS

The Company, through its wholly owned subsidiary, nStor Corporation, develops integrated data storage solutions that are designed for small and mid-tier enterprises and small-to-medium business applications (“Storage Solutions”).  The Company’s controller technology and StorView management software form the foundation for the NexStor family of turnkey solutions that support a wide range of operating systems.  Designed for storage intensive environments and mission critical applications, the Company’s products are available in Fibre Channel, SCSI and SATA (Serial ATA) configurations.

The Company operated in a second business segment, Telemanagement Solutions, until the Stonehouse Disposition effective November 13, 2004 (see Note 2 to the Consolidated Financial Statements).  All historical financial information for the Company’s Telemanagement Solutions business has been reclassified as assets and liabilities held for sale and discontinued operations in the accompanying Consolidated Financial Statements.  Accordingly, Storage Solutions activities are synonymous with continuing operations, and Telemanagement Solutions activities are synonymous with discontinued operations for purposes of this Form 10-Q.

            REVENUE RECOGNITION

                        Storage Solutions

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns.

                        Telemanagement Solutions

In accordance with provisions of the AICPA (American Institute of Certified Public Accountants) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from computer software sales were recognized when persuasive evidence of a sales arrangement existed, delivery and acceptance of the software had occurred, the price was fixed or determinable, and collectability was reasonably assured. Consulting revenues were recognized when services were performed.  Revenues on long-term development contracts were deferred at time of sale and using the percentage-of-completion method were recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates were deferred at the time of sale and were included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

            RECLASSIFICATIONS

Certain prior year balances and results of operations have been reclassified to conform to the current year’s presentation in which continuing operations represents the Company’s Storage Solutions business and discontinued operations represents the Company’s Telemanagement Solutions business. These reclassifications had no impact on operating results previously reported.

            RESEARCH AND DEVELOPMENT COSTS (“R&D”)

                        Storage Solutions

R&D costs associated with our Storage Solutions business are expensed as incurred.

                        Telemanagement Solutions

In accordance with SFAS (Statement of Financial Accounting Standard) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, R&D costs associated with the creation of software products were expensed as incurred until technological feasibility was established.  Thereafter, software production costs were capitalized until the product was available for general release to customers.  Capitalized software costs were amortized over the greater of (a) the straight-line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product.  Amortization began when the product was available for general release to customers.  Other R&D costs were expensed as incurred.

            NET LOSS PER COMMON SHARE ("EPS")

Basic EPS is calculated by dividing the net loss, loss from continuing operations and loss from discontinued operations by the weighted average number of common shares considered outstanding for the period, without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities.  For the periods presented, the effect of potentially dilutive securities would have been antidilutive.  Accordingly, basic and diluted EPS for those periods are the same.

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

During the three months ended September 30, 2004 and 2003, the Company granted options to purchase 20,000 and 340,000 shares of common stock, respectively.  During the nine months ended September 30, 2004 and 2003, the Company granted options to purchase 18,021,332 and 1,555,000 shares of common stock, respectively.  In April 2004, the Company granted to its new executive management team conditional employee stock options to purchase an aggregate of 16,863,000 shares of common stock.  These options are conditional because of the 7.5 million share limitation under the 2001 Plan.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Risk free interest rates	3.39%	1.31% - 3.52%	1.29% - 52%	1.31% - 3.52%
Expected lives	5 yrs	1.5 yrs - 5 yrs	1 month - 5 yrs	1.5 yrs - 5yrs
Expected volatility	85.72%	85.06% - 89.89%	77.96% - 87.74%	80.02% - 89.89%
Expected dividend yield	0%	0%	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss available to common stock:
As reported	$(3,907)	$(1,138)	$(7,845)	$(4,360)
Add total stock-based employee compensation expense using the fair value method	(416)	(234)	(497)	(392)

Pro forma	$(4,323)	$(1,372)	$(8,342)	$(4,752)

Basic and diluted net loss per common share:
Net loss as reported	$(.02)	$(.01)	$(.05)	$(.03)
Pro forma net loss	$(.03)	$(.01)	$(.05)	$(.03)

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

(2)  ASSETS AND LIABILITIES HELD FOR SALE / DISCONTINUED OPERATIONS

Effective November 13, 2004, the Company sold its 93% ownership in the capital stock of Stonehouse to Palo Alto Acquisition Corporation, a wholly-owned subsidiary of Symphony Service Corp.  The aggregate sales price to the Company was $6.7 million, including $5.6 million in cash, a $626,000 twelve-month note (12-Month Note) and a $453,000 thirty-six month note (36-Month Note), both bearing interest at five percent per annum, payable at maturity.  The principal amount of the 12-Month Note may be reduced by the Company’s pro rata share of the amount by which the Working Capital, as defined in the Stock Purchase Agreement, of Stonehouse as of the closing date is less than $800,000.  Stonehouse is required to prepare a statement of Working Capital within 15 days following the closing.  Under certain circumstances, the 36-Month-Note may be reduced by the Company’s pro rata share of certain indemnification obligations.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets”,  the Company has aggregated assets and liabilities of Stonehouse and reported those balances as “Held for Sale” in the accompanying balance sheets as of September 30, 2004 and December 31, 2003, and the results of operations for Stonehouse for the three and six months ended September 30, 2004 and 2003 have been aggregated and presented as “Discontinued Operations”, including a $2.6 million charge for impairment of goodwill in the third quarter of 2004.  The impairment is based on the excess of the Company’s basis in Stonehouse ($8.6 million) over the net sales proceeds to the Company ($6.7 million), plus approximately $700,000 in transaction costs.

The following pro forma condensed consolidated financial statements give effect to the Stonehouse Disposition.  The statements are derived from, and should be read in conjunction with, our historical financial statements and notes thereto, as presented elsewhere in this Form 10-Q.  The pro forma condensed consolidated balance sheet as of September 30, 2004 assumes the Stonehouse Disposition occurred on September 30, 2004.  The pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 give effect to the Stonehouse Disposition as if it had occurred as of January 1, 2003 (dollars are in thousands, except per share data).  See description of Pro Forma Adjustments following the Pro Forma Condensed Consolidated Financial Statements.

The pro forma financial information is presented for illustrative purposes and is not designed to represent, and does not represent, what the financial position or operating results would have been had the Stonehouse Disposition been completed as of the dates assumed, nor is it intended to project our future financial position or results of operations.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

		Pro Forma Adjustments

	Historical	Elimination of Stonehouse (a)		Other		Pro Forma Without Stonehouse

ASSETS
Cash and cash equivalents	$161	$(159)		$4,874	(b)	$4,876
Receivables, net	3,092	(1,741)				1,351
Note receivable	--			672	(b)	626
				(46)	(d)
Inventories	1,768					1,768
Prepaid expenses and other	909	(794)				115

Total current assets	5,930	(2,694)		5,500		8,736

Note receivable, net of discount	--			443	(b)	409
				(34)	(d)
Property and equipment, net	566	(97)				469
Goodwill and other intangible assets, net	8,265	(6,276)				1,989

	$14,761	$(9,067)		$5,909		$11,603

LIABILITIES
Borrowings	$13,772	$(440)	$			$13,332
Accounts payable and other	5,510	(2,638)		(80)	(d)	2,792

Total current liabilities	19,282	(3,078)		(80)		16,124

Stockholders’ deficit	(4,521)	(5,989)		5,989	(b)	(4,521)

	$14,761	$(9,067)		$5,909		$11,603

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004

		Pro Forma Adjustments

	Historical	Elimination of Stonehouse (a)		Other		Pro Forma Without Stonehouse

Sales	$4,922	$(1,800)	$			$3,122
Cost of sales	2,897	(1,001)				1,896

Gross margin	2,025	(799)		--		1,226

Operating expenses	2,848	(525)				2,323
Depreciation and amortization	167	(107)				60

Total expenses	3,015	(632)		--		2,383

Loss from operations	(990)	167				(1,157)
Impairment of goodwill	(2,619)	(2,619)		--		--
Interest expense, net and other income	(298)	(9)		55	(c)	(234)

Net loss	$(3,907)	$(2,461)		$55		$(1,391)

Basic and diluted net loss per common share	$(.02)					$(.01)

Weighted average number of common shares considered outstanding, basic and diluted	165,097,838					165,097,838

Nine Months Ended September 30, 2004

		Pro Forma Adjustments

	Historical	Elimination of Stonehouse (a)		Other		Pro Forma Without Stonehouse

Sales	$12,730	$(5,351)	$			$7,379
Cost of sales	8,291	(3,211)				5,080

Gross margin	4,439	(2,140)		--		2,299

Operating expenses	8,457	(1,696)				6,761
Depreciation and amortization	482	(318)				164

Total expenses	8,939	(2,014)		--		6,925

Loss from operations	(4,500)	126				(4,626)
Impairment of goodwill	(2,619)	(2,619)		--		--
Interest expense, net and other income	(726)	(24)		164	(c)	(538)

Net loss	$(7,845)	$(2,517)		$164		$(5,164)

Basic and diluted net loss per common share	$(.05)					$(.03)

Weighted average number of common shares considered outstanding, basic and diluted	165,084,809					165,084,809

Three Months Ended September 30, 2003

		Pro Forma Adjustments

	Historical	Elimination of Stonehouse (a)		Other	Pro Forma Without Stonehouse

Sales	$3,931	$(1,127)	$		$2,804
Cost of sales	2,585	(511)			2,074

Gross margin	1,346	(616)		--	730

Operating expenses	2,178	(604)			1,574
Depreciation and amortization	128	(99)			29

Total expenses	2,306	(703)		--	1,603

Loss from operations	(960)	87			(873)
Interest expense, net	(178)	4		54	(120)

Net loss	$(1,138)	$91		$54	$(993)

Basic and diluted net per common share	$(.01)				$.01

Weighted average number of common shares considered outstanding, basic and diluted	164,284,703				164,284,703

Nine Months Ended September 30, 2003

		Pro Forma Adjustments

	Historical	Elimination of Stonehouse (a)		Other	Pro Forma Without Stonehouse

Sales	$9,056	$(3,448)	$		$5,608
Cost of sales	5,682	(1,578)			4,104

Gross margin	3,374	(1,870)		--	1,504

Operating expenses	6,833	(2,276)			4,557
Depreciation and amortization	373	(297)			76

Total expenses	7,206	(2,573)		--	4,633

Loss from operations	(3,832)	703			(3,129)
Discontinued operations				(2,619)	(2,619)
Interest expense, net	(528)	10		171	(347)

Net loss	$(4,360)	$713		$(2,448)	$(6,095)

Basic and diluted net loss per common share	$(.03)				$(.04)

Weighted average number of common shares considered outstanding, basic and diluted	154,130,219				154,130,219

NOTES TO PRO FORMA FINANCIAL STATEMENTS:

             NOTE 1.  STONEHOUSE DISPOSITION

The net sales price and the resulting impairment charge to goodwill are set forth as follows (in thousands):

Sales price	$7,250
Less estimated transaction costs (1)	(692)
Less buyout of minority interests (7.25%) (2)	(525)
Less discount on 36-month note (3)	(44)

Net sales price to nStor, after transaction costs	$5,989

Consisting of:
Cash	$4,874
Notes receivable:
Current – due in 12 months	672
Non-current – due in 36 months, net of discount (3)	443

Net sales price to nStor, after transaction costs	5,989

Book value of nStor’s ownership interest in Stonehouse	8,608

Impairment of goodwill	$(2,619)

(1)	Includes legal and accounting fees and a bonus to be paid to Stonehouse’s President based on net proceeds received by nStor as a result of the Stonehouse Disposition.
(2)	Minority interests consist of the President and Chief Operating Officer (5.4%) and a former employee of Stonehouse (1.8%).
(3)	Discount is based on nStor’s incremental borrowing rate of 8%.

             NOTE 2.  PRO FORMA ADJUSTMENTS

The following are descriptions of the pro forma adjustments related to the Stonehouse Disposition, identified as (a) through (c) in the accompanying Pro Forma Condensed Consolidated Balance Sheet and Pro Forma Condensed Consolidated Statements of Operations:

(a)	elimination of Stonehouse’s historical balance sheet and statements of operations
(b)	recording Disposition of Stonehouse
(c)	reduction of historical interest expense; recording interest income from notes receivable and accretion of discount on the non-current note
(d)	Record reduction of the 12-Month Note and the 36-Month Note by $46 and $34, respectively, in exchange for $80 of the bonus due to the President of Stonehouse

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

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

During early 2004, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company’s goodwill.  Based on this analysis, the Company’s goodwill was not considered to be impaired as of January 1, 2004.

As of September 30, 2004, the carrying amount of goodwill, other intangible assets and capitalized software development costs included the following by business segments (in thousands):

	Goodwill	Other Intangible Assets	Capitalized Software Development Costs	Total

Storage Solutions:
Balances at December 31, 2003 and September 30, 2004	$1,989	$--	$--	$1,989

Telemanagement Solutions (included with Assets Held for Sale):
Balances at December 31, 2003	$6,474	$2,219	$574	$9,267
Impairment charge in September 2004	(2,619)	--	--	(2,619)
Amortization, nine months ended September 30, 2004		(275)	(97)	(372)

Balances at September 30, 2004	$3,855	$1,944	$477	$6,276

Other Intangible Assets, originally aggregating $2.8 million before accumulated amortization, arose in connection with the Company’s acquisition of Stonehouse in June 2002 and consisted of the following at September 30, 2004:  (i) customer relationships (approximately $1.6 million); (ii) software ($283,000); and (iii) non-compete agreement ($93,000), with corresponding useful lives of ten, five and four years, respectively.  Amortization of Other Intangible Assets was $92,000 for both the three months ended September 30, 2004 and 2003, and $275,000 for both the nine months ended September 30, 2004 and 2003.  Amortization of Capitalized Software Development Costs was $32,000 for both the three months ended September 30, 2004 and 2003, and $97,000 and $43,000 for the nine months ended September 30, 2004 and 2003, respectively.  All amortization is included in Loss From Discontinued Operations in the accompanying Statements of Operations.

(4)  BORROWINGS

            Continuing Operations

The Company's borrowings for continuing operations consisted of the following (in thousands):

	September 30, 2004	December 31,
	(unaudited)	2003

Current:
Affiliate - Notes payable to Mr. Levy, interest ranging from 6%-10% per annum, payable primarily at maturity, principally on January 15, 2005 (a)	$12,914	$6,941

Other - Notes payable, interest at 8% per annum, principally maturing through April 15, 2006 (b)	418	561

	$13,332	$7,502

a) Mr. Levy

At September 30, 2004, notes payable to Mr. Levy amounted to $12.9 million, which included $5.4 million advanced during the nine months ended September 30, 2004 and the February 2004 assignment to Mr. Levy of a $118,000 note held by an unrelated third party.  Also included in notes payable to Mr. Levy was $2.4 million in notes which, until the Stonehouse Disposition, were collateralized by shares representing approximately 41% of the Company’s ownership interest in Stonehouse common stock.  In connection with the Stonehouse Disposition, Mr. Levy released the Stonehouse common shares as collateral.  Mr. Levy also holds a $175,000 note, which is convertible at Mr. Levy’s option into nStor common stock at a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).  In addition, during the nine months ended September 30, 2004, $425,000 in accrued interest was added to the outstanding principal balance of notes payable to Mr. Levy.

b) Other

            Private Investors

Included in Other borrowings from private investors as of September 30, 2004 are $325,000 in convertible notes, which are convertible at the holders' request into the Company’s common stock based on a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

            Sold Accounts Receivable

In November 2003, the Company entered into an Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its Storage Solutions accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The remaining 20% of eligible receivables is remitted to the Company, less applicable fees, upon collection of the invoice in full.  The Agreement is collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary, matures on February 5, 2005, as extended, and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days. At September 30, 2004, the outstanding balance of Purchased Receivables for which the financial institutional has not received payment was approximately $1.6 million.   This Agreement replaced a similar arrangement in effect since August 2002 with another financial institution, for a $750,000 line of credit with monthly fees of 2.1%.

            Discontinued Operations

In July 2003, Stonehouse entered into an asset-based revolving line of credit with a financial institution (the “Credit Facility”), which provides for Stonehouse to borrow up to $500,000 based on specified percentages of eligible receivables.  The Credit Facility had an outstanding principal balance of $440,000 at September 30, 2004, bears interest at Prime + 1.75% per annum with a 6.5% floor (6.5% at September 30, 2004), is collateralized by all of Stonehouse’s assets, and matures on July 11, 2005, as extended, but is payable on demand.  The Credit Facility replaced a line of credit with similar terms with another financial institution.

(5)  DEFERRED STOCK COMPENSATION

                         Storage Solutions

In connection with separation agreements with two former officers in which the Company modified the officers’ stock option agreements, the Company recorded $20,000 and $54,000 for the three and nine months ended September 30, 2004, respectively, as stock-based compensation based on fair value as determined by the Black Scholes option-pricing model, less the intrinsic value of shares of common stock that were vested and in-the-money prior to the modification.

For the three and six months ended September 30, 2003, the Company recorded $75,000 in stock-based compensation representing the fair value of an option granted in connection with a separation agreement with a former officer.

                        Telemanagement Solutions

In connection with employment agreements effective as of March 1, 2003, Stonehouse granted options to its President and a second employee to purchase a minority interest in Stonehouse.  The intrinsic value of the options, valued at $801,000, as adjusted, was based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options.  The intrinsic value was reflected in shareholders' equity as a charge to deferred stock compensation and was amortized over the vesting period of the options.  Amortization of $6,000 and $708,000 for the three and nine months ended September 30, 2003, respectively,is included with Loss from Discontinued Operations in the accompanying Statements of Operations.  The $85,000 of unamortized deferred stock compensation as of December 30, 2003 was reclassified because the unvested options upon which the compensation was based were cancelled in connection with the Stonehouse Disposition.

In November 2004, Stonehouse’s President exercised options to purchase 937,500 shares of Stonehouse common stock which resulted in him holding 5.4% of Stonehouse’s outstanding common stock.  In April 2004, in connection with his separation from Stonehouse, the second employee exercised his option and acquired shares of Stonehouse common stock representing 1.8% of Stonehouse’s outstanding common stock.  The effect of the minority interest on the Company’s Statements of Operations was immaterial during 2004.

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

At September 30, 2004 and December 31, 2003, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL’s will not be realized based on recent operating results.

(7)  SEGMENT INFORMATION AND SALES TO SIGNIFICANT CUSTOMERS

Since June 12, 2002 and until November 13, 2004, the effective date of the Stonehouse Disposition, the Company operated in two business segments – Storage Solutions and Telemanagement Solutions.  Customers of the Storage Solutions segment principally include OEM’s (Original Equipment Manufacturers) and SI’s (Solutions Integrators).  Stonehouse offered Telemanagement Solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the three months ended September 30, 2004, sales to three customers accounted for 17%, 14% and 12% of the Company's Storage Solutions sales and sales to four customers accounted for 15%, 15%, 12% and 11% of the Company's Telemanagement Solutions sales.  During the three months ended September 30, 2003, sales to two customers accounted for 21% and 14% of the Company's Storage Solutions sales and sales to two customers accounted for 16% and 11% of the Company's Telemanagement Solutions.  During the nine months ended September 30, 2004, sales to two customers accounted for 19% and 11% of the Company's Storage Solutions sales and sales to three customers accounted for 14%, 14% and 11% of the Company’s Telemanagement Solutions Sales.  During the nine months ended September 30, 2003, sales to three customers accounted for 17%, 16% and 12% of the Company’s Storage Solutions sales and sales to a single customer accounted for 21% of the Company’s Telemanagement Solutions sales.

For the three and nine months ended September 30th, Storage Solutions sales to geographic areas other than the United States aggregated 30% and 35% in 2004 and 51% and 40% in 2003, respectively, principally in the Pacific Rim.

Presented below is selected financial information for the two segments in which the Company has operated (in thousands). The Storage Solutions segment includes all corporate expenses except those specifically attributable to the Telemanagement Solutions segment.

	2004				2003

	Three Months		Nine Months		Three Months	Nine Months

Storage Solutions:
Revenues	$3,122		$7,379		$2,804	$5,608
Gross margin	$1,226		$2,299		$730	$1,504
Net loss	$(1,446)		$(5,328)		$(1,047)	$(3,647)

Telemanagement Solutions (a):
Revenues	$1,799		$5,351		$1,127	$3,448
Gross margin	$799		$2,140		$616	$1,870
Net income (loss)	$(2,461	)(b)	$(2,517	)(b)	$(91)	$(713	)(c)

Totals:
Revenues	$4,921		$12,730		$3,931	$9,056
Gross margin	$2,025		$4,439		$1,346	$3,374
Net loss	$(3,907	)(b)	$(7,845	)(b)	$(1,138)	$(4,360	)(d)

(a) Results of operations for the Company’s Telemanagement Solutions business are presented as Loss from
       Discontinued Operations in the accompanying Statements of Operations for all periods represented.
(b)        Includes non-cash charge of $2.6 million attributable to impairment of goodwill in connection with the
       Stonehouse Disposition.
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

Overview

Since June 2002 and through November 2004, our operations were organized in two reportable segments: Storage Solutions and Telemanagement Solutions.  Effective November 13, 2004, we completed the Stonehouse Disposition resulting in the sale of our Telemanagement Solutions business (see Note 2 to Consolidated Financial Statements).

In our Storage Solutions business, we are a developer of data storage products and services, focused on transforming how the marketplace stores and exchanges information.  We design, manufacture and provide flexible, high performance and intelligent Storage Solutions that support data networks using advanced technologies.  These Storage Solutions are principally sold to a network of OEM’s and SI’s under the nStor brand or the unique brand of respective distribution partners.

The headquarters for our Storage Solutions business and our executive offices are located in Carlsbad, California.  We also operate an engineering center in Lake Mary, Florida for the design, development and testing of our storage enclosure and controller technologies.  Our current product family includes applications-driven storage platforms, RAID controllers, and storage management software.

Stonehouse, our former operating subsidiary until the Stonehouse Disposition, is a provider of Telemanagement Solutions, including software and outsourcing solutions that help large enterprises manage their telecommunications expenses, assets and processes.  Telemanagement Solutions were sold to large corporations, state and municipal governments, and other organizations with large and complex public, private and hybrid communications networks.

Our Storage Solutions business has established a strong foundation and reputation for quality products, in addition to strong service and support for customers worldwide.  However, a number of significant challenges prior to early 2004, have resulted in our company incurring substantial net losses and prevented us from achieving net positive cash flows from operations.  These challenges included: (1) limited cash resources that restricted our ability to fund certain sales, marketing and other initiatives, (2) key personnel issues, and (3) a downturn in the data storage industry and the economy in general.

Our Storage Solutions business is based on a strong technological foundation, and has been validated through recent awards of major OEM contracts.  Additionally, we believe given the significant growth potential of the SMB/SME segment of the data storage market, coupled with products that are tailored for this market space, we are well positioned to achieve growth in this space.  We believe that the most critical component necessary for the future success of our Storage Solutions business was our employment of an experienced and proven management team.  Since April 2004, we have been successful in attracting a new executive management team with substantial experience and success in the data storage industry, headed by Todd Gresham.  The team has begun implementing marketing, sales and engineering strategies, resulting in a significant increase in our customer base and putting us in a position to capture an increased market share of the rapidly growing SMB/SME market.  Plans are currently underway to transition the company toward providing a more complete data storage solution, including adding new software applications and related functionality, and expanding our current sales channel development efforts.

Ongoing challenges include our ability to (1) provide existing major OEM customers with the resources and assistance necessary for them to accelerate sales volumes; (2) continue to design and develop innovative and competitive products; (3) anticipate changing trends in customer demand; (4) integrate value-added software into our hardware offerings which can be customized for customers; (5) identifying and developing key applications for departmental workgroups and SMB/SME’s across selected key vertical markets; and (6) effectively manage our contract manufacturers and control operating costs.  As a result of the funds received from the Stonehouse Disposition, as well as certain other potential sources of cash, we believe we have sufficient liquidity to fund our operating needs for the next twelve months.  However, there can be no assurance that additional funds will not be required, in which event, we will explore various alternatives for raising additional capital.  We cannot, however, project with any degree of certainty that such funds will be available on terms that are acceptable to us.

Results of Operations

Three and Nine Months Ended September 30, 2004 vs. September 30, 2003

As discussed in Note 1 to the Consolidated Financial Statements, all historical results of operations from our Telemanagement Solutions business have been aggregated and reclassified as discontinued operations.

We incurred a net loss of $3.9 million for the three months ended September 30, 2004 comprised of a $1.4 million loss from continuing operations and a $2.5 million loss from discontinued operations, including a $2.6 million non-cash charge for impairment of goodwill in connection with the Stonehouse Disposition.  For the 2003 three month period we reported a net loss of $1.1 million, comprised of a $1 million loss from operations and a $91,000 loss from discontinued operations.  For the nine months ended September 30, 2004, we incurred a net loss of $7.8 million comprised of $5.3 million from continuing operations and $2.5 million from discontinued operations, including the aforementioned $2.6 million impairment charge.  For the corresponding nine months in 2003, we incurred a net loss of $4.4 million comprised of $3.6 million from continuing operations and $713,000 from discontinued operations.

We believe that a more appropriate measure of the underlying operating results of our business excludes non-cash and non-operational items as presented by continuing operations and discontinued operations in the following tables (in thousands).  Management uses income or loss before non-cash and non-operational items internally as a measure of our operating performance. Income or loss before non-cash and non-operational items should be considered in addition to, and not as an alternative for, or superior to, net income or loss or other measures of financial performance prepared in accordance with Generally Accepted Accounting Principles (GAAP).

	Three Months Ended September 30,

	2004			2003

	Continuing	Discontinued		Continuing	Discontinued
	Operations (a)	Operations (b)	Total	Operations (a)	Operations (b)	Total

Sales	$3,122	$1,799	$4,921	$2,804	$1,127	$3,931
Cost of sales (c)	1,896	968	2,864	2,074	478	2,552

Gross margin (c)	1,226	831	2,057	730	649	1,379

Operating expenses:
Selling, general and administrative	1,556	525	2,081	949	597	1,546
Research and development	747	--	747	625	--	625

Total operating expenses	2,303	525	2,828	1,574	597	2,171

(Loss) income before non-cash and
non-operational items	(1,077)	306	(771)	(844)	52	(792)

Non-cash and non-operational items:
Impairment of goodwill	--	(2,619)	(2,619)	--	--	--
Interest expense, net	(289)	(9)	(298)	(174)	(3)	(177)
Depreciation and amortization	(60)	(107)	(167)	(29)	(100)	(129)
Amortization of capitalized software development costs	--	(32)	(32)	--	(32)	(32)
Stock-based compensation	(20)	--	(20)	--	(8)	(8)

Total non-cash and non-operational
items	(369)	(2,767)	(3,136)	(203)	(143)	(346)

Net loss	$(1,446)	$(2,461)	$(3,907)	$(1,047)	$(91)	$(1,138)

______________
a)  Our continuing operations represents our Storage Solutions business.
b)  Our discontinued operations represents our former Telemanagement Solutions business.
c)  Unlike cost of sales and gross margin as presented in Note 7 to the Consolidated Financial Statements, for  purposes of this table, cost of sales and gross margin excludes $32,000 of non-cash amortization of capitalized software development costs for our discontinued operations during both the 2004 and 2003 three month periods.

	Nine Months Ended September 30,

	2004			2003

	Continuing	Discontinued		Continuing	Discontinued
	Operations (a)	Operations (b)	Total	Operations (a)	Operations (b)	Total

Sales	$7,379	$5,351	$12,730	$5,608	$3,448	$9,056
Cost of sales (c)	5,080	3,114	8,194	4,104	1,535	5,639

Gross margin (c)	2,299	2,237	4,536	1,504	1,913	3,417

Operating expenses:
Selling, general and administrative	4,264	1,696	5,960	2,644	1,568	4,212
Research and development	2,443	--	2,443	1,838	--	1,838

Total operating expenses	6,707	1,696	8,403	4,482	1,568	6,050

(Loss) income before non-cash and
non-operational items	(4,408)	541	(3,867)	(2,978)	345	(2,633)

Non-cash and non-operational items:
Impairment of goodwill	--	(2,619)	(2,619)	--	--	--
Interest expense, net	(702)	(24)	(726)	(518)	(9)	(527)
Depreciation and amortization	(164)	(318)	(482)	(76)	(298)	(374)
Amortization of capitalized software development costs	--	(97)	(97)	--	(43)	(43)
Stock-based compensation	(54)	--	(54)	(75)	(708)	(783)

Total non-cash and non-operational
Items	(920)	(3,058)	(3,978)	(669)	(1,058)	(1,727)

Net loss	$(5,328)	$(2,517)	$(7,845)	$(3,647)	$(713)	$(4,360)

______________
a)  Our continuing operations represents our Storage Solutions business.
b)  Our discontinued operations represents our former Telemanagement Solutions business.
c) Unlike cost of sales and gross margin as presented in Note 7 to the Consolidated Financial Statements, for
     purposes of this table, cost of sales and gross margin excludes $97,000 and $43,000 of non-cash amortization of capitalized software development costs for our discontinued operations during the 2004 and 2003 nine month periods, respectively.

Sales

The following table presents Sales for continuing and discontinued operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2004	2003	Increase	2004	2003	Increase

Continuing operations	$3,122	$2,804	$318	$7,379	$5,608	$1,771
Discontinued operations	1,799	1,127	672	5,351	3,448	1,903

	$4,921	$3,931	$990	$12,730	$9,056	$3,674

            Continuing Operations

The following table presents Storage Solutions Sales information (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003

	$	%	$	%	$	%	$	%

Indirect sales	$2,513	80%	$1,471	52%	$6,240	85%	$3,545	63%
Direct sales and other	609	20	1,333	48	1,139	15	2,063	37

	$3,122	100%	$2,804	100%	$7,379	100%	$5,608	100%

Domestic	$2,183	70%	$1,369	49%	$4,782	65%	$3,358	60%
Foreign	939	30	1,435	51	2,597	35	2,250	40

	$3,122	100%	$2,804	100%	$7,379	100%	$5,608	100%

Storage Solutions Sales for the three and nine months ended September 30, 2004 increased by 11% and 32%, respectively, notwithstanding a $209,000 and $800,000, respectively, reduction in sales to one domestic indirect customer which has phased out of our product.  This customer accounted for 8% and 17% of our Storage Solutions business during the three and nine month periods in 2003, respectively.  Despite the significant reduction in sales to that customer, our overall indirect sales increased $1 million and $2.7 million for the 2004 three and nine months periods, respectively, or 71% and 76%, when compared to the 2003 periods.  Our indirect sales have increasingly become a larger proportion of our total sales in recent years and is the direct result of our strategy to market our products primarily to OEM's and SI's, and to provide greater technological, marketing and sales support to those markets.

Sales to three customers represented 42% and 35% of our Storage Solutions Sales for the three and nine months ended September 30, 2004, respectively.  During both the three and nine month periods in 2003, sales to three customers accounted for 44% of our Storage Solutions Sales.

We expect future increases in Storage Solutions Sales based on (i) the response to our Serial ATA product line that we began to offer to our customers in early 2004, and (ii) the efforts of our new executive management team.

            Discontinued Operations

The 60% and 55% increase in Telemanagement Solutions Sales for the three and nine months ended September 30, 2004, respectively, over the 2003 periods reflects $763,000 in sales to a single new customer.  Sales to four customers represented 52% and 48% of our Telemanagement Solutions Sales for the three and nine months ended September 30, 2004, respectively.  During the 2003 three and nine month periods, sales to three customers accounted for 29% and 37% of Telemanagement Solutions Sales, respectively.

Cost of Sales / Gross Margins

Gross Margins for our Storage Solutions business increased to 39% and 31% for the three and nine months ended September 30, 2004, respectively, as compared to 26% and 27% for the 2003 periods, respectively.  The improved gross margins reflect more effective control of our direct materials cost as well as the sale to one significant direct customer at higher than normal gross margins.

Gross margins of our discontinued operations decreased to 44% and 40% for the three and nine month 2004 periods, respectively, as compared to 55% and 54% for the 2003 periods, respectively.  The decline was primarily the result of the classification to cost of sales of certain employees previously performing product development and other non-cost of sales functions, as well as the mix of revenues recognized.

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

Operating Expenses

            Selling, General and Administrative (SG&A)

SG&A attributable to our Storage Solutions business increased by $607,000 (64%) and $1.6 million (61%) during the three and nine months ended September 30, 2004, respectively, primarily as a result of (i) additional salaries and related costs associated with our sales and marketing efforts including travel expenses, (ii) consulting fees, salaries and related costs paid to our new executive management team prior to and following their employment in April 2004, (iii) the write-off of previously capitalized professional fees as a result of the termination of certain fund raising efforts, and (iv) increases in legal and consulting services.  SG&A attributable to our discontinued operations decreased by 12% for the three months ended September 30, 2004, however SG&A increased by 8% for the 2004 nine month period, primarily the result of increased salaries, related costs and outside contracted services.

             Research and Development (R&D)

R&D for our Storage Solutions business increased by $122,000 (20%) and $605,000 (33%) for the three and nine months ended September 30, 2004 over the 2003 periods, reflecting increased salaries and related costs, as well as prototype, design, testing and other similar costs attributable to our continuing product development efforts.  During the 2003 nine month period, our discontinued operations incurred $349,000 of R&D expenses, all of which were capitalized as software development costs in connection with our EMS 10 software solution.

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs incurred by our discontinued operations were related to the development of our EMS 10 software solution and were expensed as incurred until technological feasibility was established in October 2002.  Thereafter, such costswere capitalized until the product was available for general release to customers in June 2003, at which time we began to amortize capitalized software costs based on the greater of (i) the estimated economic life on the straight–line method, or (ii) the ratio that current revenues attributable to EMS 10 revenues bears to total current and estimated future revenues for EMS 10.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive in our Storage Solutions businesses.

Non-Cash and Non-Operational Items

            Impairment of Goodwill

In connection with the Stonehouse Disposition, we recorded a $2.6 million non-cash charge for impairment of goodwill during the third quarter of 2004.

             Interest Expense

Net interest expense for continuing operations increased $115,000 (66%) and $184,000 (36%) for the three and nine months ended September 30, 2004, respectively, and was attributable to higher average borrowings in 2004.

            Depreciation and Amortization

Depreciation for continuing operations increased $31,000 and $88,000 for the three and nine months ended September 30, 2004, respectively, over the 2003 periods.  Amortization attributable to our discontinued operations consisted of amortization of intangible assets of $2.8 million resulting from the Stonehouse acquisition in June 2002 and amounted to $92,000 and $275,000 for the three and nine month periods ended September 30, 2004 and 2003.

             Stock-Based Compensation

Stock-based compensation represents the amortization of deferred stock compensation based upon the valuation of certain stock options granted or modified (see Note 5 to Consolidated Financial Statements).

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2003 and 2002, we experienced net losses of $6 million and $8 million, respectively.  During the nine months ended September 30, 2004, our net loss amounted to $7.8 million, which included a $2.6 million non-cash charge for impairment of goodwill in connection with the Stonehouse Disposition.  In addition, we have negative working capital of $7 million as of September 30, 2004, which reflects borrowings of $12.9 million from Mr. Levy.

Since January 1, 2002 and through October 31, 2004, we obtained $15.5 million of equity and debt financing from private investors, including $12.4 million from Mr. Levy.  Effective November 13, 2004, we completed the sale of all of the capital stock we owned in Stonehouse.  The Stonehouse Disposition generated approximately $4.9 million in cash, net of transaction costs (see Note 2 to Consolidated Financial Statements).  We expect to repay approximately $1.8 million of borrowings from Mr. Levy from these funds during the fourth quarter.  In addition, we received a $626,000 twelve- month note receivable and a $453,000 thirty-six month note receivable.

Since April 2004, we have been successful in attracting a new executive management team with substantial experience and success in the data storage industry, headed by Todd Gresham.  Under the leadership of Mr. Gresham and his management team, revenues and gross margins have improved and we have continued our strategy of targeting our product development activities to the SMB/SME markets.

As a result of the funds received from the Stonehouse Disposition, as well as certain other potential sources of cash, we believe that we have sufficient liquidity to fund our operating needs for the next twelve months.  However, there can be no assurance that additional funds will not be required, in which event, we will explore alternatives for raising additional capital.  In addition, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

Cash Flow Results

Our operating activities have historically produced net cash deficits.  During the nine months ended September 30, 2004 and 2003, the primary source of cash to fund $5.1 million and $4.3 million, respectively, of net cash used in the operating activities of our continuing operations during each period was provided by $5.4 million and $4.4 million, respectively, in net borrowings from private investors, including $5.4 million and $3.4 million, respectively, from Mr. Levy.

Contractual Obligations

The following table summarizes the contractual obligations of our continuing operations as of September 30, 2004 (in thousands):

		Payments Due by Period

		Less than	1 – 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$282	$244	$38	$--	$--
Estimated purchase obligations	1,337	1,337	--	--	--

Total	$1,619	$1,581	$38	$--	$--

Our estimated purchase obligations are based on outstanding purchase orders at September 30, 2004, and principally represent agreements to purchase goods that are enforceable, legally binding and for which the following terms are known: (i) the purchase price; (ii) the timing of the purchase, and (iii) the quantity of goods to be acquired.

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

            Revenue Recognition

Storage Solutions revenues are recognized as of the date shipments are made to customers, net of an allowance for returns.  Telemanagement Solutions revenues from computer software sales were recognized when persuasive evidence of a sales arrangement existed, delivery and acceptance of the software had occurred, the price was fixed or determinable, and collectibility was reasonably assured.  Consulting revenues were recognized when services were performed.  Revenues on long-term development contracts were deferred at time of sale, and using the percentage-of-completion method, were recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates were deferred at the time of sale and were included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

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

During the nine months ended September 30, 2004, we recorded $75,000 in increases to our inventory reserve to increase the reserve on substantially all of our legacy products to 100%.

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

During the nine months ended September 30, 2004, we recorded $50,000 in increases to our allowance and directly wrote off $97,000 in receivables.

            Goodwill and Other Intangible Assets

Our allocation of the Stonehouse purchase price in June 2002 included $6.5 million in goodwill and $2.8 million in other intangible assets in accordance with SFAS No. 141, “Business Combinations”.  These values were based on a valuation analysis completed by an independent valuation firm.  The intangible assets identified were as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000) and (iii) non-compete agreement ($224,000), and were being amortized over ten, five and four years, respectively.  In addition, in our Storage Solutions business, we have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  Based on an impairment analysis prepared by an independent valuation firm in early 2004, our goodwill was not considered to be impaired as of January 1, 2004.  In September 2004 in connection with the Stonehouse Disposition, we recorded a $2.6 million charge for impairment of goodwill.

            Research and Development Costs

R&D costs associated with our Storage Solutions business are expensed as incurred.  R&D costs associated with our Telemanagement Solutions business for software development were expensed as incurred until technological feasibility was established. Thereafter, software production costs were capitalized until the product was available for general release to customers.  Amortization commenced only when the product was available for general release and was recorded as amortization to cost of sales rather than R&D costs. Capitalized software costs were amortized over the greater of (i) the estimated economic life on the straight-line method, or (ii) the ratio that current revenues for the product bears to the total current and anticipated future revenues for the product.  There were no R&D costs capitalized during 2004.  Capitalized software development costs amounted to $349,000 for the nine months ended September 30, 2003.  Amortization of capitalized software development costs amounted to $97,000 and $43,000 for the nine months ended September 30, 2004 and 2003, respectively.

Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact during the remainder of 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4. CONTROLS AND PROCEDURES

(a)

Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, these officers have concluded that as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 12, 2003, we held a Special Meeting of Stockholders to approve and adopt the Stock Purchase Agreement dated September 15, 2004 between us and Palo Alto Acquisition Corporation, a wholly-owned subsidiary of Symphony Service Corp., for the purpose of selling all of our interest in Stonehouse Technologies, Inc. At the meeting, the shareholders approved the disposition of our interest in Stonehouse with the following vote distribution:

For	115,157,537
Against	85,788
Abstain	12,319

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1

Letter Agreement, dated July 31, 2004, between Registrant and Hilcoast Development Corp, extending the maturity date of a $2,997,164 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.2

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $2,252,154 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.3

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,844,879 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.4

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $756,870 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.5

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,500,000 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.6

Letter Agreement, dated July 31, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $888,122 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.7

Letter Agreement, dated July 31, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $120,295 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note.

10.8	Promissory Note, dated July 30, 2004, for $1,000,000, between Registrant and Cenvill Recreation, Inc.

10.9	Promissory Note, dated September 13, 2004, for $2,000,000, between Registrant and Cenvill Recreation, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, Todd Gresham, on November 12, 2004.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven, on November 12, 2004.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, Todd Gresham, on November12, 2004.

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven, on November 12, 2004.

(b)	Reports on Form 8-K:

A report on Form 8-K dated August 16, 2004 was filed on August 16, 2004 reporting under Item 7 –
Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its press release dated May 16, 2004 announcing its financial results for the second quarter ended June 30, 2004.

A report on Form 8-K dated September 15, 2004 was filed on September 16, 2004 reporting under Item 1.01– Entry into a Material Agreement and Item 9.01 – Financial Statements and Exhibits in which Registrant reported entering into a definitive stock purchase agreement in connection with Registrant’s sale of all of its interest in Stonehouse Technologies, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

(Registrant)

Date: November 12, 2004	By: /s/ JACK JAIVEN

Vice President, Treasurer and Interim Chief Financial Officer