Form 10-K
period 2004-12-31
NSTOR TECHNOLOGIES INC
filed 2005-03-31
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004
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
HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share (Common Stock), was the only class of voting common equity of the Registrant outstanding on December 31, 2004.  Based on the last sales price of the Common Stock on the American Stock Exchange (AMEX) on June 30, 2004 ($.27), the aggregate market value of the approximately 41,822,000 shares of the voting Common Stock held by non-affiliates on that date was approximately $11.3 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.               [  ] Yes                [  ] No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

The number of shares outstanding of the Registrant’s Common Stock, par value $0.05 per share, as of February 28, 2005 was 165,097,838 shares.

PART I

Item 1.   Business

GENERAL

nStor Technologies, Inc., through its wholly-owned subsidiary, nStor Corporation, Inc., delivers storage solutions that secure and protect critical information.  Serving both OEM (Original Equipment Manufacturer) and SI (solution integrator) customers, nStor provides innovative technology solutions encompassing storage services and applications, designed to help businesses solve some of their greatest information storage challenges.  nStor is a supplier of flexible, high-performance and intelligent data storage solutions (Storage Solutions).  Our Company’s product family includes application-driven storage platforms, Redundant Array of Independent Disks (RAID) controllers, storage management software and services. Prior to the November 2004 disposition of our operating subsidiary, Stonehouse Technologies, Inc. (Stonehouse), we were also a provider of telecommunications software and outsourcing solutions (Telemanagement Solutions).  The Telemanagement Solutions business provided software and services that help large enterprises, state and municipal governments, and other large organizations manage their telecommunications expenses, assets and processes.  We were incorporated as a Delaware corporation in 1959 and we acquired the Storage Solutions business in 1996. References in this Form 10-K to “we”, “our”, “us”, the “Company”, and “nStor” refer to nStor Technologies, Inc. and/or its consolidated subsidiaries.

Our Storage Solutions and support services safeguard vital information assets for data-intensive businesses while easing storage management challenges. Our goal is to reduce the complexity and cost of implementing networked storage, thereby providing simplicity and ease of operation, with low total cost of ownership and high return on investment.  Our products protect mission-critical data across a multitude of storage-intensive applications that require substantial storage performance and capacity such as document imaging, data warehousing, video and multimedia as well as transaction-intensive environments. As a result, our Storage Solutions form the storage foundation for businesses of all sizes as well as government agencies and universities worldwide.

Our offerings support today’s leading operating environments, including Microsoft Windows and Linux, and utilize technology architectures such as Fibre Channel, SCSI (Small Computer Systems Interface), and Serial ATA (SATA).  Our high-performance, scalable storage systems are marketed principally through a global network of OEM’s and SI’s, under the nStor brand or the unique brand of respective distribution partners.

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

Meanwhile, broadcasting, entertainment, music and animation companies are transitioning their operations to the digital realm. This exponential growth of computerized data has accelerated the need for available and reliable data storage solutions.  To meet this need, companies are investing in new storage infrastructures that accommodate current demands while laying the groundwork for increasing reliance on digital assets.

            STRATEGY

Our business model is designed to support our customers’ success and increase their competitiveness through the delivery of efficient and flexible storage solutions.  In support of this objective, we are dedicated to reducing data storage costs and complications by delivering high-performance technology combined with easy-to-use tools that streamline the implementation and management of storage networks. In order to differentiate us from the surge of competitors bringing storage products to the market, we have placed particular emphasis on technology innovation, strong integration expertise and a commitment to superior support services.

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

Our networked storage solutions deliver high levels of flexibility, performance and intelligence to accommodate the escalating demands of storage-intensive requirements. Our product line includes storage platforms, RAID controllers, storage management software and services.  Our interoperability lab is dedicated to achieving the compatibility of our products with other key system components to provide seamless and cost-effective operation, even in complex environments. All of our products adhere to open standards and are backed by high quality service and support.

A continuing focus on the convergence of storage and networking enables us to create value-added offerings that can be customized for enterprise customers, departmental workgroups along with small-to-medium sized businesses (SMBs) across a number of key vertical markets, including:

Financial services:  New data-processing methodologies, shorter timeframes for transactions and new demands for better knowledge management are requiring financial services firms to improve their data storage infrastructures.  Our solutions for storage enable these institutions to manage large amounts of data in a high-speed distributed infrastructure, allowing customers to leverage their existing technology investments and derive maximum value from their time-sensitive information.

Internet: Internet-focused businesses place considerable and often unpredictable demands on transaction-intensive, database-driven environments such as electronic mail (e-mail), World Wide Web (WWW), and electronic commerce (e-commerce). In a marketplace where retaining customer loyalty is paramount, Internet-focused businesses must have high performance and readily available data to ensure their customers do not seek alternative providers. Scalable distributed architectures based on our products improve data availability, scalability, and performance, while reducing the total cost of ownership.

Healthcare. Bioinformatics, research, medical device, and care providers are focused on developing vital new drugs, improving quality of patient care, and increasing their returns on investment. Our solutions enable fast access, integration, and sharing of massive amounts of scientific and medical imaging data, reduced time-to-market, and improvements in operational efficiency.

Defense and Aerospace. Data-intensive activities, including intelligence gathering, analysis, and civilian and military operations, require high performance and quality solutions.  Our solutions are chosen for cutting edge installations where form factor, performance and efficiency are key decision factors for our customers.

To address the needs of these markets most effectively, we have incorporated the following design principles into our ongoing product development and support initiatives:

Performance. File sharing and messaging applications are critical to successful operations. We offer highly available, scalable, and economical solutions that incorporate our storage platform and storage management software to deliver storage as well as the capability to add storage without downtime. By freeing up valuable infrastructure and staff resources, our solutions improve productivity, performance and profitability, while simplifying the complex storage management tasks.

Ease of Use. Our architecture allows businesses to reduce management overhead, decrease deployment times and eliminate downtime. Our StorView management software utilizes visual tools and plain language to provide customers with simplified management.  As businesses are faced with doing more with less, our approach to automate and ease storage management challenges is a core strength in delivering simplified storage.

Modularity. Our modular design supports a range of performance and communications technologies.  This design approach enables us to quickly and easily tailor our storage subsystems to meet specific performance and application objectives of our customers.  As technology accelerates, this becomes a pillar of our architecture, enabling us to reduce the cost of delivering solutions to our customers.

Flexibility.Our flexible approach to design allows our systems to be configured to meet our customer’s unique requirements.  The ability to scale from a single unit with one disk drive to a full data center configuration provides for a growth path to meet the needs of today’s growing business demands.  This feature translates into protection of investment, reduced costs and common management control.

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

Our RAID controller technology and StorView software form the foundation for our family of turnkey systems that support a wide range of today’s leading operating environments including Microsoft Windows and Linux, and allow us to act as a single source storage solution provider (enclosure technology, RAID controllers, storage software and  services)  and to continuously add new features and meet demanding customer support requirements.  These solutions are offered for Fibre Channel, SCSI, and SATA architectures.  Our storage enclosures feature fully redundant, hot-swappable components and support the industry’s fastest and most dense disk drives.  NexStor’s design and capability are targeted to the entry and mid-range to enterprise computing environment. The NexStor products designed by us include SAF-TE (SCSI Access Fault-Tolerant Enclosure Services) and SES-compliant (SCSI Enclosure Services) modules that can store up to 1.76TB (Terabytes) of data in a 3.5-inch, or 2U, increment of rack space, available in 12-bay versions.  Our StorView storage management software assists in reducing the cost and complexity of managing storage devices.

             CURRENT PRODUCT OFFERINGS

NexStor Storage Systems

Fibre Channel

Our NexStor Fibre Channel product line, introduced in February 2003, encapsulates storage solutions within a 2U form factor. With complete 2Gbit Fibre Channel host to drive connectivity, our Fibre Channel product line takes advantage of the transition of 1-inch low profile disk drives.  The 4000F Series is a 12-bay enclosure system that can be a stand-alone JBOD, a single RAID controller system, or dual configurations.  Each NexStor 4000F Series JBOD system is shipped with the built-in flexibility of easily upgrading by simply adding the upgrade kit to the same unit without uninstalling the system from its current deployment.  With twelve disk drives, the 4000F Series scales up from 36GB to 75.6TB.  This modular design allows customers the ‘pay as you grow’ ability in a space-saving, high-performance, high-availability storage system.

The NexStor Fibre series has been deployed in both international and domestic marketplace installations.  Traditionally found in SAN (Storage Area Network), server attached NAS (Network Attached Storage), or simply direct-connect systems, these products provide interoperability to work with leading host bus adapters and switches and offer high-availability data protection for mission-critical database applications or shared storage resource environments.

Serial ATA (SATA)

Announced in late 2003, our SATA product line takes advantage of cost effective SATA drives that provide an affordable storage solution for today’s businesses.  Our Serial ATA solutions bring cost-effective, continuous data protection and advanced storage management and include both Fibre Channel to SATA and SCSI to SATA connectivity.  These solutions are based on our core technology foundation, which includes our Fibre Channel RAID engine and StorView storage management software, and are designed to reduce the cost and complexity of supporting data-intensive applications while easing storage management challenges.

SCSI

The 4000S Series incorporates nStor’s patented enclosure technology and houses high-performance disk drives.  The 4000S JBOD is easily upgraded to a single controller or dual controller solution by simply integrating controllers into the enclosure, or it can be upgraded to a host-based solution by attaching to a PCI RAID controller.  The ability to integrate SCSI RAID controllers directly into the back of the enclosure gives customers built-in flexibility to convert a JBOD into a high-availability RAID system.

Since most modern servers are shipped with on-board Ultra160 or Ultra320 host connectivity, we believe SCSI to be a cost effective method of attaching storage to a server.

Controllers

Our controllers are the core intelligence behind every NexStor system.  Our controller architectures utilize off the shelf components for RAID parity calculations, specialized processors for I/O (Input/Output) control and independent cache memories to maximize resource utilization and deliver the highest performance. Our robust firmware runs on all our controllers to offer common functionality and seamless scalability from our entry-level system to our highest performance solutions. They are currently developed in Fibre Channel and SATA configurations.  Both controllers are based on the same firmware, which addresses either price sensitive requirements or higher performance feature-rich requirements without having to qualify different firmware code sets.

Storage Management Software

We currently maintain two storage management software packages: StorView and AdminiStor.  StorView remotely monitors our Fibre Channel and Serial ATA storage devices, while AdminiStor is designed to support the management and monitoring functions of our SCSI storage devices.

             StorView

Our StorView storage management software fully supports the NexStor family of storage systems.  It is the fifth generation of software management tools which we have developed and it allows IT administrators to configure, manage, and monitor the entire network from anywhere in the world.  Written in HTML-based GUI (graphical user interface) to manage the NexStor Series, our web-based StorView works with the industry’s leading web browsers making it easy to customize local or network based management and fault reporting. StorView provides local or remote monitoring and management with remote notification for today’s leading operating environments including Microsoft Windows and Linux.  StorView provides a centralized, intuitive interface for local configuration and management that ships with every NexStor storage system.  Online capacity allocation and expansion features are imperative for fast paced, constantly changing business environments.  StorView Global Manager allows for accessibility from anywhere in the world, recognizing all nStor systems on the network even if they are running on different operating systems. To maximize performance and ease administration, our Storage Assistant automates storage configuration and allocation based on the customer's unique requirements. With real time notification of environment changes, Global Manager sends alerts to e-mail addresses, pagers and cell phones for fast response to potential business disruptions. StorView Global Manager provides capacity and performance planning through detailed performance statistics for maximum storage utilization that optimizes return on investment.

             AdminiStor

AdminiStor has been upgraded to support our 4000S SCSI JBOD and RAID series of products.  AdminiStor has a JAVA GUI that provides a drill-down, tree-like structure to allow users to access installed RAID and storage controllers, physical components and logical arrays, all using point-and-click technology. The Administor, running from any JAVA-enabled browser, allows users to manage nStor storage resources securely from anywhere in the world.

Support and Services

As companies have moved from storing and managing megabytes and terabytes of data spread in disparate locations, non-stop global access to their information is imperative.  In an effort to address these requirements, we have deployed a comprehensive service and support offering, Partner Enabling Program (PEP).  These services range from planning, design and implementation to storage operations to replacement parts and on-site support.

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

            SALES AND MARKETING

We market our products and services primarily through a global network of OEM partners and volume channels, such as SI’s and a few select direct channels.

Indirect and Direct product sales represented 85% and 15%, respectively, of our Storage Solutions sales in 2004.  Sales to two indirect customers accounted for 27% of our Storage Solutions sales.

OEM-grade products are primarily sold directly to OEM’s for integration into their product offerings.  Generally, the OEM products are labeled under the OEMs’ brand name where our products are frequently packaged as part of a complete data processing system or combined with other storage devices to deliver a storage subsystem. We believe OEM channel sales provide significant revenue opportunity, market visibility and credibility, and can serve as a proving ground for new technologies that can later be marketed and sold in the distribution channel. OEM’s are strategic in nature and, therefore, require unique sales strategies. The sales and support organization must be highly technical and generally involves several corporate resources.

The sales model for product distribution in Europe and the Asia/Pacific-Rim is similar to the domestic OEM and channel model, utilizing SI’s and VAR’s (Value Added Resellers).  Complementary pricing, margin structures and marketing programs support each sales channel.  We believe this strategy allows our customers to effectively sell and market our products to their specific marketplace while maintaining channel integrity.

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

            TECHNICAL SUPPORT AND CUSTOMER SERVICE

We offer a 24 hours a day, 7 days a week technical support hotline system for customers worldwide via phone, fax or email, providing a variety of flexible services and support programs that allow customers to choose the level of support appropriate for their needs.  Various levels of on-site service for our products are available for customers who purchase service agreements.  These services are contracted with an outside subcontractor.  Our support staff follows up with the subcontractor and the customer to ensure that service is performed efficiently and promptly.

Incoming technical support calls are logged with description and contact information, routed to the appropriate team, analyzed and tracked or resolved, and closed with the necessary information in the call handling system.

Our standard warranty is a three-year return-to-factory hardware warranty with toll-free, 8:00 a.m. to 5:00 p.m. technical support and a 90-day software warranty.  Optional services and advanced warranty contracts are available.  There can be no assurance that future warranty claims will not have a material adverse effect on our future financial condition and operating results.

            MANUFACTURING AND SUPPLIERS

Since mid-2002, we have utilized contract manufacturing on a turn key basis to manufacture our enclosures and controllers.  This process minimizes our investment in staff and equipment.  ACT-Electronics currently serves as our contract manufacturer.  Finished product is generally shipped directly from our contract manufacturer to our volume OEM customers; enclosures and controllers for our other customers are shipped to our Carlsbad facility for integration and testing with disk drives and attach kits prior to customer shipments.

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

Lake Mary, Florida is the competency center for(i) our enclosure technology and development, and (ii) for the development of our RAID controller technology (hardware and firmware) and drive qualification for our controllers.  In addition to designing, developing and testing our storage enclosures, engineers in Lake Mary are also responsible for the design, development and successful integration of our RAID controllers into our enclosure technology.  All disk drive compatibility testing with our product lines is conducted in Lake Mary.

The competency center for our integrated solutions, including our applications and interoperability lab, is located in Carlsbad, California.  Engineers in Carlsbad integrate total storage solutions that include internally developed and third party software and hardware components for a variety of operating systems and applications. The interoperability lab focuses on component selection, validation, integration and delivery of OEM solutions.  In conjunction with the applications and interoperability lab, Carlsbad hosts our software development and testing.

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

EMPLOYEES

As of February 28, 2005, we employed 76 full-time employees, of which 39 are employed in engineering, product development and technical support, 20 in sales and marketing, 7 in manufacturing and operations, and 10 in finance, management and administration.  Our employees are not covered by collective bargaining agreements and there have been no work stoppages. We believe our employee relations are good.

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

            OUR AUDITOR’S HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO
            CONTINUE AS A “GOING CONCERN”

The auditors’ report for our consolidated financial statements for the three years ended December 31, 2004 state that given our recurring operating losses and our continued experience of negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. A “going-concern” opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

            OPERATING LOSSES; CAPITAL NEEDS

We have experienced substantial net losses for the years ended December 31, 2004, 2003, and 2002 of $9.8 million, $6 million and $8 million, respectively, as well as negative cash flows from operations during those years.  There can be no assurances that we will be able to achieve or maintain profitability on a quarterly or annual basis or that we will be able to achieve revenue growth.

We are currently exploring various corporate strategies and alternatives, including raising debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows.  However, there can be no assurances that such required additional funds will be available on terms acceptable to us, if at all, or that we will be able to generate positive cash flows from operating activities in the future.  We have insufficient liquidity to fund our operating needs for the next twelve months.

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

            FLUCTUATIONS IN OPERATING RESULTS

We have experienced significant period-to-period fluctuations in our operating results.  These fluctuations are partially due to product design, development, manufacturing and marketing expenditures.  If significant variations were to occur between forecasts and actual orders with respect to our products, we may not be able to reduce our expenses proportionately and operating results could be materially adversely affected.  Our revenues in any period are dependent on the timing of product shipments, the status of competing product introductions, as well as the availability from suppliers of component parts required for our products. Like many other technology companies, a disproportionately large percentage of our sales may occur in the closing weeks of each period.  Any forward-looking statements about operating results made by members of our management will be based on assumptions about the likelihood of closing anticipated sales and other factors management considers reasonable based in part on knowledge of performance in prior periods.  The failure to consummate any of those sales may have a disproportionately negative impact on our operating results, due to our fixed costs, and may thus prevent management’s projections from being realized.

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

            NEW LINE OF PRODUCTS

We periodically introduce new products and encourage our customers to migrate to these new products.  These activities entail a number of risks and uncertainties, all of which could have a material and adverse effect on our business. Those risks and uncertainties include, but are not limited to, the following:

•	Customer orders may be delayed while customers evaluate new products;
•	The new line of products may contain unknown defects or “bugs”;
•	Customers may not purchase the new products; and
•	It may be more difficult to accurately predict future sales and financial performance.

            RAPID TECHNOLOGICAL AND CUSTOMER PREFERENCE CHANGES

Our business is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences in this market are difficult to predict and changes in those preferences could render our current or future products unmarketable.  The introduction by our competitors of products embodying new technologies and the emergence of new industry standards could render our existing products as well as our new products being introduced obsolete and unmarketable.  For example, if customers were to turn away from open systems computing, our revenues would decline dramatically.

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

            INTENSE COMPETITION

The market in which our business operates is intensely competitive.  For example, we compete with traditional suppliers of computer systems such as LSI Logic, EMC-CLARiiON and IBM, which market storage systems as well as other computer products.  We also compete against independent storage system suppliers including, but not limited to, Dot Hill, Xyratex, Infortrend, Nexsan and JMR Electronics.

Many of these competitors are significantly larger than our company, and have substantially greater financial, technical, marketing, purchasing and other resources than we do and, as a result, may be able to respond more aggressively to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of products than we can, or to deliver competitive products at a lower price.

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

            PENDING LITIGATION

In February 2002, W. David Sykes, a former officer of our company, filed a complaint against our Storage Solutions subsidiary in the Circuit Court of Palm Beach County, Florida, in which he claims he was wrongfully terminated under provisions of his employment agreement with us.  We believe that we acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon our guaranty of the terms and conditions of the employment agreement between Mr. Sykes and our subsidiary.  In June 2003, we filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information.  Although we intend to vigorously defend Mr. Sykes' claims and do not believe at this time that the litigation will have a material impact on us, an adverse judgment in this matter could possibly have a material impact on us.

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

            AVAILABILITY OF COMPETING PRODUCTS

In the United States, we sell our products by way of a sales force through indirect sales channels.  Our OEM’s and SI’s may also carry competing product lines, and could reduce or discontinue sales of our products, which could have a material adverse effect on our operating results.

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

            LOSS OF KEY SUPPLIERS

We rely on other companies to supply certain key components for our products.  Our products are typically designed to operate with unique components that may only be available from a single source.  Although we can use other suppliers, the delay in integrating these parts into our systems will increase product costs.  Other critical components, while not dependent on one source, may, from time to time, be in short supply or unavailable while alternative sources can be identified.  Modification to the particular products, requalification of the products with applicable regulatory agencies, and additional testing to assure software and hardware is compatible can result in lost or deferred revenue as well as higher product costs.

            CONCENTRATED CUSTOMER BASE

In 2004, sales to two customers accounted for 27%, and in 2003, sales to three customers accounted for 44% of our Storage Solutions sales.

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

            VOLATILE STOCK PRICE

Our common stock has experienced in the past, and could experience in the future, substantial price volatility as a result of a number of factors, including:

•	Quarter to quarter variations in actual or anticipated financial results;
•	Announcements by us, our competitors or our customers;
•	Government regulations; and
•	Developments in the information storage industry.

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

Item 2.   Properties

Our Storage Solutions business and executive headquarters are located in Carlsbad, California, where we currently sublease approximately 20,000 square feet through September 2005.  The present annual base rent for our Carlsbad facility is $188,000.  In addition, we lease approximately 7,000 square feet in Lake Mary, Florida as our principal engineering offices, under a lease agreement that expires in May 2006.  The present annual base rent is approximately $57,000.

We believe our existing facilities are adequate to meet future needs. See Note 15 to Consolidated Financial Statements for information regarding the Company’s obligations under its facilities leases.

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

In August 1996, The Nais Corporation, Mark Schindler, Eugene Stricker, Amnon Damty, Ehud Mendelson and Susan Felton filed a Complaint in the same Court making similar allegations against our Storage Solutions subsidiary, its then president, R. Daniel Smith, and a company controlled by Mr. Smith.  In this action, the plaintiffs seek compensatory damages plus punitive damages for alleged breach of contract.

Neither case is being actively prosecuted.  Our counsel believes that we have good defenses to both claims and that we will not incur any material liability.  We are unaware of any facts that would support any of the plaintiffs' claims and, accordingly, we believe that the claims are without merit.

In February 2002, W. David Sykes, our former Executive Vice President of Marketing and Sales, filed a complaint against our Storage Solutions subsidiary in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with us.  We believe that we acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon our guaranty of the terms and conditions of the employment agreement between Mr. Sykes and our subsidiary.  In June 2003, we filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information.  We intend to vigorously defend Mr. Sykes' claims and do not believe at this time that the litigation will have a material impact on us.

On or about February 17, 2004, Michael Flannery, our former Vice President of Sales, North America, filed a complaint with the United States Department of Labor alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002.  More specifically, Mr. Flannery alleged that his employment was terminated as a result of his efforts to disclose allegedly untrue statements in certain of our periodic reports filed with the Securities and Exchange Commission (SEC).  Mr. Flannery was seeking reinstatement and other damages.

We prepared a response to Mr. Flannery’s complaint and referred investigation of his complaint to our Audit Committee.  We disagreed with Mr. Flannery’s allegations concerning our periodic filings, stating that Mr. Flannery’s termination was solely a result of his failure to perform his assigned duties.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On November 12, 2004, we held a Special Meeting of Stockholders.  The purpose of the meeting was to vote on our disposition of our subsidiary, Stonehouse Technologies, Inc.  The proposal was approved and the Stock Purchase Agreement was adopted with the following vote distribution:

For	Against	Abstain

115,157,537	85,788	12,319

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Purchases of Equity
               Securities

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol NSO. The following table sets forth the high and low sales prices of our common stock for each quarter during the years ended December 31, 2004 and 2003 as reported by AMEX. During that period, we did not pay dividends on our common stock and we do not expect to pay any dividends in the near future.

	Market Price Range

	High	Low

2004
First quarter	$.70	$.31
Second quarter	$.45	$.23
Third quarter	$.33	$.14
Fourth quarter	$.35	$.21

2003
First quarter	$.34	$.21
Second quarter	$.61	$.31
Third quarter	$1.15	$.41
Fourth quarter	$.87	$.45

As of February 28, 2005, we had 165,097,838 shares of common stock outstanding and approximately 1,774 holders of record of such stock.

Recent Sales of Unregistered Securities and Use of Proceeds

Effective January 13, 2005, we issued 9,100 shares of our newly created Series M Convertible Preferred Stock with a $9.1 million stated value, to H. Irwin. Levy, our Chairman of the Board and a significant shareholder, in satisfaction of $9.1 million of borrowings.

Item 6.   Selected Financial Data

The following table summarizes certain selected consolidated financial data for the five years ended December 31, 2004.  As a result of the disposition of Stonehouse in November 2004, the historical results of operations for Stonehouse have been aggregated and reported as discontinued operations.  Accordingly, certain amounts for years prior to 2004 have been reclassified to conform to the 2004 presentation.  The selected financial data has been derived from our audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this report:

	Year Ended December 31,
	(dollars in thousands, except per share data) (1)

	2004	2003	2002	2001		2000

Sales	$10,286	$7,796	$7,917	$17,886		$40,197
Gross margin	$3,085	$1,930	$1,382	$2,049		$9,872

Loss from continuing operations	$(7,309)	$(5,061)	$(7,778)	$(13,958)		$(21,921	)(3)
Loss from discontinued operations	$(2,526)	$(927)	$(206)	$--		$--
Net loss	$(9,835)	$(5,988)	$(7,984)	$(18,518	)(2)	$(22,606)

Basic and diluted net loss per common share:
Continuing operations	$(.04)	$(.03)	$(.06)	$(.41)		$(.69)
Discontinued operations	$(.02)	$(.01)	$--	$--		$--

Weighted average number of common shares considered outstanding, basic and diluted	165,088,084	156,885,954	128,899,148	44,832,503		32,789,832

At end of year:

Total assets	$8,798	$15,242	$14,182	$11,968		$15,722

Long-term debt	$3,650	$--	$3,100	$3,600		$7,258

Shareholders’ (deficit) equity	$(6,495)	$3,261	$1,620	$487		$(7,526)

___________

(1)

Includes results of operations of Stonehouse beginning June 2002, as a result of our acquisition which was accounted for using the purchase method of accounting, until November 2004 when we disposed of Stonehouse.

(2)	Includes non-cash charge of $3 million for induced conversion of convertible preferred stock.
(3)	Includes charge of $12 million for impairment of unamortized goodwill related to an acquisition completed in 1999 and gain of $5.6 million on the sale of assets.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-K contain forward-looking statements.  Such statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  Factors that would cause or contribute to such differences include, but are not limited to, our inability to increase sales to current customers and to expand our customer base, continued acceptance of our products in the marketplace, timing and volume of sales orders, material cost fluctuations, competitive factors, dependence upon third-party vendors, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the technology industry and the economy in general, legal proceedings and other risks detailed in our periodic report filings with the SEC.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we have filed with the SEC. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Overview

Since 1996, we have been a developer of storage products and services that support data networks using advanced technologies which we refer to as “Storage Solutions”.  We design, manufacture and provide flexible, high performance and intelligent Storage Solutions that are sold to a network of OEM’s, VAR’s and SI’s under the nStor brand or the unique brand of respective distribution partners.  A significant portion of our company has a technology focus and is dedicated to research and development.

From June 2002 through November 2004, we operated in a second business segment through our former operating subsidiary, Stonehouse, which we referred to as our Telemanagement Solutions business.  Effective November 13, 2004, we completed the sale of Stonehouse, resulting in the disposal of our Telemanagement Solutions business (Stonehouse Disposition) (see Note 2 to Consolidated Financial Statements).

The headquarters for our Storage Solutions business and our executive offices are located in Carlsbad, California.  We also operate an engineering center in Lake Mary, Florida for the design, development and testing of our storage enclosure and controller technologies.  Our current product family includes applications-driven storage platforms, RAID controllers, and storage management software.

Our Storage Solutions business has established a strong foundation and reputation for quality products, in addition to strong service and support for customers worldwide.  However, a number of significant challenges have resulted in our company reporting recurring net losses and prevented us from achieving net positive cash flows from operations.  These challenges included: (1) limited cash resources that has restricted our ability to fund certain sales, marketing and other initiatives, (2) key personnel issues, and (3) a downturn in the data storage industry and the economy in general.

Our Storage Solutions business is based on a strong technological foundation, and has been validated through awards of various major OEM contracts.  Additionally, given the significant growth potential of the SMB/SME (small-medium business / small-medium enterprise) segment of the data storage market, coupled with products that are tailored for this market space, we believe we are well positioned to achieve growth in this space.  We also believe that the most critical component necessary for the future success of our Storage Solutions business was our employment of an experienced and proven management team.  Since April 2004, when Todd Gresham was appointed our Chief Executive Officer and President, we have been successful in attracting a new executive management team with substantial experience and success in the data storage industry.  The team is implementing marketing, sales and product development strategies, resulting in a significant increase in our customer base and putting us in a position to capture an increased market share of the rapidly growing SMB/SME market.  As a result of these efforts, during the six months ended December 31, 2004, the first two full quarters following Mr. Greshams’s appointment, our Storage Solutions revenues increased by 42% compared to the first six months of 2004.  We are currently transitioning the company toward providing a more complete data storage solution, including adding new software applications and related functionality, and expanding our current sales channel development efforts.

Ongoing challenges include our ability to (1) obtain adequate funds to cover our working capital needs until we begin to generate positive cash flows; (2) provide existing major OEM customers with the resources and assistance necessary for them to accelerate sales volumes; (3) continue to design and develop innovative and competitive products; (4) anticipate changing trends in customer demand; (5) integrate value-added software into our hardware offerings which can be customized for customers; (6) identifying and developing key applications for departmental workgroups and SMB/SME’s across selected key vertical markets; and (7) effectively manage our contract manufacturers and control operating costs.

Historically, we have obtained the majority of our funds through equity and/or debt capital from Mr. Levy and other private investors.  As a result of the Stonehouse Disposition in November 2004, we received approximately $4.9 million in cash, net of transaction costs, of which $1.8 million was used to repay certain loans from Mr. Levy.  At December 31, 2004, our cash and cash equivalents amounted to $1.2 million and we had approximately $1.3 million of accounts receivables that were eligible to be factored.  We are currently exploring various alternatives for raising capital; however, we cannot project with any degree of certainty that such funds will be available on terms that are acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

Going-Concern

With respect to our consolidated financial statements, for the three years ended December 31, 2004, we have received a "going-concern" opinion from our auditors.  As more fully described in the notes to the consolidated financial statements, our recurring operating losses and our continued experience of negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. We have insufficient liquidity to fund our operating needs for the next twelve months.  A "going-concern" opinion indicates that although there is substantial doubt, the financial statements have been prepared on a going-concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Comparison of Years Ended December 31, 2004 and 2003

As a result of the Stonehouse Disposition, all historical results of operations for the three years ended December 31, 2004 for our former Telemanagement Solutions business have been aggregated and reclassified as discontinued operations.  Our continuing operations represents our Storage Solutions business.

For the year ended December 31, 2004, we reported a net loss of $9.8 million comprised of a $7.3 million loss from continuing operations and a $2.5 million loss from discontinued operations, including a $2.6 million non-cash charge for impairment of goodwill in connection with the Stonehouse Disposition.  For the year ended December 31, 2003, we reported a net loss of $6 million comprised of a $5.1 million loss from continuing operations and a $927,000 loss from discontinued operations.

We believe that a more appropriate measure of our underlying operating results excludes discontinued operations and non-cash and non-operational items, which management uses internally as a measure of the performance of our operations.  Income or loss before discontinued operations and non-cash and non-operational items should be considered in addition to, and not as an alternative for, or superior to, net income or loss or other measures of financial performance prepared in accordance with Generally Accepted Accounting Principles (GAAP). The following table presents a reconciliation of our loss from continuing operations before discontinued operations and non-cash and non-operational items to net loss (in thousands).

	Years Ended December 31,

	2004	2003

Sales	$10,286	$7,796
Cost of sales	7,201	5,866

Gross margin	3,085	1,930

Operating expenses:
Selling, general and administrative	6,366	3,571
Research and development	3,413	2,547

Total operating expenses	9,779	6,118

Loss from continuing operations before discontinued operations, non-cash and non-operational items	(6,694)	(4,188)

Discontinued operations, non-cash and non-operational items:
Discontinued operations (including impairment loss of $2,619 in 2004)	(2,526)	(927)
Interest expense	(995)	(713)
Depreciation	(194)	(113)
Other income (expense)	574	(47)

Total discontinued operations, non-cash and non- operational items	(3,141)	(1,800)

Net loss	$(9,835)	$(5,988)

Sales

The following table presents Storage Solutions Sales information (in thousands):

	Years Ended December 31,
	2004		2003

	$	%	$	%

Indirect sales	$8,716	85%	$5,361	69%
Direct sales and other	1,570	15%	2,435	31%

	$10,286	100%	$7,796	100%

Domestic	$6,654	65%	$4,571	59%
Foreign	3,632	35%	3,225	41

	$10,286	100%	$7,796	100%

Storage Solutions Sales for 2004 represents a 32% increase over 2003 and reflects a $1 million reduction in sales to one domestic indirect customer who has phased out of our product.  This reduction was more than offset by a $1.3 million increase to another domestic indirect customer.  The higher proportion of indirect sales during the past several years is a direct result of our strategy to market our products primarily to OEM’s, SI’s and VAR’s and to provide greater technological, marketing and sales support to those markets.

During 2004 sales to two indirect customers (Gateway, Inc. and NEC Corporation) represented 27% of our Storage Solutions Sales.  During 2003, sales to three indirect customers (NEC Corporation, Adaptec, Inc. and Pacific Electric Wire and Cable Co., Ltd) accounted for 44% of sales.  We anticipate increases in Storage Solution Sales in 2005 as a result of the efforts of our new management team in reaching agreements with new customers.

Cost of Sales / Gross Margins

Cost of sales for 2004 was $7.2 million, representing a gross margin of 30%, as compared to 2003 cost of sales of $5.9 million, producing gross margins of 25%.  The improved gross margins reflect more effective control of our direct materials cost.  Excluding reserves and inventory adjustments, gross margins amounted to 34% and 28% for 2004 and 2003, respectively.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.  Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Selling, General and Administrative Expenses (SG&A)

SG&A for 2004 increased by 78% to $6.4 million from $3.6 million in 2003.  The increase reflects significantly higher personnel and related costs in virtually every area of our operations in response to the higher sales levels anticipated in 2005.

Research and Development Costs (R&D)

R&D costs are expensed as incurred and increased by 34% to $3.4 million in 2004 from $2.5 million in 2003 primarily as a result of increased salaries and related costs, as well as prototype, design, testing and other similar costs attributable to our continuing product development efforts.

R&D costs may fluctuate considerably from time to time depending on a variety of factors.  These costs are incurred substantially in advance of related revenues and, in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive in our business.

Discontinued Operations, Non-Cash and Non-Operational Items

            Discontinued Operations

In connection with the Stonehouse Disposition, we recorded a $2.5 million loss from discontinued operations including a $2.6 million non-cash charge for impairment of goodwill.

             Interest Expense

Interest expense increased to $995,000 in 2004 from $713,000 in 2003, a 40% increase, which was attributable to higher average borrowings in 2004.  We anticipate a reduction in interest expense during 2005, accompanied by an increase in preferred stock dividends, as a result of the January 2005 satisfaction of $9.1 million in borrowings through the issuance of convertible preferred stock (see Note 18 to Consolidated Financial Statements).

            Depreciation

Depreciation increased to $194,000 in 2004 from $113,000 in 2003 as a result of purchases of fixed assets in 2004, primarily production equipment used in R&D.

            Other Income (Expense)

In 2004, we recognized Other Income of $574,000 primarily consisting of $566,000 of accrued and unpaid interest expense forgiven by Mr. Levy (see Notes 8 and 14 to Consolidated Financial Statements). In 2003, Other Income (Expense) was not significant.

Comparison of Years Ended December 31, 2003 and 2002

For the year ended December 31, 2003, we reported a net loss of $6 million comprised of a $5.1 million loss from continuing operations and a $927,000 loss from discontinued operations.  For the year ended December 31, 2002, we reported a net loss of $8 million comprised of a $7.8 million loss from continuing operations and a $206,000 loss from discontinued operations.  The following table presents a reconciliation of our loss from continuing operations before discontinued operations and non-cash and non-operational items to net loss (in thousands).

	Years Ended December 31,

	2003	2002

Sales	$7,796	$7,917
Cost of Sales	5,866	6,535

Gross margin	1,930	1,382

Operating expenses:
Selling, general and administrative	3,571	4,078
Research and development	2,547	2,771

Total operating expenses	6,118	6,849

Loss from continuing operations before discontinued operations, non-cash and non-operational items	(4,188)	(5,467)

Discontinued operations, non-cash and non-operational items:
Discontinued operations	(927)	(206)
Interest expense	(713)	(624)
Depreciation	(113)	(1,241)
Other expense	(47)	(446)

Total discontinued operations, non-cash and non-operational items	(1,800)	(2,517)

Net loss	$(5,988)	$(7,984)

Sales

The following table presents Storage Solutions Sales information (in thousands):

	Years Ended December 31,
	2003		2002

	$	%	$	%

Indirect sales	$5,361	69%	$5,102	64%
Direct sales and other	2,435	31%	2,815	36

	$7,796	100%	$7,917	100%

Domestic	$4,571	59%	$6,331	80%
Foreign	3,225	41%	1,586	20

	$7,796	100%	$7,917	100%

Storage Solutions Sales in 2003 reflected a $2.4 million reduction in sales to one domestic indirect customer, which was phasing out of our product.  This reduction was more than offset by an overall increase in other indirect sales, primarily to foreign customers, generally concentrated in Japan and China.  The higher proportion of indirect sales during the past several years is a direct result of our strategy to market our products primarily to OEM's, SI’s and VAR's, and to provide greater technological, marketing and sales support to those markets.

During 2003, sales to three indirect customers (NEC Corporation, Adaptec, Inc. and Pacific Electric Wire and Cable Co., Ltd) represented 44% of our Storage Solutions Sales.  During 2002, sales to two indirect customers (NEC Corporation and Adaptec, Inc.) accounted for 55% of sales.

Cost of Sales / Gross Margins

Cost of sales decreased to $5.9 million in 2003 from $6.5 million in 2002, representing gross margins of 25% and 17%, respectively. The improved gross margins reflected significantly lower material costs attributable to the commencement during the 2002 third quarter of (i) outsourcing the manufacturing of our products and (ii) shipments of our 4000 Series storage systems.  Positive gross margins were not achieved during the first half of 2002 primarily due to (i) the level of fixed costs inherent in our operations, coupled with lower revenues, and (ii) the price we paid for certain materials in connection with our 3000 Series storage systems prior to the commencement of our contract manufacturer agreement for our new 4000 Series.  As a result of outsourcing our production, we phased out our manufacturing facility in San Diego, California during the third quarter of 2002.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.  Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Selling, General and Administrative Expenses (SG&A)

SG&A decreased to $3.6 million in 2003 from $4.1 million in 2002, a 12% decrease, which was primarily the result of an overall reduction in personnel and related costs, as well as occupancy costs, attributable to the phase out of our manufacturing facility in connection with the manufacturing outsource contract, as well as our relocation to a smaller, more economical facility in December 2002.

Research and Development Costs (R&D)

R&D decreased to $2.6 million in 2003 from $2.8 million in 2002, a 8% decrease which was primarily the result of the completion of the development of our initial 4000 Fibre Channel and SCSI Series product line in 2002, partially offset by certain increased costs in connection with the development and testing of our new 4000 Series SATA family of products.  R&D costs are expensed as incurred.

R&D costs may fluctuate considerably from time to time depending on a variety of factors.  These costs are incurred substantially in advance of related revenues and, in certain situations, may not result in generating revenues.

Discontinued Operations, Non-Cash and Non-Operational Items

            Discontinued Operations

Our former Telemanagement Solutions subsidiary incurred a loss of $927,000 for 2003 as compared to a $206,000 loss for the seven months ended December 31, 2002 following our acquisition of Stonehouse.

             Interest Expense

Interest expense increased to $713,000 in 2003 from $624,000 in 2002, a 14% increase, which resulted from higher average borrowings from private investors.

            Depreciation

Depreciation expense decreased to $113,000 in 2003 from $1.2 million in 2002, reflecting the write off of certain abandoned fixed assets principally as a result of our relocation from San Diego to Carlsbad at the end of 2002.

             Other Income (Expense)

Other Income (Expense) in 2003 was not significant.  Other Expense for 2002 amounted to $446,000 as discussed in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have experienced substantial net losses of $9.8 million, $6 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively, as well as negative cash flows from continuing operations during those years.  In addition, we have negative working capital of $5.8 million as of December 31, 2004, which includes $9.1 million of current borrowings from Mr. Levy.   These matters, among others, raise substantial doubt about our ability to continue as a going-concern.

Effective January 13, 2005, we satisfied the $9.1 million of current borrowings from Mr. Levy through the issuance of a newly created Series M Convertible Preferred Stock with a stated value of $9.1 million (see Note 18 to Consolidated Financial Statements).  If this transaction had occurred on December 31, 2004, our shareholders’ deficit and working capital would have been a positive $2.6 million and $3.3 million, respectively.  Our only remaining borrowings consist of $3.65 million, including $3.3 million from Mr. Levy, maturing April 2006.

Effective November 13, 2004, we completed the Stonehouse Disposition, generating approximately $4.9 million in cash, net of transaction costs (see Note 2 to Consolidated Financial Statements).  In addition, we received a $626,000 twelve-month note receivable and a $453,000 thirty-six month note receivable from the purchaser.

On March 29, 2005, we agreed to sell the $626,000 twelve-month note to Mr. Levy for $626,000.  Mr. Levy paid $426,000 in cash on that date and agreed to remit the $200,000 balance, plus interest at 8% per annum, on April 29, 2005.

Beginning in the second quarter of 2004, we were successful in attracting a new executive management team with substantial experience and success in the data storage industry, headed by Todd Gresham as our Chief Executive Officer and President.  During the six months ended December 31, 2004, the first two full quarters following Mr. Gresham’s appointment, our revenues increased by 42% compared to the first six months of 2004.  In addition, comparable gross margins improved from 25% to 30%.

At December 31, 2004, our cash and cash equivalents amounted to $1.2 million.  We are actively exploring alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows.  However, there can be no assurances that such required additional funds will be available on terms acceptable to us, if at all, or that we will be able to generate positive cash flows from operating activities in the future.  We currently have insufficient liquidity to fund our operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Cash Flow Results

Our operating activities have historically produced net cash deficits.  In 2004, the primary source of cash to fund $9.4 million of net cash used in our continuing operations was provided by $5.1 million in net borrowings from Mr. Levy and $4.9 million net proceeds from the Stonehouse Disposition.  In 2003, the primary source of cash to fund $5.4 million of net cash used in continuing operations was provided by $5.5 million in net borrowings from private investors including $3.1 million from Mr. Levy.  In 2002, we borrowed $2.7 million from Mr. Levy and utilized $3.1 million of proceeds from the sale of marketable securities primarily to fund our loss from continuing operations (before depreciation, amortization and other non-cash items) of $3.2 million and $3 million of net repayments under our Storage Solutions revolving credit facility.

American Stock Exchange (AMEX)

On December 29, 2004, we received correspondence from AMEX regarding the potential delisting of our common stock from AMEX due to our failure to meet certain of AMEX’s continued listing standards related to mimium shareholders’ equity and losses from continuing operations.  On January 27, 2005, we submitted a plan and supporting documentation (the “Plan”) to AMEX to demonstrate our ability to regain compliance.  On February 25, 2005, AMEX notified us that it had accepted our Plan and granted us an extension through June 30, 2006 within which we must regain compliance, subject to periodic review by AMEX’s staff.  Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our stock being delisted.  We believe that we will be successful in regaining compliance, although there can be no assurance that we will remain listed on AMEX.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

		Payments Due by Period

		Less than	1 – 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$222	$--	$198	$24	$--
Capital leases	--	--	--	--	--
Estimated purchase obligations	926	926	--	--	--

Total	$1,148	$926	$198	$24	$--

Our estimated purchase obligations are based on outstanding purchase orders at December 31, 2004, and principally represent agreements to purchase goods that are enforceable, legally binding and for which the following terms are known: (i) the purchase price; (ii) the timing of the purchase, and (iii) the quantity of goods to be acquired.

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

In accordance with provisions of the AICPA (American Institute of Certified Public Accountants) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from license fees  are recognized when persuasive evidence of a sales arrangement exists, delivery and acceptance of the license fees have occurred, the price is fixed or determinable, and collectability is reasonably assured.  As transactions occur, we assess a number of factors including purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the credit worthiness of the customer, and current payment terms.  We generally recognize revenue when products are shipped, but may, based on management’s judgments and estimates, defer recognition until cash is received.

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

            Goodwill and Other Intangible Assets

We have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on impairment analysis prepared by an independent valuation firm in early 2005, our goodwill is not considered to be impaired as of January 1, 2005.

            Research and Development Costs

R&D costs associated with our Storage Solutions business are expensed as incurred.

Effects of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in 2005.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2004, we were not subject to market risk arising from increases to the prime rate since we did not have borrowings with interest rates based on the prime rate.

Item 8.   Financial Statements and Supplementary Data

FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of nStor Technologies, Inc. for the years ended December 31, 2004, 2003 and 2002 are filed as part of this Report on the page number so indicated and should be read in conjunction with the Consolidated Financial Statements of nStor Technologies, Inc.:

Schedule I – Condensed Financial Information of Registrant	59

Schedule II - Valuation and Qualifying Accounts	62

Schedules not listed above are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  nStor Technologies, Inc.

We have audited the accompanying consolidated balance sheets of nStor Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of nStor Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

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

/s/ Swenson Advisors, LLP
Swenson Advisors, LLP
Independent Registered Public Accounting Firm

San Diego, California
March 24, 2005

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,272	$--
Accounts receivable, net	1,805	482
Note receivable	626	--
Inventories	1,882	1,571
Prepaid expenses and other	295	295
Assets of discontinued operations	--	10,582

Total current assets	5,880	12,930

Property and equipment, net of $378 and $184 of accumulated depreciation	512	323
Goodwill, net of $807 of accumulated amortization	1,989	1,989
Note receivable	417	--

	$8,798	$15,242

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$9,100	$6,941
Other	78	561
Accounts payable and other	2,465	2,402
Liabilities of discontinued operations	--	2,077

Total current liabilities	11,643	11,981

Long-term debt	3,650	--

Total liabilities	15,293	11,981

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,097,838 and 165,067,838 shares issued and outstanding at December 31, 2004 and 2003, respectively	8,254	8,252
Additional paid-in capital	108,404	108,327
Deficit	(123,153)	(113,318)

Total shareholders’ (deficit) equity	(6,495)	3,261

	$8,798	$15,242

See Report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Sales	$10,286	$7,796	$7,917
Cost of sales	7,201	5,866	6,535

Gross margin	3,085	1,930	1,382

Operating expenses:
Selling, general and administrative	6,366	3,646	4,078
Research and development	3,413	2,547	2,771
Depreciation	194	113	1,241

Total operating expenses	9,973	6,306	8,090

Loss from operations	(6,888)	(4,376)	(6,708)

Interest expense	(995)	(713)	(624)
Other income (expense)	574	28	(446)

Loss from continuing operations	(7,309)	(5,061)	(7,778)

Loss from discontinued operations (including impairment loss of $2,619 in 2004)	(2,526)	(927)	(206)

Net loss	$(9,835)	$(5,988)	$(7,984)

Basic and diluted net loss per common share:
Loss from continuing operations	$(.04)	$(.03)	$(.06)
Loss from discontinued operations	(.02)	(.01)	--

	$(.06)	$(.04)	$(.06)

Weighted average number of common shares considered outstanding, basic and diluted	165,088,084	156,885,954	128,899,148

See Report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

						Deferred
						Stock	Additional
	Common Stock		Preferred Stock			Compen-	Paid-In

	Shares	Amount	Shares	Amount		sation	Capital	Deficit	Total

Balances, December 31, 2001	114,603,144	5,729	--	--		--	94,104	(99,346)	487

Issuance of common stock in connection with: Acquisition of 100% of the common stock of Stonehouse Technologies, Inc. (“Stonehouse”)	22,500,000	1,125					5,850		6,975

Payment of accrued dividends on Series D convertible preferred stock	446,776	23					116		139

Series L Convertible Preferred Stock: Issuance in connection with Stonehouse acquisition			1,000	--			1,403		1,403

Conversion to common stock upon shareholder approval	4,527,027	226	(1,000)				(226)		--

Fair value of option granted to customer							600		600

Net loss for the year ended December 31, 2002								(7,984)	(7,984)

Balances, December 31, 2002	142,076,947	7,103	--	--		--	101,847	(107,330)	1,620

Issuance of common stock in satisfaction of convertible notes and accrued interest	22,405,028	1,120					5,594		6,714

Deferred stock compensation, net of amortization							716		716

Exercise of stock options	585,863	14					85		99

Fair value of options and warrants granted		15					85		100

Net loss for the year ended December 31, 2003								(5,988)	(5,988)

Balances, December 31, 2003	165,067,838	8,252	--	--		--	108,327	(113,318)	3,261

Deferred stock compensation						(70)	70		--

Amortization of deferred stock compensation						70			70

Exercise of stock options	30,000	2					7		9

Net loss for the year ended December 31, 2004								(9,835)	(9,835)

Balances, December 31, 2004	165,097,838	$8,254	--	$--	$		$108,404	$(123,153)	$(6,495)

See Report of Independent Registered  Public Accounting Firm and accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations	$(7,309)	$(5,061)	$(7,778)
Loss from continuing operations
Adjustments to reconcile loss to net cash used in continuing operations:
Depreciation	194	113	1,241
Provision (reversal) for inventory reserve	175	190	(239)
Provision for uncollectable accounts	83	(30)	211
Stock-based compensation	70	75	--
Other income, net	(562)	(14)	(1,483)
Proceeds from the sale of marketable securities	--	--	3,132
Realized losses on marketable securities	--	--	1,123
Fair value of option granted to customer	--	--	600
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in accounts receivable	(1,406)	(492)	1,754
Increase in notes receivable	(1,043)	--	--
(Increase) decrease in inventories	(486)	(682)	524
(Increase) decrease in prepaid expenses and other assets	--	(152)	79
Increase (decrease) in accounts payable and other liabilities	909	625	400

NET CASH USED IN CONTINUING OPERATIONS	(9,375)	(5,428)	(436)

Discontinued Operations
Loss from discontinued operations	(2,526)	(927)	(206)
Adjustments to reconcile loss to net cash used in discontinued operations:
Impairment of goodwill	2,619	--	--
Depreciation and amortization	369	402	231
Amortization of capitalized software development costs	114	76	--
Stock-based compensation and other	(66)	716	205
Changes in assets and liabilities:
(Increase) decrease in receivables	(517)	85	644
Decrease in prepaid expenses and other assets	17	8	12
Decrease in deferred revenue, accounts payable and other liabilities	(282)	(119)	(602)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(272)	241	284

NET CASH USED IN OPERATING ACTIVITIES	(9,647)	(5,187)	(152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Continuing Operations
Proceeds from disposal of Stonehouse, net of transaction costs	5,977	--	--
Additions to property and equipment, net	(383)	(201)	(171)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	5,594	(201)	(171)

Discontinued Operations
Additions to property and equipment, net	(20)	(86)	3
Capitalized software development costs	--	(350)	(300)
Cash acquired in acquisition	--	--	298

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(20)	(436)	1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$5,574	$(637)	$(170)

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(concluded)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Continuing Operations
Repayments net of proceeds on revolving credit facilities	$--	$--	$(2,991)
Additions to affiliate and other borrowings	6,894	7,576	2,815
Repayments on affiliate and other borrowings	(1,850)	(2,053)	(67)
Proceeds from the exercise of stock options	9	99	--

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	5,053	5,622	(243)

Discontinued Operations
Proceeds from revolving credit facility	105	135	--
Proceeds from the exercise of stock options	9	--	--

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	114	135	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,167	5,757	(243)

Net cash provided by (used in) continuing and discontinued operations	1,094	(67)	(565)
Net cash used in (provided by) discontinued operations	178	60	(285)

Net increase (decrease) in cash and cash equivalents for continuing operations during the period	1,272	(7)	(850)
Cash and cash equivalents for continuing operations at the beginning of the period	--	7	857

Cash and cash equivalents for continuing operations at the end of the period	$1,272	$--	$7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$227	$231	$283

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

NON-CASH INVESTING ACTIVITIES:
Discontinued Operations
Acquisition:
Fair value of assets acquired	$--	$--	$11,081
Liabilities assumed or incurred	--	--	(3,001)
Common and preferred stock issued	--	--	(8,378)

Cash acquired	$--	$--	$(298)

NON-CASH FINANCING ACTIVITIES:

Issuance of common and convertible preferred stock in satisfaction of borrowings, accrued dividends and accrued interest	$--	$6,714	$139

Increase in borrowings resulting from adding accrued interest and other to outstanding principal	$286	$695	$--

See Report of Independent Registered  Public Accounting Firm and accompanying notes to consolidated financial statements.

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

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, the Company has experienced substantial net losses for the years ended December 31, 2004, 2003 and 2002 of $9.8 million, $6 million and $8 million, respectively, as well as negative cash flows from operations during those years.  The 2004 loss included a $2.6 million non-cash charge for impairment of goodwill in connection with the sale of Stonehouse Technologies, Inc. (“Stonehouse”) in November 2004 (see below). In addition, the Company had negative working capital of $5.8 million as of December 31, 2004, which reflected $9.1 million of current borrowings from H. Irwin Levy, the Company’s Chairman of the Board and a significant shareholder, or companies controlled by Mr. Levy (collectively “Mr. Levy”).  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Effective January 13, 2005, the Company satisfied the  $9.1 million of current borrowings from Mr. Levy through the issuance of a newly created Series M Convertible Preferred Stock with a stated value of $9.1 million (see Note 19 to Consolidated Financial Statements).  If this transaction had occurred on December 31, 2004, the Company’s shareholders’ deficit and working capital would have been a positive $2.6 million and $3.3 million, respectively.  The Company’s only remaining borrowings consist of $3.65 million, including $3.3 million from Mr. Levy, maturing April 2006.

Effective November 13, 2004, the Company sold all of the capital stock it owned in Stonehouse, its telemanagement solutions subsidiary (the “Stonehouse Disposition”).  The Stonehouse Disposition generated approximately $4.9 million in cash, net of transaction costs (see Note 2 to Consolidated Financial Statements).  In addition, the Company received a $626,000 twelve-month note receivable and a $453,000 thirty-six month note receivable from the purchaser.

Beginning in the second quarter of 2004, the Company employed a new executive management team with substantial experience in the data storage industry.  During the six months ended December 31, 2004, the Company’s revenues increased by 42% compared to the first six months of 2004.  In addition, comparable gross margins improved from 25% to 30%.

At December 31, 2004, our cash and cash equivalents amounted to $1.2 million.  The Company is currently exploring alternatives for raising additional debt or equity capital to finance its short-term and long-term plans as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows.  However, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.  The Company has insufficient liquidity to fund its operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

BUSINESS

The Company, through its wholly-owned subsidiary nStor Corporation, Inc., delivers storage solutions that secure and protect critical information.  Serving both OEM  (Original Equipment Manufacturer) and SI (solution integrator) customers, the Company provides innovative technology solutions encompassing storage hardware, software, services and applications, designed to help businesses solve some of their greatest challenges.  The Company is a supplier of flexible, high-performance and intelligent data storage solutions (Storage Solutions) with a product family that includes application-driven storage platforms, Redundant Array of Independent Disks (RAID) controllers, storage management software and services.

The Company operated in a second business segment, Telemanagement Solutions, until the Stonehouse Disposition in November 2004 (see Note 2 to the Consolidated Financial Statements).  Stonehouse is a provider of telecommunications software and services solutions that help large enterprises manage their communications expenses, assets and processes.  These solutions include a suite of modular applications and consulting services, which allow enterprises to manage voice, data and wireless services by providing a systematic approach to automate order processing, monitor expenses, manage vendor invoices, track asset inventory and allocate costs.

As a result of the Stonehouse Disposition, all historical financial information for the Company’s former Telemanagement Solutions business has been reclassified as discontinued operations in the accompanying Consolidated Financial Statements.  Accordingly, Storage Solutions activities are synonymous with continuing operations, and Telemanagement Solutions activities are synonymous with discontinued operations in the accompanying Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investment instruments with original maturities, when purchased, of three months or less.

MARKETABLE SECURITIES

At December 31, 2001, the Company held marketable securities which in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", were classified as trading securities and reported at fair value ($4.3 million on that date).  During 2002, the Company sold the marketable securities and recognized a $1.1 million loss.

INVENTORIES

Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost or market, with cost being determined based on the first-in, first-out (FIFO) method.  Reserves are recorded as necessary to reduce obsolete inventory to estimated net realizable value (see Note 4 to Consolidated Financial Statements).

REVENUE RECOGNITION

In accordance with provisions of the AICPA (American Institute of Certified Public Accountants) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from license fees and computer software sales have been recognized when persuasive evidence of a sales arrangement existed, delivery and acceptance of the license fees and software had occurred, the price was fixed or determinable, and collectability was reasonably assured.  As transactions occur, the Company assesses a number of factors including purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the credit worthiness of the customer, and current payment terms.  The Company generally recognizes revenue when products are shipped, but may, based on management’s judgments and estimates, defer recognition until cash is received.

            Storage Solutions

Revenue from the sale of products is recognized as of the date shipments are made to customers, net of an allowance for returns.

Effective November 15, 2004, the Company entered into a License Agreement with Ario Data Networks, Inc. (“Ario”) to deliver certain intellectual property and provide engineering support services in exchange for license fees, service fees and future royalty payments.  In accordance with SOP 97-2, the Company recognized $375,000 in license fee revenue from Ario as of December 31, 2004.

            Telemanagement Solutions

Consulting revenues were recognized when services were performed.  Revenues on long-term development contracts were deferred at the time of sale and using the percentage-of-completion method were recognized based upon hours incurred as a percentage of estimated total hours.  Maintenance revenues for customer support and product updates were deferred at the time of sale and were included in income on a straight-line basis over the term of the maintenance agreement, generally for one year.

INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

In accordance with the provisions of FASB (Financial Accounting Standards Board) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The following disclosures are made with respect to the Company’s product warranties, guarantees and various indemnification arrangements.

The Company’s standard warranty for its Storage Solutions business is a three-year return-to-factory hardware warranty  and a 90-day software warranty.  During 2004, the Company recorded $235,000 in warranty reserves.  There can be no assurance that future warranty claims will not have a material adverse effect on the Company’s future financial condition and operating results.

In November 2003, nStor Technologies, Inc. became the guarantor for its Storage Solutions subsidiary indebtedness under an Accounts Receivable Purchase Agreement (see Note 7 to Consolidated Financial Statements).  Under FIN 45, a parent’s guarantee of its subsidiary debt to a third party does not require recognition as a liability.  Under the Purchase Agreement, the Company is obligated to repay the financial institution for the unpaid balance of any purchased receivables not paid within 90 days.  Substantially all of the purchased receivables as of December 31, 2004 were subsequently collected in early 2005.

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

LONG-LIVED ASSETS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

Assets”, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  See Note 2 to Consolidated Financial Statements for discussion regarding a $2.6 million impairment charge in connection with the Stonehouse Disposition.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided under the straight-line method over the estimated useful lives, ranging from three to five years.

GOODWILL

Goodwill represents the excess cost of an acquired business over the fair value of net assets acquired (see Notes 3 and 4 to Consolidated Financial Statements) and is carried at cost.  As a result of the Company adopting SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company discontinued amortization of goodwill effective January 1, 2002.  Prior to the Company’s adoption of SFAS No. 142, the Company amortized goodwill under the straight-line method over seven years.  Unamortized goodwill amounted to $2 million at December 31, 2004.  As of December 31, 2003, unamortized goodwill amounted to $8.5 million, of which $6.5 million was attributable to the Company’s June 2002 acquisition of Stonehouse and is included with Assets of Discontinued Operations in the accompanying Consolidated Financial Statements (see Notes 2 and 3 to Consolidated Financial Statements).

Management periodically reviews goodwill to determine if an impairment has occurred. Among various considerations, this process includes evaluating recoverability based upon cash flow forecasts.  The Company recorded a $2.6 million impairment of goodwill during 2004 in connection with the Stonehouse Disposition.

RESEARCH AND DEVELOPMENT COSTS (“R&D”)

            Storage Solutions

R&D costs associated with our Storage Solutions business are expensed as incurred.

            Telemanagement Solutions

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, R&D costs associated with the creation of a software product were expensed as incurred until technological feasibility was established.  Thereafter, software production costs were capitalized until the product was available for general release to customers.  Capitalized software costs were amortized over the greater of (a) the straight-line method over the remaining estimated economic life of the product or (b) the ratio that current gross revenues for the product bore to the total current and anticipated future gross revenues for that product.  Amortization began when the product was available for general release to customers.  Other R&D costs were expensed as incurred.  See note 2 to Consolidated Financial Statements for discussion regarding Stonehouse Disposition.

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

NET LOSS PER COMMON SHARE (“EPS”)

Basic EPS is calculated by dividing the net loss by the weighted average number of common shares considered outstanding for the period, without consideration for common stock equivalents.  Diluted EPS includes the effect of potentially dilutive securities.  For all periods presented, the effect of including dilutive securities would have been antidilutive.  Accordingly, basic and diluted EPS for all periods presented are the same.

As of December 31, 2004 and 2003, outstanding common stock equivalents included the following, respectively: 25,337,635 and 7,230,719 shares underlying stock options; and (ii) 125,000 and 1,687,500 shares underlying warrants. Effective January 11, 2002, in connection with an equity investment in the Company by Halco Investment L.C., (“Halco”), a company controlled by Maurice Halperin, the Company’s former Chairman of the Board until his death in April 2003, and a principal stockholder (“Halco Investment”), an aggregate of 76,884,122 new common shares, (the “New Common Shares”) were issued pursuant to shareholder approval of the Halco Investment.  The Halco Investment was completed on November 20, 2001, subject to shareholder approval; accordingly, the calculation of basic and diluted EPS for the year ended December 31, 2002 assumes that the New Common Shares were issued as of November 20, 2001.

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

The Company granted options to purchase 24,236,832 shares and 1,920,000 shares during the years ended December 31, 2004 and 2003, respectively.  SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for stock options granted had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk free interest rates	1.0% - 3.6%	1.3% - 3.5%	2.7% - 4.5%
Expected lives	1 month – 5 yrs	1 month – 5 yrs	5 yrs
Expected volatility	78% - 91%	80% - 90%	87% - 95%
Expected dividend yield	0%	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Year Ended December 31,

	2004	2003	2002

Net loss:
As reported	$(9,835)	$(5,988)	$(7,984)
Add total stock-based employee compensation expense using the fair value method	(805)	(498)	(454)

Pro forma	$(10,640)	$(6,486)	$(8,438)

Basic and diluted net loss per common share:
As reported	$(.06)	$(.04)	$(.06)

Pro forma	$(.06)	$(.04)	$(.07)

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

FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003.

The carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, current notes receivable, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of the Company’s long-term note receivable is discounted based on the Company’s incremental borrowing rate.  The fair value of the Company's borrowings (current and long-term) is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  The carrying value approximates their fair value.

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

RECLASSIFICATIONS

Certain prior years’ amounts have been reclassified to conform to the current year’s presentations.  These reclassifications had no impact on operating results previously reported.  The assets and liabilities of our Telemanagement Solutions business have been aggregated and reported as Assets or Liabilities of Discontinued Operations and the results of operations for the three years ended December 31, 2004 have been aggregated and reported as Loss from Discontinued Operations.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, established rules for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  The Company had no comprehensive income (loss) for all periods presented.

RECENT AUTHORITATIVE PRONOUNCEMENTS

SFAS No. 123(R). - On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative.

The Company expects to adopt SFAS No. 123(R) effective July 1, 2005, the latest date on which it must be adopted, using the modified-prospective method whereby compensation cost will be recognized beginning July 1, 2005 based on the requirements of SFAS No. 123(R) for all (i) share-based payments granted after that date, and (ii) awards granted to employees prior to July 1, 2005 that remain unvested on that date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as prescribed by APB No. 25, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s financial position. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under Stock-Based Compensation in Note 1 to the Consolidated Financial Statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts would be in the future.

SFAS No. 153. On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29,” which is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

SFAS No. 151. On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB (Accounting Research Bulletin) No. 43, Chapter 4” which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as unallocated overhead, be recognized as current period charges. The Company does not expect SFAS No. 151 to significantly affect the Company’s financial condition or results of operations.

EITF Issue 04-8. In September 2004, the EITF (Emerging Issues Task Force) reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted earnings per share. The guidance is effective for all periods ending after December 15, 2004. The Company’s adoption of EITF 04-8 did not have an impact on the Company’s loss per share calculation for 2004 and is not expected to have a material impact in the future.

FSP 129-1. On April 9, 2004, the FASB issued FASB Staff Position (FSP) SFAS No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure Relating to Contingently Convertible Securities”.  FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible and is effective April 2004.  The Company’s adoption of FSP 129-1 in April 2004 did not have a material effect on the Company’s financial position or results of operations.

EITF 03-6. In March 2004, the EITF finalized its consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share”.  EITF 03-06 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist.  EITF 03-06 is effective for reporting periods beginning after March 31, 2004.  The Company’s adoption of EITF 03-06 in April 2004 did not have an impact on the Company’s loss per share calculations.

(2) DISCONTINUED OPERATIONS

Effective November 13, 2004, the Company sold its 93% ownership in the capital stock of Stonehouse to Palo Alto Acquisition Corporation, a wholly-owned subsidiary of Symphony Service Corp.  The aggregate sales price to the Company was $6.7 million, including $5.6 million in cash, a $626,000 twelve-month note and a $453,000 thirty-six month note, both bearing interest at five percent per annum, payable at maturity (see Note 18 to Consolidated Financial Statements).

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”,  the Company has aggregated assets and liabilities of Stonehouse and reported those balances as Assets or Liabilities of Discontinued Operations in the accompanying Consolidated Balance Sheet as of December 31, 2003, and the results of operations for Stonehouse for the three years ended December 31, 2004 have been aggregated and presented as Loss from Discontinued Operations in the Consolidated Statements of Operations, including a $2.6 million charge for impairment of goodwill based on the excess of the Company’s basis in Stonehouse ($8.6 million) over the net sales proceeds to the Company ($6.7 million), plus $706,000 in transaction costs.

Presented below are Assets and Liabilities of Discontinued Operations as of December 31, 2003 (in thousands):

Cash	$226
Accounts receivable, net	832
Prepaid expenses and other	137
Property and equipment, net	120
Goodwill and other intangible assets	9,267

Assets of discontinued operations	$10,582

Bank line of credit	$335
Deferred revenue	1,178
Accounts payable and accrued expenses	564

Liabilities of discontinued operations	$2,077

The results of operations for Stonehouse for the three years ended December 31, 2004 included in Loss from Discontinued Operations is as follows (in thousands):

	2004 (a)	2003	2002 (b)

Sales	$6,164	$4,806	$2,873
Cost of sales	3,775	2,314	1,357

Gross margin	2,389	2,492	1,516

Operating expenses	2,336	3,406	1,717

Income (loss) from operations	53	(914)	(201)
Other	68	--	--
Interest expense	(28)	(13)	(5)
Impairment of goodwill	(2,619)	--	--

Loss from discontinued operations	$(2,526)	$(927)	$(206)

_______

(a)	Consists of operating results from January 1, 2004 through November 13, 2004, the effective date of the Stonehouse Disposition.
(b)	Consists of operating results for the seven months following the acquisition of Stonehouse (see Note 3 to Consolidated Financial Statements).

(3) ACQUISITION

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

See Note 2 to Consolidated Financial Statements for a discussion of the subsequent Stonehouse Disposition in November 2004.

            Accounting for the Acquisition

The Acquisition was accounted for under the purchase method of accounting with assets acquired and liabilities assumed recorded at estimated fair values as of the Acquisition date in accordance with SFAS No. 141, “Business Combinations”, and the results of Stonehouse’s operations included in the Company’s consolidated financial statements from the Acquisition date.  Based on a valuation analysis completed by an independent valuation firm, the allocation of the purchase price included intangible assets with an aggregate fair value of $2.8 million and goodwill of $6.5 million.  Intangible assets with finite useful lives were identified as follows: (i) customer relationships (approximately $2 million); (ii) software ($531,000); and (iii) non-compete agreement ($224,000), with corresponding useful lives of ten, five, and four years, respectively. The excess of the purchase price over the fair value of net assets acquired (goodwill) was subject to an annual review for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

The following unaudited pro forma results of operations assume the Acquisition occurred at the beginning of the year ended December 31, 2002 (in thousands, except per share data):

	2002

	Historical (a)	Pro Forma Combined

Sales	$10,790	$13,604

Net loss	$(7,984)	$(8,004)

Basic and diluted net loss per common share	$(.06)	$(.06)

Weighted average number of common shares considered outstanding, basic and diluted	128,899	142,050

_______

(a)	Historical amounts include Stonehouse’s results of operations for the seven months ended December 31, 2002.

The following table shows the amount assigned to each of Stonehouse’s major assets and liabilities at the date of Acquisition (in thousands):

ASSETS
Cash	$298
Accounts receivable	1,618
Prepaid expenses	101

Total current assets	2,017

Property and equipment	89
Goodwill	6,473
Other intangible assets	2,800

$11,379

LIABILITIES
Bank line of credit	$200
Accounts payable and other liabilities	556
Deferred revenue	1,704

Total current liabilities	2,460

Purchase price	8,919

$11,379

(4) BALANCE SHEET COMPONENTS (in thousands)

	December 31,

	2004	2003

Accounts Receivable
Trade receivables	$1,875	$566
Less allowance for doubtful accounts	(70)	(84)

	$1,805	$482

Inventories
Raw materials	$960	$419
Finished goods	671	1,134
Work-in-progress	251	18

	$1,882	$1,571

Property and Equipment
Computer equipment	$662	$378
Furniture, fixtures and office equipment	228	129

	890	507
Less accumulated depreciation	(378)	(184)

	$512	$323

As of December 31, 2004, substantially all the Company’s assets were pledged as collateral for indebtedness (see Note 7 to Consolidated Financial Statements).

	December 31,

	2004	2003

Accounts Payable and Other
Accounts payable	$1,223	$1,645
Accrued expenses and other current liabilities	1,242	757

	$2,465	$2,402

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Continuing Operations

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment.  Accordingly, there was no goodwill amortization recognized during the three years ended December 31, 2004.

The Company engaged an independent valuation firm to prepare an impairment analysis of the Company’s goodwill.  Based on this analysis and management’s review of all critical factors, the Company’s goodwill is not considered to be impaired as of January 1, 2005.  As of December 31, 2004, the carrying amount of the Company’s goodwill was $2 million.

Discontinued Operations

Goodwill and other intangible assets attributable to our Telemanagement Solutions Business is summarized as follows (in thousands):

	Goodwill	Other Intangible Assets	Capitalized Software Development Costs	Total

Balances at December 31, 2003	$6,474	$2,219	$574	$9,267
Amortization	--	(319)	(113)	(432)
Impairment of goodwill	(2,619)	--	--	(2,619)
Stonehouse Disposition on November 13, 2004	(3,855)	(1,900)	(461)	(6,216)

Balances at December 31, 2004	$--	$--	$--	$--

Amortization of Other Intangible Assets was $367,000 and $214,000 for the years ended December 31, 2003 and 2002, respectively.  Amortization of Capitalized Software Development Costs was $76,000 for the year ended December 31, 2003.  There was no amortization of Capitalized Software Development Costs for the year ended December 31, 2002.

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

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to loss before income taxes follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Amount computed at federal statutory rate of 34%	$(3,344)	$(2,036)	$(2,698)
Gain on sale of subsidiary	2,940	--	--
Losses for which no current benefits are available	400	1,725	2,403
Stock-based compensation	--	269	--
Non-deductible amortization of intangible assets and other expenses	142	109	91
Exercise or disqualifying disposition of non-qualified and incentive stock options	(138)	(67)	--
Fair value of option granted to customer	--	--	204

Provision for income taxes	$--	$--	$--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$25,804	$25,786
Research and development credit carryforwards	1,328	1,474
Depreciation and amortization	736	874
Alternative minimum tax carryforwards	770	770
Short-term capital loss carryforwards	--	687
Inventory, warranty and other reserves	166	375

Net deferred tax assets	28,804	29,966
Less valuation allowance	(28,804)	(29,966)

Deferred taxes	$--	$--

At December 31, 2004 and 2003, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the net operating loss carryforwards will not be realized based on recent operating results.

As of December 31, 2004, there were unused net operating loss carryforwards (the “NOL's”) for regular federal tax purposes of approximately $75.9 million and approximately $18.7 million for California tax purposes, expiring from 2006 through 2024 and 2005 through 2014, respectively.  In addition, the Company has research and development tax credit carryforwards of approximately $1.3 million expiring from 2005 through 2024 and, in conjunction with the Alternative Minimum Tax (“AMT”) rules, the Company has available AMT credit carryforwards of approximately $770,000, which may be used indefinitely to reduce regular federal income taxes.

Under Internal Revenue Code Section 382, in connection with a 1999 acquisition, the usage of approximately $8 million of federal NOL’s and approximately $2 million of California NOL’s is limited annually to approximately $400,000.  The usage of certain tax credit carryforwards is also subject to limitation.  In addition, in connection with the Stonehouse Disposition, the usage of approximately $3.8 million of federal NOL’s that were attributable to Stonehouse are no longer available to the Company.

(7) BORROWINGS

Continuing Operations

The Company's borrowings consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Current:
Affiliate - Notes payable to Mr. Levy, interest principally at 8% per annum, payable at maturity on January, 15, 2005 (a)	$9,100	$6,941

Other	78	561

	$9,178	$7,502

Long-Term:
Affiliate – Notes payable to Mr. Levy, interest principally at 6% per annum, payable monthly, maturing April 15, 2006 (the “Hilcoast Note”) (a)	$3,325	$--
Other – Notes payable, interest at 8% per annum, payable monthly, maturing April 15, 2006 (b)	325	--

	$3,650	$--

a) Mr. Levy

The following table presents the transactions that occurred during 2004 and 2003 regarding borrowings from Mr. Levy (in thousands):

	2004	2003

Balance at beginning of year	$6,941	$3,398
Advances	6,894	4,551
Repayments	(1,810)	(1,432)
Conversion to common stock	--	(200)
In connection with extensions of maturity dates:
Accrued interest added to loans	240	624
Accrued business expenses incurred since October 2000 added to loan	46	--
Notes payable extended to April 2006 and classified as long-term	(3,325)	--
Note purchased from unrelated third party	118	--
Other	(4)	--

Balance at end of year	$9,100	$6,941

Effective January 13, 2005, the $9.1 million of current borrowings from Mr. Levy was satisfied through the issuance of the Company’s newly created Series M Convertible Preferred Stock (see Note 21 to Consolidated Financial Statements).

Included in borrowings from Mr. Levy at December 31, 2004 is a $175,000 note, due April 15, 2006, as extended, which is convertible at Mr. Levy’s option into nStor common stock at a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).

Advances of $1.8 million made by Mr. Levy during 2003 and 2004 were collateralized by 5,000,000 shares of the Company’s ownership interest in Stonehouse common stock pursuant to a Stock Pledge Agreement dated October 23, 2003.  This collateral was released in connection with the Stonehouse Disposition.

In September 2003, Mr. Levy converted a $200,000 convertible note, plus approximately $10,000 in accrued interest, into 723,313 shares of newly issued common stock based on the contractual conversion price of $.29 per share.

In connection with the extension of the Hilcoast Note, effective October 31, 2004, $184,000 of accrued and unpaid interest and $46,000 of unreimbursed business expenses were added to the outstanding balance, bringing the outstanding balance to $3.15 million.  The Hilcoast Note was extended to April 15, 2006 and the interest rate was reduced from 8% per annum to 6% per annum effective August 1, 2004.

No interest was paid to Mr. Levy in cash during the three years ended December 31, 2004.  Effective December 31, 2004, Mr. Levy forgave $566,000 of accrued interest.  This amount is included in Other Income in the 2004 Consolidated Statement of Operations.

In connection with the Company’s outsource manufacturing contract, in 2002 Mr. Levy provided collateral for a bank to issue a $1 million letter of credit (“LC”) for the benefit of the contractor, subsequently reduced to $500,000, effective April 15, 2003.  The Company bore the cost of all fees in connection with the LC and agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC.  No amounts had been drawn on the LC when it expired September 24, 2004.

b) Other

             Private Investors

At December 31, 2004 and 2003, Bernard Marden, a shareholder who beneficially owns in excess of 10% of the Company’s common stock or a trust controlled by Mr. Marden (collectively “Mr. Marden”) and another private investor, were the holders of convertible notes totaling $325,000, which are convertible at the holders’ request into the Company’s common stock based on a conversion price of $.80 per share (the average of the high and low sales prices for the Company’s common stock two days following the issuance of a specified public announcement).  At maturity on September 30, 2004, the notes were extended to April 15, 2006.

At December 31, 2002, Mr. Marden was the holder of a $450,000, 8% promissory note, which was payable March 15, 2003, was convertible at Mr. Marden's request at any time prior to maturity into shares of the Company’s common stock based on a conversion price of $.40 per share, and which was collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary.  In January and February 2003, Mr. Marden advanced the Company an additional $700,000 under an 8% convertible promissory note which was convertible at Mr. Marden's option at any time prior to maturity into shares of (i) nStor common stock based on a conversion price of $.29 per share (the closing market price on the date of the note) or (ii) Stonehouse common stock based on a conversion price of $.5625 per share.  During March and April 2003, Mr. Marden loaned the Company an additional $1.5 million, and together with the aforementioned $1.2 million in existing notes (including approximately $50,000 in accrued interest) (collectively, the "Marden Notes"), aggregating $2.7 million, agreed to new notes with the following terms: (i) interest at 8% per annum, payable quarterly, (ii) convertible at any time prior to maturity on April 1, 2004 into shares of nStor common stock based on a conversion price of $.30 per share; and (iii) collateralized principally by nStor's ownership interest in Stonehouse and the intellectual property and other intangible assets of the Company’s Storage Solutions business.  The closing market price of nStor common stock on March 14, 2003, the date of Mr. Marden’s loan commitment, was $.26.

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

            Factored Receivables

In November 2003, the Company entered into a one-year Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its Storage Solutions accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The remaining 20% of eligible receivables is remitted to the Company, less applicable fees, upon collection of the invoice in full.  The Agreement is collateralized by substantially all of the assets of the Company’s Storage Solutions subsidiary and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days.  This Agreement which matures on September 30, 2005, as extended, replaced a similar arrangement in effect since August 2002 with another financial institution, for a $750,000 line of credit with monthly fees of 2.1%.  At December 31, 2004, the unpaid balance of Purchased Receivables amounted to approximately $355,000.

            Halco Note

At December 31, 2002, Halco was the holder of a $3.1 million 8% convertible promissory note which was convertible at the Company’s option at any time prior to maturity on November 20, 2006 at a per share conversion price equal to 85% of the closing bid price of the Company’s common stock on the trading day immediately prior to the date of conversion.  The Halco Note was convertible at the holder’s option at any time after May 31, 2003 and prior to maturity at a per share conversion price equal to 110% of the closing bid price of the Company’s common stock on the trading day immediately prior to the date of conversion.  Effective March 28, 2003, Halco converted the Halco Note, plus approximately $205,000 of accrued interest, into 11,015,048 newly issued shares of common stock based upon a conversion price of $.30 per share.  The closing market price of nStor common stock on March 27, 2003 was $.27 per share.  No interest was paid to Halco in 2003.  During 2002, the Company paid $131,000 in interest to Halco.

Discontinued Operations

In July 2003, Stonehouse entered into an asset-based revolving line of credit with a financial institution (the “Credit Facility”), which provided for Stonehouse to borrow up to $500,000 based on specified percentages of eligible receivables.  The Credit Facility had an outstanding principal balance of $335,000 at December 31, 2003 (included in Liabilities of Discontinued Operations), bore interest at Prime + 1.75% per annum with a 6.5% floor, was collateralized by all of Stonehouse’s assets, and was scheduled to mature on July 11, 2005, but was payable on demand.  The Credit Facility replaced a line of credit with similar terms with another financial institution.

(8) OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

	2004	2003	2002

Forgiveness of accrued and unpaid interest due to Mr. Levy	$566	$--	$--
Realized losses on marketable securities (a)			(1,123)
Reduction in carrying value of liabilities to reflect the net amount due	--	--	940
Fair value of option granted to customer (b)	--	--	(600)
Negotiated discounts with vendors	--	28	445
Write-off of assets related to abandoned facilities	--	--	(64)
Other	8	--	(44)

	$574	$28	$(446)

______

(a)	See Note 1 to Consolidated Financial Statements, Marketable Securities.
(b)

Effective March 1, 2002, the Company granted an option to a customer to purchase up to thirty million shares of the Company’s common stock for a purchase price of $.40 per share, expiring on November 30, 2002. The option was valued at $600,000 as of the date of grant based on the Black-Scholes option-pricing model and other provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, and related EITF guidance.  The option expired unexercised on November 30, 2002.

(9) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Prior to the Acquisition in June 2002, the Company operated predominantly in one business segment, Storage Solutions.  Customers of the Storage Solutions segment include OEM’s, SI’s (Solutions Integrators), VAR’s (Value Added Resellers) and end users.

Following the Acquisition and until the Stonehouse Disposition in November 2004, the Company operated in a second business segment, Telemanagement Solutions.  Stonehouse offers telemanagement solutions targeted to large corporations, educational institutions, state governments and other large public, private and hybrid communications networks.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the year ended December 31, 2004, sales to two customers (Gateway, Inc. and NEC Corporation) accounted for 16% and 11%, respectively, of the Company’s Storage Solutions and sales to three customers accounted for 14%, 14% and 11% of Telemanagement Solutions sales.  During the year ended December 31, 2003, sales to three customers (NEC Corporation, Adaptec, Inc. and Pacific Electric Wire and Cable Co., Ltd.) accounted for 18%, 15% and 11%, respectively, of the Company’s Storage Solutions sales and sales to a single customer accounted for 20% of Telemanagement Solutions sales.  During the year ended December 31, 2002, sales to two customers (Adaptec, Inc. and NEC Corporation) accounted for 42% and 13%, respectively, of the Company’s Storage Solutions sales and sales to a single customer accounted for 29% of Telemanagement Solutions sales.

During 2004, 2003 and 2002, Storage Solutions sales to geographic areas other than the United States aggregated 35%, 41% and 20%, respectively, of the Company’s Storage Solutions sales, principally in the Pacific Rim.

Presented below is selected financial information for the two segments in which the Company has operated (in thousands). The Storage Solutions segment includes all corporate revenues and expenses except those specifically attributable to the Telemanagement Solutions segment.

	2004		2003

Continuing Operations (Storage Solutions):
Total assets	$8,798		$4,660
Revenues	$10,286		$7,796
Gross margin	$3,085		$1,931
Net loss	$(7,309)		$(5,061	)(c)

Discontinued Operations (Telemanagement Solutions) (a):
Total assets	$--		$10,582
Revenues	$6,164		$4,806
Gross margin	$2,390		$2,491
Net loss	$(2,526	)(b)	$(927	)(c)

Totals:
Total assets	$8,798		$15,242
Revenues	$16,450		$12,602
Gross margin	$5,475		$4,422
Net loss	$(9,835)		$(5,988	)(c)

_______

(a)	Includes operating results through November 13, 2004, the effective date of the Stonehouse Disposition.
(b)	Includes $2.6 million non-cash charge for impairment of goodwill in connection with the Stonehouse Disposition.
(c)	Includes non-cash charge of $791,000 attributable to stock-based compensation, consisting of $716,000 under Telemanagement Solutions and $75,000 under Storage Solutions.

(10) COMMITMENTS AND CONTINGENCIES

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

In February 2002, W. David Sykes, the Company's former Executive Vice President of Marketing and Sales, filed a complaint against the Company's Storage Solutions subsidiary in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with the Company.  The Company believes that it acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon its guaranty of the terms and conditions of the employment agreement between Mr. Sykes and the Company's subsidiary.  In June 2003, the Company filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information.  The litigation is still in its preliminary stages.  The Company intends to vigorously defend Mr. Sykes' claims and does not believe at this time that the litigation will have a material adverse impact on the Company.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business.  In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business, operations or cash flows.

(11) PREFERRED STOCK

In connection with the Halco Investment in November 2001, an aggregate of $26.7 million in stated value of convertible preferred stock (Series E, H, I and K) was converted into 76,134,122 shares of common stock on January 11, 2002, the date the transaction was approved by the Company’s shareholders.

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

See Note 18 to Consolidated Financial Statements, Subsequent Events, regarding the issuance of Series M Convertible Preferred Stock on January 13, 2005.

(12) STOCK OPTIONS AND WARRANTS

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

Changes in outstanding options are summarized as follows for the three years ended December 31, 2004:

			Weighted
		Weighted	Average
		Average	Fair Value
		Exercise	Per Share
	Shares	Price	of Options
	(in thousands)	Per Share	Granted

Balance, December 31, 2001	2,871	$2.45

Granted – exceeded market value	5,719	.31	$.16
Granted – equal to market value	275	.26	$.19
Forfeited	(1,106)	1.83

Balance, December 31, 2002	7,759	.67

Granted – exceeded market value	750	.46	$.11
Granted – equal to market value	870	.56	$.39
Granted – below market value	300	.01	$.25
Forfeited	(1,862)	.46
Exercised	(586)	.17

Balance, December 31, 2003	7,231	.71

Granted – exceeded market value (b)	17,276	.46	$.23
Granted – equal to market value (b)	6,028	.29	$.22
Granted – below market value (b)	933	.26	$.12
Forfeited	(6,100)	.40
Exercised	(30)	.27

Balance, December 31, 2004	25,338 (a)	$.49

_______

(a)	Includes 1,555,834 shares under the 1996 Plan and 23,781,801 under the 2001 Plan.
(b)

During 2004, the Company granted options which are considered conditional because of the 7.5 million share limitation under the 2001 Plan.  The Company intends to seek shareholder approval at its May 2005 annual shareholders meeting to increase the number of shares reserved for issuance under the 2001 Plan from 7.5 million to 30 million.

At December 31, 2004, 2003 and 2002, 6,481,993, 3,643,189 and 1,661,060, respectively, of the outstanding options were exercisable with a weighted-average exercise price of $.77, $1.05 and $1.83, respectively, per share.  Due to the share limitation under the 2001 Plan, there were no shares available to grant under the 2001 Plan at December 31, 2004.

The following table summarizes information about fixed stock options at December 31, 2004:

Options Outstanding				Options Exercisable

					Weighted
					Average
	Number	Weighted Average	Weighted	Number	Exercise Price
Exercise	Outstanding	Remaining	Average	Exercisable	of Exercisable
Prices	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Options

$0.24 – $0.30	8,552	8.7 years	$.27	1,924	$.26
$0.31 – $0.43	823	3.7 years	$.40	783	$.40
$0.44 – $0.44	6,988	9.1 years	$.44	1,054	$.44
$0.45 – $0.47	190	6.8 years	$.45	190	$.45
$0.48 – $4.94	8,785	8.3 years	$.76	2,531	$1.44

$0.24 – $4.94	25,338	8.5 years	$.49	6,482	$.77

At December 31, 2004, the Company had outstanding warrants under which 125,000 shares of common stock could be acquired.  Information relating to these warrants is summarized as follows:

	Number of	Warrant Price

	Warrants	Price	Total
	(in thousands)	Per Share	(in thousands)

Balance, December 31, 2001	3,304	$0.45 – $3.60	$5,794

Warrants expired	(1,322)	$1.37 – $3.30	(3,147)

Balance, December 31, 2002	1,982	$0.45 – $3.60	2,647

Warrants issued	125	$0.25	31
Warrants expired	(420)	$2.00 - $3.60	(1,192)

Balance, December 31, 2003	1,687	$0.25 – $1.20	1,486

Warrants expired	(1,562)	$0.45 - $1.20	(1,455)

Balance, December 31, 2004	125 (a)	$0.25	$31

______

(a)	All warrants outstanding at December 31, 2004 expire December 31, 2005.

At December 31, 2004, the Company had reserved 25,463,000 shares of common stock consisting of 25,338,000 under stock options and 125,000 under warrants.

(13) DEFERRED STOCK COMPENSATION

Discontinued Operations

In connection with an employment agreement effective as of March 1, 2003, Stonehouse granted options to purchase shares of common stock of Stonehouse to its President and a second employee to purchase a minority interest in Stonehouse.  The intrinsic value of the options, valued at $801,000, as adjusted, was based on the excess of the fair market value of Stonehouse common stock, as determined by an independent valuation firm, over the exercise price of the options.  The intrinsic value was reflected in shareholders' equity as a charge to deferred stock compensation and was being amortized over the vesting period of the options.  Amortization of $716,000 for the year ended December 31, 2003 is included with Loss from Discontinued Operations in the accompanying Statements of Operations.  The

$85,000 of unamortized deferred stock compensation as of December 31, 2003 was reclassified to additional paid-in-capital because the unvested options upon which the compensation was based were cancelled in connection with the Stonehouse Disposition.

In April 2004, in connection with his separation from Stonehouse, the second employee exercised his option to purchase 312,500 shares of Stonehouse common stock representing 1.8% of Stonehouse’s outstanding common stock.  The effect of the minority interest on the Company’s Statement of Operations was immaterial during 2004.  In connection with the Stonehouse Disposition, on November 13, 2004 Stonehouse’s President exercised his option to purchase 937,500 shares of Stonehouse common stock representing 5.4% of Stonehouse’s outstanding common stock.

(14) RELATED PARTY TRANSACTIONS

H. Irwin Levy

See Notes 1, 7, 8, and 18 to Consolidated Financial Statements for a discussion of transactions involving Mr. Levy.  In addition, commencing in October 1999, the Company entered into an agreement in which it was charged $5,000 per month, plus reimbursement of out-of-pocket expenses, by Hilcoast Advisory Services, Inc. (“Advisor”) for certain financial consulting and administrative services provided to the Company.  Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, Hilcoast Development Corp (“Hilcoast”), and Jack Jaiven, the Company’s Vice President and Treasurer, is an officer of Advisor.  Effective November 30, 2004, the agreement was terminated and $250,000 representing the unpaid monthly fee since October 2000 was forgiven and recorded as a credit to Selling, General and Administrative Expenses in the 2004 Consolidated Statement of Operations.  Effective December 1, 2004, the Company entered into a new advisory agreement with Cenvill Recreation, Inc. (“Cenvill”) to provide similar services as provided by Advisor for $5,000 per month.  Mr. Levy is a director, officer and shareholder of Cenvill and Mr. Jaiven is an officer of Cenvill.

(15) LEASES

The Company leases its operating facilities under operating leases, which expire at various dates through May 2006. At December 31, 2004, future minimum rental payments under operating leases that have initial or remaining terms in excess of one year are as follows (in thousands):

2005	$198
2006	24
2007	--
2008	--
2009	--

$222

Rent expense was $ 366,000, $493,000 and $527,000 during 2004, 2003 and 2002, respectively.

(16) 401(k) PLAN

The Company's 401(k) Tax Deferred Savings Plan (the “401(k) Plan”) covers substantially all employees meeting certain minimum age and service requirements. Company contributions to the plan are determined by the Board of Directors. The Company has made no contributions to the 401(k) Plan as of December 31, 2004.

(17) QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of the quarterly operations for the years ended December 31, 2004 and 2003 (in thousands).

	March 31	June 30	September 30	December 31

2004
Continuing operations:
Sales	$2,248	$2,009	$3,122	$2,907
Gross margin	$508	$566	$1,226	$786

Loss from continuing operations	$(2,008)	$(1,874)	$(1,446)	$(1,981)

(Loss) income from discontinued operations	$(128)	$72	$(2,461)	$(8)

Net loss	$(2,136)	$(1,802)	$(3,907)	$(1,989)

Basic and diluted net loss per common share:
Continuing operations	$(.01)	$(.01)	$(.01)	$(.01)
Discontinued operations	--	--	(.02)	--

	$(.01)	$(.01)	$(.03)	$(.01)

2003
Continuing operations:
Sales	$1,186	$1,618	$2,804	$2,188
Gross margin	$285	$489	$730	$426

Loss from continuing operations	$(1,405)	$(1,195)	$(1,047)	$(1,414)

Loss from discontinued operations	$(230)	$(392)	$(91)	$(214)

Net loss	$(1,635)	$(1,587)	$(1,138)	$(1,628)

Basic and diluted net loss per common share:
Continuing operations	$(.01)	$(.01)	$(.01)	$(.01)
Discontinued operations	--	--	--	--

	$(.01)	$(.01)	$(.01)	$(.01)

(18) SUBSEQUENT EVENTS (Unaudited)

Series M Convertible Preferred Stock

Effective January 13, 2005, the Company satisfied $9.1 million of current borrowings from Mr. Levy through the issuance of a newly created Series M Convertible Preferred Stock with a stated value of $9.1 million.  The Preferred Stock accrues dividends at 5% per annum, payable quarterly, and is convertible into common stock at $.25 per share after January 13, 2006.  On December 31, 2004, the date the Preferred Stock was approved by the board of directors, the closing market price of the Company’s common stock was $.23 per share.  The Company has the right, at any time, to redeem all or a portion of the Preferred Stock at a redemption price equal to the stated value of the Preferred Stock plus any accrued and unpaid interest.

Option Agreements

In January 2005, the Company entered into option agreements with two of its largest shareholders in which the Company has the right to purchase a total of 68 million shares of its common stock for $.22 per share through November 30, 2005.

Sale of Note Receivable

On March 29, 2005 the Company agreed to sell its $626,000 twelve-month note which it had received in connection with the Stonehouse Disposition (see Note 2 to Consolidated Financial Statements) to Mr. Levy for $626,000.  Mr. Levy paid $426,000 in cash on that date and agreed to remit the $200,000 balance, plus interest at 8% per annum, on April 29, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  nStor Technologies, Inc.

The audit referred to in our report dated March 24, 2005, on page 28 of this Form 10-K, relating to the consolidated financial statements of nStor Technologies, Inc., which are contained in Item 8 of this Form 10-K included the audits of the consolidated financial statement schedules listed in the accompanying index.  The consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

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

/s/ Swenson Advisors, LLP
Swenson Advisors, LLP
Independent Registered Public Accounting Firm

San Diego, California
March 24, 2005

nSTOR TECHNOLOGIES, INC.
Schedule I—Condensed Financial Information of Registrant
Fiscal Years Ended December 31, 2004 and 2003

The following represents the condensed unconsolidated balance sheet for nStor Technologies, Inc. as of December 31, 2004 and 2003, and the condensed unconsolidated statements of operations and cash flows for the years ended December 31, 2004 and 2003.

CONDENSED UNCONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$5	$4
Prepaid expenses	21	--
Note receivable	626	--

Total current assets	652	4

Note receivable, net of discount	417	--
Goodwill, net of accumulated amortization	1,857	1,857
Investments in and receivables from subsidiaries	2,636	8,287

	$5,562	$10,148

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$8,190	$6,081
Other	78	561
Accounts payable and other	139	245

Total current liabilities	8,407	6,887

Long-term debt	3,650	--

Total liabilities	12,057	6,887

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par; 1,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,097,838 and 165,067,838 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	8,254	8,252
Additional paid-in capital	108,404	108,327
Deficit	(123,153)	(113,318)

Total shareholders’ (deficit) equity	(6,495)	3,261

	$5,562	$10,148

nSTOR TECHNOLOGIES, INC.
Schedule I—Condensed Financial Information of Registrant

CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2004	2003

Loss from investment in subsidiaries	$(6,333)	$(4,282)
Loss from discontinued operations	(2,526)	(927)
Selling, general and administrative expenses	(748)	(263)
Interest expense	(765)	(516)
Other income	537	--

Net loss	$(9,835)	$(5,988)

nSTOR TECHNOLOGIES, INC.
Schedule I—Condensed Financial Information of Registrant

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,835)	$(5,988)
Adjustments to reconcile net loss to net cash used by operating activities:
Other	70	89
Changes in assets and liabilities:
Decrease (increase) in investments in and receivables from subsidiaries	5,651	(148)
Increase in notes receivable	(1,043)	--
Increase in prepaid expenses	(21)	--
Increase in accounts payable and other liabilities	126	426

Net cash used by operating activities	(5,052)	(5,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to affiliate and other borrowings	6,894	7,576
Repayments on affiliate and other borrowings	(1,850)	(2,053)
Proceeds from the exercise of stock options	9	99

Net cash provided by financing activities	5,053	5,622

Net increase in cash and cash equivalents during the year	1	1

Cash and cash equivalents at the beginning of the year	4	3

Cash and cash equivalents at the end of the year	$5	$4

nSTOR TECHNOLOGIES, INC.
Schedule II-- Valuation and Qualifying Accounts
Fiscal Years Ended December 31, 2004, 2003 and 2002
(in thousands)

			Additions
			Resulting
	Balance at	Additions	from		Balance at
	Beginning	Charged	Merger/		End
	of Year	to Income	Other	Deductions*	of Year

Allowance for Doubtful
Accounts Receivable:
2004	$184	$83	$(100)	$(97)	$70
2003	457	(30)	--	(243)	184
2002	209	210	100	(62)	457

Allowance for Inventory
Obsolescence:
2004	$818	$175	$--	$(554)	$439
2003	581	190	--	47	818
2002	4,345	(239)	--	(3,525)	581

____________
* Deductions represent amounts written off against the allowance, net of recoveries.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not change accountants or file any Current Reports on Form 8-K reporting a disagreement on an accounting principle, practice or financial statement disclosure during the three-year period ended December 31, 2004.

Item 9A.   Controls and Procedures

(a) Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, these officers have concluded that as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There has been no change in our internal controls over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

62

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information concerning this item, see the text under the captions “Election of Directors” and “Management” in our definitive Proxy Statement (the “Proxy Statement”) to be filed with respect to our 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

For information concerning this item, see the text and tables under the caption “Executive Compensation”, “Report on Compensation” and the graph under the caption “Performance Graph” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information concerning this item, see the tables and text under the captions “Security Ownership”, “Management” and Equity Compensation Plan Information in the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

For information concerning this item, see the text under the caption “Certain Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

For information concerning this item, see the text under the caption “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements.

		The Consolidated Financial Statements are listed under Item 8 on page 28 of this Form 10-K.

	2.	Financial Statement Schedules.

		Financial Statement Schedule I – Condensed Financial Information of Registrant - see pages 59 – 61 of this Form 10-K.

		Financial Statement Schedule II – Valuation of Qualifying Accounts – see page 62 of this Form 10-K.

	3.	Exhibits.

See Exhibits Index at pages 63 – 69 of this Form 10-K.

(b)	Current Reports on Form 8-K:

A report on Form 8-K dated October 18, 2004 was filed on October 21, 2004 reporting under Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers in which Registrant reported the resignation of its Executive Vice President and Chief Operating Officer.

A report on Form 8-K dated November 12, 2004 was filed on November 17, 2004 reporting under Item 2.01 – Completion of Acquisition or Disposition of Assets in which Registrant reported the sale of its subsidiary Stonehouse Technologies, Inc.

A report on Form 8-K dated November 15, 2004 was filed on November 15, 2004 reporting under Item 9.01 – Financial Statements and Exhibits in which Registrant reported its press release also dated November 15, 2004 announcing its financial results for third quarter ended September 30, 2004.

A report on Form 8-K dated November 15, 2004 was filed on November 24, 2004 reporting under Item 1.01 – Entry into a Material Definitive Agreement in which Registrant reported entering a License Agreement granting an exclusive license to certain intellectual property through June 2006.

A report on Form 8-K dated November 29, 2004 was filed on December 2, 2004 reporting under Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers in which Registrant reported the appointment of Mark Shirman to its board of directors.

A report on Form 8-K dated December 29, 2004 was filed on January 4, 2005 reporting under Item 3.01 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing in which Registrant reported the receipt of a notification from the American Stock Exchange that it was not in compliance with certain listing standards.

(c)	Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index at pages 63– 69 of this Form 10-K.

(d)

Separate financial statements of: (1) subsidiaries not consolidated and fifty percent or less owned persons; (2) affiliates whose securities are pledged as collateral; and (3) other Schedules are not filed because they are either not applicable or the items do not exceed the various disclosure levels.

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated September 15, 2004 by and between Registrant, Palo Alto Acquisition Corporation, Symphony Service Corp. and each of the shareholders of Stonehouse Technologies, Inc. (3)

2.2	Stock Purchase Agreement dated June 7, 2003 by and among the Registrant, Pacific USA Holdings Corp., Pacific Technology Group, Inc. and Stonehouse Technologies, Inc. (16)

3.1	Certificate of Designation for Series M Preferred Stock (4)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002 (14)

3.3	Certificate Eliminating Reference to Series of Shares of Stock from the Restated Certificate of Incorporation of Registrant filed October 9, 2002 (14)

3.4	Restated Certificate of Incorporation of Registrant filed with the State of Delaware on October 9, 2002 (14)

3.5	Restated Bylaws of Registrant (18)

4.1	8% Convertible Promissory Note for $175,000, dated September 8, 2003, between Registrant and Bernard Marden (9)

4.2	8% Convertible Promissory Note for $175,000, dated September 8, 2003, between Registrant and Cenvill Recreation, Inc. (9)

4.3	8% Convertible Promissory Note for $150,000, dated September 11, 2003, between Registrant and Alan Miller (9)

4.4	8% Convertible Promissory Note for $500,000, dated April 30, 2003, between Registrant and Bernard Marden (10)

4.5	8% Convertible Promissory Note for $1.7 million, dated March 25, 2003, between Registrant and Bernard Marden (11)

4.6	8% Convertible Promissory Note for $500,000, dated March 25, 2003, between Registrant and The Charlotte Marden 1993 Trust (11)

4.7	Form of 8% Convertible Promissory Notes for $250,000 between Registrant and Alan Miller and WRS Advisors III LC (11)

4.8	8% Convertible Promissory Note for $700,000, dated February 19, 2003, between Registrant and Bernard Marden (13)

4.9	8% Convertible Promissory Note for $200,000, dated February 19, 2003, between Registrant and H. Irwin Levy (13)

4.10	Form of Warrant to purchase common stock issued to Bernard Marden on January 6, 2003, January 29, 2003 and March 6, 2003 as to 40,000 shares, 60 shares and 25,000 shares, respectively (13)

4.11	Convertible Promissory Note for $650,000 between nStor Corporation, Inc. and H. Irwin Levy, dated June 14, 2002 (15)

4.12	Restated Certificate of Incorporation of Registrant - see Exhibit 3.4

4.13	By-Laws of Registrant, as amended - see Exhibit 3.5

10.1	Option Agreement by and among Pacific Technology Group, Inc., Halco Investments, L.C. and nStor Technologies, Inc. (4)

10.2	License Agreement dated November 15, 2004 by and between Registrant and ARIO Data Networks, Inc. (5)

10.3	Note Receivable between Registrant and Symphony Service Corp. dated November 13, 2004 for $453,356.40. (1)

10.4	Note Receivable between Registrant and Symphony Service Corp. dated November 13, 2004 for $626,063.60. (1)

10.5

Letter Agreement, dated October 31, 2004, between Registrant and Hilcoast Development Corp, extending the maturity date of a $3,057,435 promissory note to April 15, 2006, adding accrued interest and other amounts to the outstanding principal amount of the note and reducing the interest rate. (1)

10.6

Letter Agreement, dated October 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $2,297,443 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.7

Letter Agreement, dated October 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,881,978 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.8

Letter Agreement, dated October 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $772,090 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.9

Letter Agreement, dated October 31, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $122,714 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.10

Letter Agreement, dated October 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,524,151 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.11

Letter Agreement, dated October 31, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $910,465 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.12

Letter Agreement, dated October 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $600,000 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.13

Letter Agreement, dated October 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,000,000 promissory note to January 15, 2005 and adding accrued interest to the outstanding principal amount of the note. (1)

10.14

Form of Letter Agreement, dated October 1, 2004, between Registrant and Cenvill Recreation, Inc., Bernard Marden and Alan Miller, extending the maturity date of certain 8% Convertible Promissory Notes to April 15, 2006. (1)

10.15	Letter Agreement, dated March 29, 2005, between Registrant and H. Irwin Levy regarding the sale of a note receivable. (1)

10.16	Consulting and Advisory Agreement, dated December 1, 2004, between Registrant and Cenvill Recreation, Inc. (1)

10.17	Letter Agreement, dated November 30, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $2,000,000 promissory note to January 15, 2005. (1)

10.18

Letter Agreement, dated July 31, 2004, between Registrant and Hilcoast Development Corp, extending the maturity date of a $2,997,164 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (6)

10.19

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $2,252,154 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (6)

10.20

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,844,879 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (6)

10.21

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $756,870 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (6)

10.22

Letter Agreement, dated July 31, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,500,000 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (6)

10.23

Letter Agreement, dated July 31, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $888,122 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (6)

10.24

Letter Agreement, dated July 31, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $120,295 promissory note to October 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (6)

10.25	Promissory Note, dated July 30, 2004, for $1,000,000, between Registrant and Cenvill Recreation, Inc. (6)

10.26	Promissory Note, dated September 13, 2004, for $2,000,000, between Registrant and Cenvill Recreation, Inc. (6)

10.27	Promissory Note, dated June 29, 2004, for $600,000, between Registrant and Cenvill Recreation, Inc. (7)

10.28	Stock Pledge Agreement, dated June 29, 2004, between Registrant and Cenvill Recreation, Inc. (7)

10.29	Employment Agreement, dated April 21, 2004, between Registrant and Todd Gresham. (7)

10.30	Employment Agreement, dated April 21, 2004, between Registrant and Steve Aleshire. (7)

10.31	Employment Agreement, dated April 21, 2004, between Registrant and Lisa Hart. (7)

10.32

Letter Agreement, dated April 30, 2004, between Registrant and Hilcoast Development Corp, extending the maturity date of a $2,919,937 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (8)

10.33

Letter Agreement, dated April 30, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $2,194,124 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (8)

10.34

Letter Agreement, dated April 30, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $1,800,000 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (8)

10.35

Letter Agreement, dated April 30, 2004, between Registrant and Cenvill Recreation, Inc., extending the maturity date of a $750,000 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (8)

10.36

Letter Agreement, dated April 30, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $859,625 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (8)

10.37

Letter Agreement, dated April 30, 2004, between Registrant and H. Irwin Levy, extending the maturity date of a $118,000 promissory note to July 31, 2004 and adding accrued interest to the outstanding principal amount of the note. (8)

10.38	Promissory Note, dated April 20, 2004 for $1,500,000, between Registrant and Cenvill Recreation, Inc. (8)

10.39	Promissory Note for $750,000, dated March 2, 2004, between Registrant and Cenvill Recreation, Inc. (2)

10.40	Letter Agreement, dated December 31, 2003, extending the maturity date to April 30, 2004 for a Convertible Subordinated Note dated June 14, 2002 between nStor Corporation and H. Irwin Levy. (2)

10.41	Letter Agreement, dated December 31, 2003, extending the maturity date to April 30, 2004, for a Promissory Note dated June 30, 2003, between Registrant and Hilcoast Development Corp. (2)

10.42	Promissory Note, for $2,194,124, dated December 31, 2003, between Registrant and Cenvill Recreation, Inc. (2)

10.43	8% Promissory Note for $1,800,000, dated October 23, 2003, between Registrant and Cenvill Recreation, Inc. (2)

10.44	Stock Pledge Agreement, dated October 23, 2003, between Registrant and Cenvill Recreation, Inc. in connection with exhibit 10.43. (2)

10.45	Accounts Receivable Purchase Agreement between Registrant and Silicon Valley Bank. (9)

10.46	Intellectual Property Security Agreement between Registrant and Silicon Valley Bank. (9)

10.47	Promissory note for $1,000,000, dated June 30, 2003, between Registrant and Cenvill Recreation, Inc. (9)

10.48	Promissory Note for $2,806,744, dated June 30, 2003, between Registrant and Hilcoast Development Corp. (10)

10.49	Promissory Note for $540,000, dated April 23, 2003, between Registrant and Cenvill Recreation, Inc. (10)

10.50	Letter Agreement between Registrant and Cenvill Recreation, Inc., dated May 31, 2003 regarding amendments to a $560,000 Promissory Note dated December 30, 2002. (10)

10.51	Letter Agreement between Registrant and H. Irwin Levy, dated June 30, 2003 regarding amendments to a $650,000 10% Convertible Subordinated Promissory Note between Registrant and Mr. Levy. (10)

10.52	Employment Agreement between Mardan Afrasiabi and Stonehouse Technologies, Inc., dated as of March 1, 2003. (10)

10.53	Non-Qualified Stock Option Agreement between Mardan Afrasiabi and Stonehouse Technologies, Inc., dated as of March 1, 2003. (10)

10.54	Security Agreement between Registrant and Bernard Marden, The Charlotte Marden 1993 Trust, Alan Miller and WRS Advisors III LC. (11)

10.55	Second Amended and Restated Stock Pledge Agreement between Registrant and Bernard Marden, The Charlotte Marden 1993 Trust, Alan Miller and WRS Advisors III LC. (11)

10.56	Letter Agreement between Registrant and H. Irwin Levy dated March 20, 2003 regarding amendments to a $200,000 8% Convertible Promissory Note dated February 19, 2003. (11)

10.57	Letter Agreement between Registrant and H. Irwin Levy, dated April 1, 2003 regarding conversion into Registrant's common stock of debt owed by Registrant to Mr. Levy. (11)

10.58	Letter Agreement between Registrant and Hilcoast Development Corp. dated April 30, 2003 extending the maturity date of certain promissory notes. (11)

10.59	Amended and Restated Stock Pledge Agreement between Registrant and H. Irwin Levy and Bernard Marden in connection with 8% Convertible Promissory Notes, dated February 19, 2003. (13)

10.60	10% Promissory Note for $500,000, dated January 6, 2003, between Registrant and Bernard Marden. (13)

10.61	Amendment to Registrant’s 2001 Stock Option Plan. (12)

10.62	2001 Stock Option Plan. (17)

10.63	1996 Stock Option Plan, dated October 5, 1996. (18)

10.64	Amendment to Registrant’s 1996 Stock Option Plan. (19)

11	Statement Regarding Computation of Per Share Earnings for the Years Ended December 31, 2004, 2003 and 2002. (1)

14	Form of Code of Ethical Conduct for Financial Managers. (2)

21	Subsidiaries of Registrant. (1)

23	Consent of Independent Registered Public Accounting Firm dated March 29, 2005, signed by Swenson Advisors, LLP. (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, Todd Gresham, on March 29, 2005

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Jack Jaiven, on March 29, 2005

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, Todd Gresham, on March 29, 2005

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Chief Financial Officer, Jack Jaiven, on March 29, 2005

1)	Filed herewith.
2)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-K for 2003, filed March 30, 2004.
3)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 8-K dated September 15, 2004, filed September 16, 2004.
4)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 8-K dated January 13, 2005, filed January 13, 2005.
5)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 8-K dated November 15, 2004, filed November 24, 2004.
6)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2004, filed November 15, 2004.
7)	Incorporated by reference to Exhibits previously filed with the Registrant’s 10-Q for the quarter ended June 30, 2004, filed August 16, 2004.
8)	Incorporated by reference to Exhibits previously filed with the Registrant’s 10-Q for the quarter ended March 31, 2004, filed May 14, 2004.
9)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended September 30, 2003, filed November 12, 2003.
10)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2003, filed August 14, 2003.
11)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-Q for the quarter ended March 31, 2003, filed May 15, 2003.
12)	Incorporated by reference to Exhibits previously filed with Registrant’s Form S-8 Registration Statement, filed April 14, 2003.
13)	Incorporated by reference to Exhibits previously filed with the Registrant’s Form 10-K, filed March 28, 2003.
14)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-Q for the quarter ended September 30, 2002, filed November 13, 2002.
15)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002.
16)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 8-K, filed June 21, 2002.
17)	Incorporated by reference to Exhibits previously filed with Registrant’s S-8 Registration Statement, filed April 26, 2002.
18)	Incorporated by reference to Exhibits previously filed with Registrant’s Form 10-K for the year ended October 31, 1996, filed January 28, 1997.
19)	Incorporated by reference to Exhibits previously filed with Registrant’s Form S-8 dated January 6, 2000, filed January 10, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.
(Registrant)

March 28, 2005	/s/ JACK JAIVEN

Jack Jaiven
Interim Chief Financial Officer, Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

March 29, 2005	/s/ H. IRWIN LEVY

H. Irwin Levy
Chairman of the Board

March 28, 2005	/s/ STANLEY BRENNER

Stanley Brenner
Director

March 29, 2005	/s/ ROGER H. FELBERBAUM

Roger H. Felberbaum
Director

March 28, 2005	/s/ TODD GRESHAM

K. Todd Gresham
Chief Executive Officer, President and Director

March 29, 2005	/s/ E. DONALD SHAPIRO

E. Donald Shapiro
Director

March 28, 2005	/s/ MARK SHIRMAN

Mark Shirman
Director

March 28, 2005	/s/ MICHAEL L. WISE

Michael L. Wise
Director