Form 10-K/A
period 2004-12-31
NSTOR TECHNOLOGIES INC
filed 2005-05-02
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
              [  ] Yes                [X] No

AGGREGATE MARKET VALUE OF THE COMMON STOCK
HELD BY NONAFFILIATES OF THE REGISTRANT

Common Stock, par value $.05 per share (Common Stock), was the only class of common equity of the Registrant outstanding on December 31, 2004.  Based on the last sales price of the Common Stock on the American Stock Exchange (AMEX) on June 30, 2004 ($.27), the aggregate market value of the approximately 41,822,000 shares of the Common Stock held by non-affiliates on that date was approximately $11.3 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
              [  ] Yes                [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the Registrant’s Common Stock, par value $.05 per share, as of April 30, 2005 was 165,097,838.

The Registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2004.  Each of the below referenced Items in Part III are amended by deleting the Items in their entirety and replacing them with the Items set forth in this amendment.  Any Items or Exhibits in the original filing not expressly changed by this amendment shall be as set forth in the original filing.

PART III

Item 10.  Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Executive Officers of the Company- Set forth below is the name, age, position with us, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each of our directors and executive officers:

Name	Age	Position With the Company	Director Since		Officer Since

H. Irwin Levy	78	Chairman of the Board	1998	(1)	(2)
Stanley Brenner	79	Director	February 2003		--
Guy Carbonneau	43	Vice President, Technical Advisor	--		April 2002
Roger H. Felberbaum	62	Director	February 2000		--
K. Todd Gresham	44	Chief Executive Officer, President and Director	April 2004		April 2004
Lisa Hart	46	Executive Vice President, Marketing and Alliances	--		April 2004
Jack Jaiven	58	Vice President, Treasurer and Interim Chief Financial Officer	--		1999	(3)
Bruce E. Menn	59	Vice President, Operations	--		April 2002
Tomlinson Rauscher	58	Vice President, Research and Development	--		December 2004
E. Donald Shapiro	73	Director	August 2003		--
Mark Shirman	47	Director	November 2004		--
Matthew Szydlowski	54	Vice President, World Wide Sales	--		October 2004
Michael L. Wise	62	Director	1989	(4)	(4)

_________

(1)

Mr. Levy was elected as our Chairman of the Board of Directors in April 2003.  He served as Vice Chairman from August 2001 until April 2003 and as our Chairman of the Board of Directors from 1987 until July 1991 and from June 1998 until August 2001.

(2)	Mr. Levy previously served as Chief Executive Officer from June 2001 until April 2004.
(3)	Mr. Jaiven previously served as Vice President and Chief Financial Officer from July 1989 until June 1991, from January 1997 until October 1997 and from July 1999 until July 2001.
(4)

Mr. Wise previously served as our President from March 1989 until December 1990 and from October 1992 until July 1996. He served as Vice President from June 1998 until November 1999.  He also served as Chairman of the Board of Directors from July 1991 until June 1998 and Vice Chairman of the Board of Directors from June 1998 until November 1999.

The terms of the directors will expire at the 2005 Annual Meeting of Shareholders or until their successors are duly elected or appointed and qualified.

H. Irwin Levy has been Chairman of the Board and Chief Executive Officer of Hilcoast Development Corp. (Hilcoast), a real estate development and management company, and certain affiliated companies, all of which are privately held businesses, since August 1992.  Mr. Levy was Chairman of the Board of CV Reit, Inc., a NYSE listed Real Estate Investment Trust (REIT) from December 1997 until June 2000 at which time he became a director of Kramont Realty Trust (Kramont), successor in merger to CV Reit.  Mr. Levy was Chairman of the Board of Kramont from July 2003 until April 2005 when Kramont was acquired by another REIT.  Mr. Levy also served as Chairman of the Board and Chief Executive Officer of CV Reit from 1985 until July 1992.

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

K. Todd Gresham  founded Meritage Associates (Meritage) in April 2001, a consultancy firm focused on data storage, information management and network infrastructure markets, and was its President from April 2001 until April 2004.  Previously, Mr. Gresham became Vice President of Global OEM and Reseller Sales for EMC Corporation in September 1999 when EMC acquired Data General.  Mr. Gresham held this position through April 2001.  Mr. Gresham held several executive positions with CLARiiON (a division of Data General) from October 1995 through September 1999.   Mr. Gresham has 23 years of data storage experience with particular emphasis in organizational leadership and development, global channel strategy, channels development and marketing.  Mr. Gresham serves on the board of directors of Glasshouse Technologies, Inc. and is a member of its Compensation Committee.

Lisa Hart was a senior partner with Meritage from May 2002 until April 2004.  Ms. Hart was a partner with IN_Fusion from May 2000 to May 2002, an advisory services firm focused on data storage and network markets.  Previously,   Ms. Hart held various executive positions with StorageTek from October 1983 until May 2000.  Ms. Hart has over 20 years of storage and storage networking experience. Ms. Hart sits on the advisory board of Glasshouse Technologies, Inc. and CaminoSoft Corp.

Jack Jaiven, a certified public accountant, has served as a Vice President of Hilcoast since July 1992 and as a Vice President of Cenvill Recreation, Inc. and various affiliates (real estate management companies) since May 1999.  Mr. Jaiven has served in various executive financial positions for a number of public companies during the past 35 years.

Bruce E. Menn held various executive management positions with Printronix from July 1988 to November 2001, including Vice President of Customer Support from August 1998 to November 2001.  Mr. Menn joined nStor in November 2001 and was appointed an executive officer in April 2002.  Mr. Menn has in excess of thirty years experience in operations, design, development, engineering, product management and customer support.

Tomlinson Rauscher previously served as Chief Operating Officer of Digi-Data Corporation, a privately held manufacturer RAID controllers, from 1997 until 2004.  From 1980 until 1997, Mr. Rauscher served in a number of positions with Xerox Corporation including Manager of the Software Systems Design in the Electronics Division and Manager of the System Products Family Group in the Engineering Systems Division.  Mr. Rauscher has in excess of 20 years of experience managing the development of computer systems and storage products.  Mr. Rauscher earned his Ph.D. in Computer Science at the University of Maryland and his M.B.A. at the University of Rochester William E. Simon School of Business Administration.

E. Donald Shapiro has been The Joseph Solomon Distinguished Professor of Law at New York Law School since 1983 and is a Dean Emeritus.  Mr. Shapiro also serves as a director of the following entities: Loral Space and Communications (formerly Loral Corporation) (satellite communication) (NYSE) since 1973; Frequency Electronics (space and communication components) (AMEX) since 1998; and Vasomedical (medical equipment) (NASDAQ) since 1992.  In addition, Mr. Shapiro was a Trustee of Kramont (successor in merger to Kranzco Realty Trust (Kranzco)) from June 2000 until April 2005 and of Kranzco from 1994 to June 2000.

Mark Shirman is the founder and Chief Executive Officer of Glasshouse Technologies, Inc. (Glasshouse), a privately held storage service provider formed in July 2001.  Previously, Mr. Shirman served as Chief Technology Officer and Executive Vice President for Convergent Group from October 1999 until October 2000, a publicly held company focused on providing services to the utility industry.  Mr. Shirman also served as Senior Vice President for Cambridge Technology Partners where he was responsible for E-Business and CRM solutions.

Matthew Szydlowski previouslyserved as Manager of Business Development for Cisco Systems from September 2002 until October2004.   From October 2001 until June 2002, Mr. Szydlowski served as Strategic Account Manager for Quest Software and from 1991 through 2001 held various executive sales positions with EMC Corporation.   Mr. Szydlowski has in excess of twenty years of sales experience focused on emerging technologies.

Michael L. Wise is a director of Home Director, Inc., successor in merger to Netword, Inc., a publicly held company that designs, manufactures, sells and installs home networking products.  He served as Chairman of the Board of Netword from December 1996 until December 2002 and as Chief Executive Officer from August 1997 through December 2002.  Mr. Wise serves as Chairman of the Board of PKW Interactive, a privately held internet content company.  Mr. Wise earned his Ph.D. in physics at Brandeis University.

ORGANIZATION, MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

Our common stock is listed on the American Stock Exchange (the “AMEX”).  The Board has affirmatively determined that each of our directors, other than Mr. Gresham, Mr. Levy and Mr. Shirman, are independent directors under the AMEX independence rules.

During the year ended December 31, 2004, the board of directors held two meetings and on five occasions took action by unanimous written consent.  Mr. Levy, Mr. Brenner and Mr. Shapiro attended both meetings held during 2004.  Mr. Wise and Mr. Felberbaum attended one meeting.  Mr. Gresham and Mr. Shirman attended the one meeting held following their appointment to the board of directors.

The board of directors has an Audit Committee.  The Audit Committee, which held five meetings during 2004, is composed of Stanley Brenner (Chairman), E. Donald Shapiro and Michael L. Wise.  The Audit Committee performs its duties pursuant to the Audit Committee Charter, as amended, in the form in which it was adopted by the Audit Committee on November 12, 2004.  All three members of the Audit Committee qualify as an “independent” director under the current listing standards of AMEX.  The functions of the Audit Committee are described in the Audit Committee Charter and include overseeing the financial reporting process and the effectiveness of our internal, accounting and financial controls, and making recommendations to the Board, including the designation of independent auditors on an annual basis.

We do not have a nominating committee established by the Board of Directors.  Board of Director nominations are selected, or recommended for the Board's selection, by a majority of our independent directors.  The independent directors identify individuals qualified to become members of the Board when any vacancy occurs on the Board by reason of disqualification, resignation, retirement, death or an increase in the size of the Board, and select director nominees to fill vacancies on the board that may occur.  The Board will also consider director candidates recommended by stockholders.  Any such recommendations should be sent to the Chairman of the Board,  1601 Forum Place, Suite 500, West Palm Beach, Florida, 33401, and should include the candidate’s name, biographical data, qualifications and the candidate’s written consent to be considered as a nominee and to serve if elected.  The process by which the Board evaluates candidates submitted by stockholders does not differ from the process it follows for evaluating other nominees, except that the board may also take into consideration the number of shares of our common stock held by the recommending stockholder, the length of time that such shares have been held and the number of candidates submitted by each stockholder or group of stockholders over the course of time.

AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has selected Stanley Brenner, an independent Audit Committee member, to serve as the Audit Committee’s Financial Expert.

AUDIT COMMITTEE COMPLAINT PROCEDURES

The Audit Committee has adopted formal procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls and auditing matters and for the confidential and anonymous submission of complaints from employees regarding questionable accounting or auditing matters.  The Complaint Procedures are provided to all employees.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics, as amended effective July 1, 2004, that applies to our officers, including our principal executive, financial and accounting officers, and all employees.  We will provide to any person, without charge, upon written request, a copy of our Code of Business Conduct and Ethics.  Anyone wanting to obtain a copy may send their request to Jack Jaiven at 1601 Forum Place, Suite 500, West Palm Beach, Florida 33401.

SECTION 16(a)
BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (SEC) initial reports of beneficial ownership and reports of changes in ownership of common stock.  Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of our common stock have complied with all applicable Section 16(a) filing requirements except as follows (due to administrative issues): (i) Tomlinson Rauscher, Vice President, Research and Development, did not file an Initial Statement of Beneficial Ownership on Form 3 on a timely basis when he was appointed an executive officer of nStor on December 29, 2004 and was granted an option to purchase 2,063,000 shares of our common stock; (ii) Matthew Szydlowski, Vice President, World Wide Sales did not file an Initial Statement of Beneficial Ownership on Form 3 on a timely basis when he was appointed an executive officer of nStor on October 29, 2004 and was granted an option to purchase 3,700,000 shares of our common stock; and (iii) Mark Shirman, director, did not file Initial Statement of Beneficial Ownership on Form 3 on a timely basis when he was elected to the board of directors of nStor on November 29, 2004.  Pacific Technology Group, Inc., a 10% shareholder, did not file Statements of Changes in Beneficial Ownership on Form 4’s for transactions that occurred in 2004.

Item 11.   Executive Compensation

The following table sets forth, for the fiscal years ended December 31, 2004, 2003 and 2002, the compensation awarded to, earned by or paid to those persons who were, during fiscal 2004 (i) our Chief Executive Officer and (ii) our executive officers whose compensation is required to be disclosed pursuant to the rules of the SEC (collectively referred to as the Named Officers).

Summary Compensation Table

Long-Term
			Annual Compensation				Compensation

Securities
						All Other	Underlying
						Annual	Options/SAR’s
Name and Principal Positions	Year		Salary	Bonus		Compensation	(#)(4)

K. Todd Gresham (1) Chief Executive Officer and President	2004 2003 2002	$ $ $	226,784 -- --	-- -- --	$ $ $	-- -- --	11,500,000 -- --

H. Irwin Levy (2) Former Chief Executive Officer	2004 2003 2002	$ $ $	-- -- --	-- -- --	$ $ $	15,500 16,500 15,000	20,000 720,000 20,000

Guy Carbonneau Vice President, Technical Advisor	2004 2003 2002	$ $ $	150,104 127,745 127,928	-- -- --	$ $ $	-- -- --	-- -- 700,000

Thomas L. Gruber (3) Former Acting President, Chief Operating and Financial Officer	2004 2003 2002	$ $ $	118,077 173,472 174,925	-- -- --	$ $ $	-- -- --	-- -- 700,000

Lisa Hart Executive Vice President, Marketing and Alliances	2004 2003 2002	$ $ $	116,422 -- --	-- -- --	$ $ $	-- -- --	2,063,000 -- --

Bruce Menn Vice President, Operations	2004 2003 2002	$ $ $	125,000 120,833 114,128	-- -- --	$ $ $	-- -- --	-- -- 150,000

______________

(1)	K. Todd Gresham became our Chief Executive Officer and President on April 21, 2004.
(2)

H. Irwin Levy was appointed our Chief Executive Officer in June 2001 and served in that capacity until April 21, 2004.  Mr. Levy did not receive compensation for his services as Chief Executive Officer.  The compensation reported represents fees earned in the fiscal years shown above in his capacity as a Director.

(3)	Thomas L. Gruber resigned from the position of our Acting President, Chief Operating and Financial Officer on April 30, 2004.
(4)	Represents number of shares under options granted during each year.

Employment Agreements

K. Todd Gresham

Effective April 21, 2004, we entered into an employment agreement with K. Todd Gresham under which Mr. Gresham is employed as our President and Chief Executive Officer and a member of the board of directors through December 31, 2005 at an annual base salary of $325,000. The agreement provides for automatic one year renewals, annual salary reviews for potential merit increases and annual incentive bonuses based on achievement of certain management objectives as established by the board of directors. The agreement further provides that if we terminate Mr. Gresham for Cause (as defined in the agreement) or if Mr. Gresham voluntarily terminates his employment without Good Reason (as defined), he will be entitled to receive his base compensation through the date of termination or resignation.   Furthermore, in the event Mr. Gresham resigns his employment for Good Reason or if we terminate him without Cause, Mr. Gresham will be entitled to receive (i) his annual  base salary in effect at the time of the separation paid on a monthly basis for twelve months following separation; (ii) the acceleration of the vesting of stock options that Mr. Gresham would have been entitled to had his employment continued for an additional eighteen months beyond the separation date; and (iii) the continuation of health benefits for a period not to exceed  twelve months following separation.

The agreement includes a non-compete clause in which Mr. Gresham is prohibited from engaging, directly or indirectly, in rendering service to any person or entity that competes with nStor, commencing on the date of his employment and continuing through one year following the termination of Mr. Gresham’s employment.  The agreement also includes a non-solicitation clause in which Mr. Gresham is prohibited from, either directly or indirectly, (i) employing, attempting to employ, recruiting or otherwise soliciting the employment of nStor employees, or (ii) the solicitation of any nStor customer for a period of one year from the date of his termination.

In connection with Mr. Gresham’s employment, he was granted an option to purchase 11,500,000 shares of nStor common stock with 5,750,000 shares exercisable at $.44 per share and 5,750,000 shares exercisable at $.48 per share.  The option vests in equal quarterly installments commencing July 1, 2004 and provides for an increase or decrease to the number of shares in the event of a change in capital structure or reorganization as defined.

Lisa Hart

Effective April 21, 2004, we entered into an employment agreement with Lisa Hart under which Ms. Hart is employed as our Executive Vice President, Marketing and Alliances through December 31, 2005 at an annual base salary of $165,000. The agreement provides for automatic one year renewals, annual salary reviews for potential merit increases and annual incentive bonuses based on achievement of certain management objectives as established by the board of directors.   The agreement further provides that if we terminate Ms. Hart for Cause (as defined in the agreement) or if Ms Hart voluntarily terminates her employment without Good Reason (as defined), she will be entitled to receive her base compensation through the date of termination or resignation.  Furthermore, in the event Ms. Hart resigns her employment for Good Reason or if we terminate her without Cause, Ms. Hart will be entitled to receive (i) her annual base salary in effect at the time of the separation paid on a monthly basis for twelve months following separation; (ii) the acceleration of the vesting of stock options that Ms. Hart would have been entitled to had her employment continued for an additional twelve months beyond the separation date; and (iii) the continuation of health benefits for a period not to exceed  six months following separation.

The agreement includes a non-compete clause in which Ms. Hart is prohibited from engaging, directly or indirectly, in rendering service to any person or entity that competes with nStor, commencing on the date of her employment and continuing through one year following the termination of Ms. Hart’s employment. The agreement also includes a non-solicitation clause in which Ms. Hart is prohibited from, either directly or indirectly, (i) employing, attempting to employ, recruiting or otherwise soliciting the employment of nStor employees, or (ii) the solicitation of any nStor customer for a period of one year from the date of her termination.

In connection with Ms. Hart’s employment, she was granted an option to purchase 2,063,000 shares of nStor common stock with 1,031,500 shares exercisable at $.44 per share and 1,031,500 shares exercisable at $.48 per share.  The option vests in equal quarterly installments commencing July 1, 2004 and provides for an increase or decrease to the number of shares in the event of a change in capital structure or reorganization as defined.

Severance Agreement

Effective April 30, 2004, we entered into a Separation and Consulting Agreement with Thomas L. Gruber, our former Acting President, Chief Operating and Financial Officer.   Under the agreement, Mr. Gruber became an independent contractor through July 31, 2004 at his current rate of pay at the time of his resignation.  Mr. Gruber agreed to provide consulting services for certain specified tasks as outlined in the agreement. In connection therewith, we agreed to modify Mr. Gruber’s stock option granted to him in July 2002 to (i) allow 233,333 shares that would have vested on July 23, 2004 to vest rather than be forfeited upon his resignation, and (ii) extend the expiration date for all vested options to January 16, 2005.

Option/Stock Appreciation Rights (SAR) Grants

The following table sets forth information regarding options to purchase our common stock granted during fiscal 2004 to the Named Officers under our 2001 Stock Option Plan.  No SARs were granted.

	Individual Grants

		Percent of
		Total
	Number	Options
	of	/ SAR’s
	Securities	Granted to			Potential Realizable Value at
	Underlying	Employees	Exercise		Assumed Annual Rates of
	Options	in Fiscal	Or		Stock Price Appreciation for
	/ SAR’s	Year	Base Price	Expiration	Option Term
Name	Granted (#)	2004	($/Sh)	Date	5% ($)	10% ($)

K. Todd Gresham	5,750,000	24%	$.44	04/21/14	$4,121,103	$6,562,168
K. Todd Gresham	5,750,000	24%	$.48	04/21/14	$4,495,749	$7,158,729
H. Irwin Levy	20,000	*	$.34	10/6/14	$11,076	$17,637
Guy Carbonneau	--	--	--	--	--	--
Thomas L. Gruber	--	--	--	--	--	--
Lisa Hart	1,031,500	4%	$.44	04/21/14	$739,290	$1,177,196
Lisa Hart	1,031,500	4%	$.48	04/21/14	$806,498	$1,284,214
Bruce Menn	--	--	--	--	--	--

________
*  Less than 1%

Aggregated Fiscal Year-End Option Value Table

The following table sets forth certain information concerning exercised and unexercised stock options held by the Named Officers as of December 31, 2004.  No SARs have been granted or are outstanding.

OPTION EXERCISES DURING 2004
AND YEAR-END OPTION VALUES

	Shares		Number of		Value of Unexercised
	Acquired	Value	Unexercised Options at		In-the-Money Options at
	On Exercise	Realized	December 31, 2004 (#)		December 31, 2004 ($)(1)

Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

K. Todd Gresham	--	--	1,437,500	10,062,500	$--	$--
H. Irwin Levy	--	--	920,000	20,000	$--	$--
Guy Carbonneau	--	--	736,666	233,334	$--	$--
Thomas L. Gruber	--	--	466,666	--	$--	$--
Lisa Hart	--	--	257,872	1,805,128	$--	$--
Bruce Menn	--	--	75,000	100,000	$--	$--

___________

(1)	The closing price for our common stock, as reported by AMEX on December 31, 2004 was $.23. None of the options held by the named officers were in-the-money on that date.

Compensation Committee Interlocks and Insider Participation

The entire Board of Directors, including our Chief Executive Officer and President, K. Todd Gresham, participated in deliberations concerning compensation paid to our executive officers during 2004 because we had not established a Compensation Committee.  Mr. Gresham was not present during deliberations regarding his compensation.  In February 2005, we established a Compensation Committee consisting of E. Donald Shapiro (Chairman), H. Irwin Levy and Mark Shirman.

K. Todd Gresham serves on the board of directors of Glasshouse and is a member of its Compensation Committee.  Lisa. Hart serves on the advisory board of Glasshouse.  Mark Shirman is the founder, Chief Executive Officer, President and   a director of Glasshouse.  See discussion under Certain Relationships and Related Transactions for disclosures regarding a business relationship between nStor and Glasshouse.

Directors Compensation

Directors who are also full-time employees of ours receive no additional compensation for their services as directors.  Non-employee directors were entitled to receive $1,500 for each director’s meeting attended and $1,000 per month in their capacity as directors through October 2004.  Commencing in November, non-employee directors were entitled to earn $1,500 for each director’s meeting attended in person ($750 for each meeting attended telephonically) and $1,250 per month in their capacity as directors.  During 2004, directors’ compensation earned was as follows: H. Irwin Levy -  $15,500, Roger H. Felberbaum and Michael Wise - $14,000 each, Stanley Brenner - $15,500, E. Donald Shapiro - $14,750 and Mark Shirman - $2,750.

Commencing in February 2000, all of the then directors agreed to defer receipt of all compensation earned until certain events occur.  In November and December 2004, all of the directors with the exception of Mr. Levy, were paid their earned director’s fees as follows: Stanley Brenner - $28,500, Roger H. Felberbaum and Michael Wise - $74,000, E. Donald Shapiro - $20,250 and Mark Shirman - $2,750 . Mr. Levy’s earned director fees in the amount of $77,000 was paid in January 2005.

Under our 2001 Stock Option Plan, each director is automatically granted, effective each anniversary of said director's appointment to the Board, an option to purchase 20,000 shares of common stock at the then fair market value of our common stock.

Audit Committee

Through October 2004, each member of the Audit Committee earned $500 per month for serving on the Committee.  Commencing in November 2004, the monthly fees were discontinued and replaced with fees on a per meeting basis as follows:  Mr. Shapiro and Mr. Wise are entitled to earn $1,000 for each Audit Committee meeting attended; and the Chairman, Mr. Brenner, is entitled to earn $1,500 for each meeting he chairs.

Commencing January 2003, Audit Committee member Michael Wise agreed to defer receipt of Audit Committee fees earned.  In November 2004, Mr. Wise was paid all fees earned by him through October 2004 in the amount of $12,000.  Mr. Brenner and Mr. Shapiro were paid monthly during 2004.

Report on Executive Compensation

During 2004, our board of directors administered the compensation program for executive officers.

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

Our executive compensation program for 2004 generally consisted of three components:  (i) monthly compensation for non-employee directors, (ii) an annual salary and incentive bonuses for the executive officers and (iii) a long-term component consisting of grants of stock options to non-employee directors/officers.  See "Directors Compensation" for amounts earned by non-employee directors and a discussion regarding automatic annual option grants.

Mr. Levy did not receive compensation for serving as our Chief Executive Officer.

                                                                                                                 Respectfully submitted,

                                                                                                                 Stanley Brenner
                                                                                                                 Roger H. Felberbaum
                                                                                                                 K. Todd Gresham
                                                                                                                 H. Irwin Levy
                                                                                                                 E. Donald Shapiro
                                                                                                                 Mark Shirman
                                                                                                                 Michael L. Wise

Performance Table

The following table compares the five-year cumulative return on our common stock to total returns on the Standard and Poor's Smallcap 600 Index ("S&P Smallcap 600") and a component peer group of Standard and Poor's 500 Information Technology ("S&P 500 Information Technology").  The table assumes that the value of the investment in our common stock, the S&P Smallcap 600 and the S&P 500 Information Technology peer group was $100 on December 31, 1999, and that all dividends were reinvested.

Comparison of Five Year Cumulative Total Returns

	Base Date Dec. 1,	December 31,

Company Index	1999	2000	2001	2002	2003	2004

nStor Technologies, Inc.	$100	$57.14	$12.80	$9.60	$22.86	$10.51
S&P Smallcap 600	$100	$111.80	$119.11	$101.68	$141.13	$173.09
S&P 500 Information Technology	$100	$59.10	$43.81	$27.42	$40.37	$41.40

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2005, information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and Named Officers and (iii) all our directors and executive officers as a group.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership (1)		Outstanding Shares

Barry S. Halperin (2) 500 Southeast Fifth Avenue – Penthouse #01 Boca Raton, FL 33432	53,149,392	(2)	32.2%

H. Irwin Levy 1601 Forum Place, Suite 500 West Palm Beach, FL 33401	24,455,906	(3)	14.7%

Pacific USA Holdings Corp. (4) 2901 North Dallas Parkway – Suite 100 Plano, TX 75093	24,410,676		14.8%

Pacific Electric Wire & Cable Co., Ltd. (4) 2901 North Dallas Parkway – Suite 100 Plano, TX 75093	24,410,676		14.8%

Bernard Marden Two North Breakers Row Apartment N – Penthouse #3 Palm Beach, FL 33480	21,411,114	(5)	12.9%

Stanley Brenner	36,600	(6)	*

Guy Carbonneau	752,216		*

Roger H. Felberbaum	282,500	(7)	*

K. Todd Gresham	2,875,000		1.7%

Thomas L. Gruber	--		--

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership (1)		Outstanding Shares

Lisa Hart	515,750		*

Bruce Menn	75,000		*

E. Donald Shapiro	76,600	(8)	*

Mark Shirman	50,000		*

Michael L. Wise	679,112	(9)	*

All executive officers and directors as a group (13 persons)	27,073,831		16.1%

*Less than 1%.

(1)

Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares of common stock shown as beneficially owned by such stockholder.  For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options, warrants and convertible instruments that are exercisable within 60 days of the date hereof:  Mr. Levy – 920,000 shares; Mr. Marden – 343,750 shares; Mr. Brenner – 20,000 shares; Mr. Carbonneau – 736,666 shares; Mr. Felberbaum – 100,000 shares; Mr. Gresham – 2,875,000 shares; Ms. Hart – 515,750 shares; Mr. Menn – 75,000 shares; Mr. Shapiro – 20,000 shares; Mr. Wise - 272,000 shares; and all executive officers and directors as a group – 2,675,332 shares.

(2)

Barry S. Halperin (Mr. Halperin) is the son of Maurice Halperin, our former Chairman of the Board of Directors until his death in April 2003.  Mr. Halperin was qualified to act as Personal Representative of Maurice Halperin’s estate on June 2, 2003 and is deemed to have acquired beneficial ownership of the securities in his father’s estate at that time.  Shares presented consists of 50,015,048 shares owned indirectly through Halco Investments, L.C. and controlled by Mr. Halperin, 3,019,744 shares owned directly by Mr. Halperin, and 114,600 shares owned by the Halperin Foundation in which Mr. Halperin is a co-trustee with his sibling, Carol Minkin.

(3)

Includes 5,534,357 shares owned indirectly by corporations controlled by Mr. Levy, 1,000 shares owned jointly with Mr. Levy’s spouse and 4,000,000 shares owned by Mr. Levy’s spouse.  Excludes 218,750 shares beneficially owned by Cenvill Recreation, Inc., an affiliate of ours. Mr. Levy owns 1% of the outstanding common stock of Cenvill Recreation.  In addition, Mr. Levy owns 9,100 shares of Series M Convertible Preferred Stock that is convertible commencing January 13, 2006 into 36,400,000 shares of common stock which may be voted on an as converted basis.

(4)

Pacific Electric Wire & Cable Co., Ltd is the parent corporation of Pacific USA Holdings Corp., which is the parent corporation of Pacific Technology Group, Inc. (the shareholder) and as such, may be deemed the beneficial owner of the shares held by such entities.

(5)	Includes 4,080,058 shares owned indirectly by a trust for which Mr. Marden is a trustee.
(6)	Includes 16,600 shares owned by Mr. Brenner’s spouse as to which Mr. Brenner disclaims beneficial ownership.
(7)	Includes 7,500 shares held by Mr. Felberbaum’s spouse.
(8)	Includes 56,600 shares owned by Mr. Shapiro’s spouse as to which Mr. Shapiro disclaims beneficial ownership.
(9)

Includes 143,002 shares owned indirectly as follows, as to which Mr. Wise disclaims beneficial ownership:  92,602 shares owned by Mr. Wise's spouse, and 50,400 shares owned jointly by Mr. Wise's spouse and his mother.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

(c)
			(b)	Number of
			Weighted	Securities
	(a)		Average	Remaining
	Number of		Exercise Price	Available for
	Securities to be		Of	Future Issuance
	Issued Upon		Outstanding	Under Equity
	Exercise of		Options,	Compensation
	Outstanding		Warrants	Plans (Excluding
	Options, Warrants		and Rights	Securities Reflected
	and Rights (#)		($)	in Column (a))

Equity compensation plans approved by shareholders	9,055,834	(1), (2)	(3), (4)	--

Equity compensation plans not approved by shareholders	16,281,801	(2)	(4)	--

Total equity compensation plans	25,337,635			--

(1)

Includes 1,555,834 shares of our common stock to be issued upon exercise of options granted under our 1996 Stock Option Plan (the 1996 Plan) and 7,500,000 shares of our common stock to be issued upon exercise of options granted under our 2001 Stock Option Plan (the 2001 Plan).

(2)

We are authorized to issue options to purchase up to 7,500,000 shares of our common stock under our 2001 Plan (the “Authorized Options”). In 2004, we conditionally granted options to purchase an additional 16,281,801 shares of our common stock (the “Conditional Options”) in excess of the Authorized Options under our 2001 Plan.  The grant of the Conditional Options will not be effective until we amend the 2001 Plan to increase the number of authorized shares available for issuance thereunder .  We intend to seek shareholder approval to increase the number of shares reserved under the 2001 Plan at our next annual meeting.

(3)	The weighted average exercise price per share of outstanding options under our 1996 Plan is $1.99.
(4)

The aggregate weighted average exercise price of the Authorized Options and the Conditional Options is $.40. It is not possible to separate the weighted average exercise price per share for the Authorized Options from the weighted average exercise price per share for the Conditional Option.

Item 13.   Certain Relationships and Related Transactions

Loans and/or Investments Made by Directors

H. Irwin Levy

The following table presents transactions that occurred during 2004 regarding borrowings from Mr. Levy (in thousands):

Balance at beginning of year	$6,941
Advances	6,894
Repayments	(1,810)
In connection with extensions of maturity dates:
Accrued interest added to loans	240
Accrued out of pocket business expenses added to loan	46
Note purchased from unrelated third party	118
Other	(4)

Balance at end of year	$12,425

Effective January 13, 2005, $9.1 million of borrowings from Mr. Levy was satisfied through the issuance of our newly created Series M Convertible Preferred Stock.  The remaining borrowings of $3.3 million includes (i) a $3.15 million promissory note due April 16, 2006, as extended, accruing interest at 6% effective August 1, 2004 (reduction from 8%), payable monthly, and (ii) a $175,000 convertible note due April 16, 2006, as extended, accruing interest at 8%, payable monthly, and convertible into nStor common stock at a conversion price of $.80 per share.

Advances of $1.8 million made by Mr. Levy during 2003 and 2004 were collateralized by 5,000,000 shares of common stock of Stonehouse, pursuant to a Stock Pledge Agreement dated October 23, 2003.  This collateral was released in connection with our disposition of Stonehouse in November 2004.

No interest was paid to Mr. Levy in cash during year ended December 31, 2004.  Effective December 31, 2004, Mr. Levy forgave $566,000 of accrued and unpaid interest.

In connection with the Company’s outsource manufacturing contract, Mr. Levy provided collateral for a bank to issue a $1 million letter of credit (“LC”) for the benefit of the contractor, subsequently reduced to $500,000. We bore the cost of all fees in connection with the LC and agreed to indemnify Mr. Levy for any amounts paid by Mr. Levy as a result of any drawing upon the LC.  No amounts had been drawn on the LC when it expired September 24, 2004.

Loans Made by 5% Shareholder

At December 31, 2004, Bernard Marden, held a $175,000 convertible note which is convertible at Mr. Marden’s option into our common stock based on a conversion price of $.80 per share (the average of the high and low sales prices for nStor common stock two days following the issuance of a specified public announcement).  On September 30, 2004, the note was extended to April 16, 2006.

Hilcoast Advisory Services, Inc. (Advisor) and Cenvill Recreation, Inc. (Cenvill)

Commencing in October 1999, we entered into an agreement in which we have been charged $5,000 per month, plus reimbursement of out-of-pocket business expenses, from Advisor for certain financial consulting and administrative services provided to us.  Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority shareholder of Advisor's parent, and Jack Jaiven, our Vice President, Treasurer and Interim Chief Financial Officer, is an officer of Advisor.  Since February 2000, Advisor had agreed to defer receipt of these fees.  Effective November 30, 2004, the agreement was terminated and $250,000 representing the unpaid monthly fee since October 2000 was forgiven.  Effective December 1, 2004, we entered into a new advisory agreement with Cenvill to provide similar services as provided by Advisor for $5,000 per month.  Mr. Levy is a director, officer and shareholder of Cenvill and Mr. Jaiven is an officer of Cenvill.

Meritage

Prior to K. Todd  Gresham’s employment as our Chief Executive Officer and President in April 2004, we engaged Meritage to provide consulting services from January 2004 until Mr. Gresham’s employment in April 2004.  During this period, we paid a total of $284,414 to Meritage comprised of $244,188 in consulting fees and $40,226 in out of pocket business expenses.

Glasshouse

Glasshouse provides customer support and services to nStor customers.  We paid Glasshouse $46,000 during the year ended December 31, 2004.

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

Item 14.   Principal Accountant Fees and Services

Fees billed for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories, are as follows (in thousands):

	2004	2003

Audit fees	$131,210	$116,300
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

Total	$131,210	$116,300

Fees for audit services include fees associated with our annual audit, audit of our 401-K plan, reviews of our quarterly reports on Form 10-Q and assistance with and review of documents filed with the SEC.

Our Audit Committee has adopted a policy requiring advance approval of all professional services performed by our independent auditor.  All of the services described above under “Audit Fees” for fiscal 2004 and fiscal 2003 were pre-approved by the Audit Committee.

EXHIBIT INDEX

14    Code of Business Conduct and Ethics as adopted by the Board of Directors as of July 1, 2004

23     Consent of Independent Registered Public Accounting Firm dated May 2, 2004, signed by Swenson Advisors, LLP.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

Dated April 29, 2005                                            By:    /s/ JACK JAIVEN
                                                                                  Jack Jaiven
                                                                                 Interim Chief Financial Officer, Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 29, 2005                                                        /s/ H. IRWIN LEVY
                                                                                  H. Irwin Levy, Chairman of the Board

April 29, 2005                                                        /s/ STANLEY BRENNER
                                                                                  Stanley Brenner, Director

______, 2005
                                                                                  Roger H. Felberbaum, Director

April 29, 2005                                                        /s/ TODD GRESHAM
                                                                                  Todd Gresham, Chief Executive Officer, President and Director

April 29, 2005                                                        /s/ E. DONALD SHAPIRO
                                                                                  E. Donald Shapiro, Director

______, 2005
                                                                                  Mark Shirman, Director

______, 2005
                                                                                  Michael L. Wise, Director