Form 10-Q
period 2005-03-31
NSTOR TECHNOLOGIES INC
filed 2005-05-11
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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

The number of shares outstanding of each of the registrant’s Common Stock, par value $0.05 per share; as of April 30, 2005 was 165,097,838 shares.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2005	December 31,
	(unaudited)	2004

ASSETS
Current assets:
Cash and cash equivalents	$327	$1,272
Accounts receivable, net	1,468	1,805
Note receivable	200	626
Inventories	1,582	1,882
Prepaid expenses and other	324	295

Total current assets	3,901	5,880

Property and equipment, net of $441 and $378 of accumulated depreciation	462	512
Goodwill, net of $807 of accumulated amortization	1,989	1,989
Note receivable	426	417

	$6,778	$8,798

LIABILITIES
Current liabilities:
Borrowings - Affiliate	$--	$9,100
Accounts payables and other	2,834	2,543

Total current liabilities	2,834	11,643

Long-term debt (including $3,325 to Affiliate)	3,650	3,650

Total liabilities	6,484	15,293

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par; 1,000,000 shares authorized; 9,100 and 0 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,097,838 shares issued and outstanding at March 31, 2005 and December 31, 2004	8,254	8,254
Additional paid-in capital	117,504	108,404
Deficit	(125,464)	(123,153)

Total shareholders’ equity (deficit)	294	(6,495)

	$6,778	$8,798

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2005	2004

Sales	$3,181	$2,248
Cost of sales	2,262	1,740

Gross margin	919	508

Operating expenses:
Selling, general and administrative	1,992	1,273
Research and development	1,111	1,011
Depreciation	62	53

Total operating expenses	3,165	2,337

Loss from operations	(2,246)	(1,829)

Interest expense	(65)	(179)

Loss from continuing operations	(2,311)	(2,008)

Income (loss) from discontinued operations	97	(128)

Net loss before preferred stock dividends	(2,214)	(2,136)

Preferred stock dividends	(97)	--

Net loss available to common stock	$(2,311)	$(2,136)

Basic and diluted net loss per common share:
Loss from continuing operations	$(.01)	$(.01)
Income (loss) from discontinued operations	--	--

	$(.01)	$(.01)

Weighted average number of common shares considered outstanding, basic and diluted	165,097,838	165,069,596

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In

	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2004	165,097,838	$8,254	--	$--	$108,404	$(123,153)	$(6,495)

Issuance of Series M Convertible Preferred Stock in satisfaction of borrowings			9,100	--	9,100		9,100

Net loss available to common stock for the three months ended March 31, 2005						(2,311)	(2,311)

Balances, March 31, 2005	165,097,838	$8,254	9,100	$--	$117,504	$(125,464)	$294

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Loss from continuing operations	$(2,311)	$(2,008)
Adjustments to reconcile loss to net cash used in continuing operations:
Depreciation	62	53
Provision for inventory reserve	25	68
Provision for uncollectable accounts	40	--
Amortization of discount on note	(9)	--
Changes in assets and liabilities, net of effects from acquisition:
Decrease (increase) in accounts receivable	297	(196)
Decrease in inventories	275	476
(Increase) decrease in prepaid expenses and other assets	(29)	87
Increase in accounts payable and other liabilities	194	207

NET CASH USED IN OPERATING ACTIVITIES	(1,456)	(1,313)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Additions to property and equipment	(12)	(243)

NET CASH USED IN INVESTING ACTIVITIES	(12)	(243)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from sale of note receivable	426	--
Proceeds from other borrowings	--	1,622
Repayments on other borrowings	--	(25)
Exercise of stock options	--	3

NET CASH PROVIDED BY FINANCING ACTIVITIES	426	1,600

Net (decrease) increase in cash and cash equivalents for continuing operations during the period	(1,042)	44
Net increase in cash provided by discontinued operations	97	--
Cash and cash equivalents for continuing operations at the beginning of the period	1,272	--

Cash and cash equivalents for continuing operations at the end of the period	$327	$44

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$57	$57

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

NON CASH FINANCING ACTIVITIES:
Satisfaction of borrowings by issuing Series M Convertible Preferred Stock	$9,100	$--

SUPPLEMENTAL DISCLOSURE OF DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	$97	$(36)

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

             BUSINESS

The Company, through its wholly-owned subsidiary, nStor Corporation, Inc., delivers storage solutions that secure and protect critical information.  Serving both OEM  (Original Equipment Manufacturer) and SI (solution integrator) customers, the Company provides innovative technology solutions encompassing storage hardware, software, services and applications, designed to help businesses solve some of their greatest challenges.  The Company is a supplier of flexible, high-performance and intelligent data storage solutions (Storage Solutions) with a product family that includes application-driven storage platforms, Redundant Array of Independent Disks (RAID) controllers, storage management software and services.

The Company operated in a second business segment, Telemanagement Solutions, until the November 2004 sale of the Company’s interest in Stonehouse Technologies, Inc. (“Stonehouse”)(the “Stonehouse Disposition - see Note 2 to the Consolidated Financial Statements).  Stonehouse is a provider of telecommunications software and services solutions that help large enterprises manage their communications expenses, assets and processes.

As a result of the Stonehouse Disposition, all historical financial information for the Company’s former Telemanagement Solutions business has been aggregated and reclassified as discontinued operations in the accompanying Consolidated Statement of Operations.  Accordingly, Storage Solutions activities are synonymous with continuing operations, and Telemanagement Solutions activities are synonymous with discontinued operations in the accompanying Consolidated Statement of Operations.

            BASIS OF PRESENTATION

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, consisting only of recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented.  These interim results of operations are not necessarily indicative of results for the entire year.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

            GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2004 and 2003, the Company experienced net losses of $9.8 million and $6 million, respectively, as well as negative cash flows from operations during those years.  The 2004 loss included a $2.6 million non-cash charge for impairment of goodwill in connection with the Stonehouse Disposition.  During the three months ended March 31, 2005 the Company's net loss available to common stock amounted to $2.3 million.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Effective January 13, 2005, the Company satisfied $9.1 million of current borrowings from H. Irwin Levy, the Company’s Chairman of the Board and a significant shareholder, through the issuance of a newly created Series M Convertible Preferred Stock with a stated value of $9.1 million. The Company’s remaining borrowings at March 31, 2005 consist of $3.65 million, including $3.3 million from Mr. Levy, or companies affiliated with Mr. Levy (collectively “Mr. Levy”), maturing April 2006.

Effective November 13, 2004, the Company sold all of the capital stock it owned in Stonehouse, its telemanagement solutions subsidiary (the “Stonehouse Disposition”).  The Stonehouse Disposition generated approximately $4.9 million in cash, net of transaction costs (see Note 2 to Consolidated Financial Statements).  In addition, the Company received a $626,000 twelve-month note receivable (“Twelve Month Note”) and a $453,000 thirty-six month note receivable (“Thirty-Six Month Note”) from the purchaser.

On March 29, 2005, the Company agreed to sell its Twelve Month Note received in the Stonehouse Disposition to Mr. Levy for $626,000.  Mr. Levy paid $426,000 in cash on that date and paid the remaining $200,000, plus interest at 8% per annum, on April 14, 2005.

Beginning in the second quarter of 2004, the Company was successful in attracting a new executive management team with substantial experience in the data storage industry, headed by Todd Gresham as our Chief Executive Officer and President.  As a result of the new management team’s efforts in implementing sales, marketing and product development strategies, the Company has experienced significant increases in revenue and gross margins while diversifying its customer base.  For the nine month period ended March 31, 2005, following Mr. Gresham’s appointment, our sales increased $2.8 million over the previous nine month period, and gross margins increased from 23% to 32%.

At March 31, 2005, our cash and cash equivalents amounted to $327,000.  The Company is currently exploring corporate strategies and alternatives for raising additional debt or equity capital to finance its short-term and long-term plans, as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows.  However, there can be no assurance that such required additional funds will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.  The Company has insufficient liquidity to fund its operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

            REVENUE RECOGNITION

In accordance with provisions of the AICPA (American Institute of Certified Public Accountants) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, and related accounting guidance, revenues from license fees and computer software sales were recognized when persuasive evidence of a sales arrangement existed, delivery and acceptance of the license fees and software had occurred, the price was fixed or determinable, and collectability was reasonably assured.  As transactions occur, the Company assesses a number of factors including purchase order terms, completion and timing of delivery to the common-carrier, past transaction history with the customer, the credit worthiness of the customer, and current payment terms.  The Company generally recognizes revenue when products are shipped, net of an allowance for returns and warranty costs, but may, based on management’s judgments and estimates, defer recognition until cash is received.  Customer service revenues are deferred at the time of sale and are included in income on a straight-line basis over the term of the agreement, generally for one year.

            INDEMNIFICATION ARRANGEMENTS AND GUARANTEES

In accordance with the provisions of FASB (Financial Accounting Standards Board) Interpretation No. 45 (FIN 45),

“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of , upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The following disclosures are made with respect to the Company’s product warranties, guarantees and various indemnification arrangements.

The Company’s standard warranty is a three-year return-to-factory hardware warranty and a 90-day software warranty.  The Company recorded $265,000 in warranty reserves during 2004 and $50,000 during the first quarter of 2005.  There can be no assurance that future warranty claimswill not have a material adverse effect on the Company’s future financial condition and operating results.

In November 2003, nStor Technologies, Inc. became the guarantor for its Storage Solutions subsidiary indebtedness under an Accounts Receivable Purchase Agreement (see Note 3 to Consolidated Financial Statements).  Under FIN 45, a parent’s guarantee of its subsidiary debt to a third party does not require recognition as a liability.  Under the Purchase Agreement, the Company is obligated to repay the financial institution for the unpaid balance of any purchased receivables not paid within 90 days.

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

            RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on operating results previously reported.  The results of operations for our former Telemanagement Solutions business for the three months ended March 31, 2004 has been reported as Loss from Discontinued Operations.

            GOODWILL

Goodwill, representing the excess of the cost of an acquired business over the fair value of net assets acquired, is carried at cost and, through December 31, 2001, was amortized under the straight line method over seven years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and certain intangible assets no longer be amortized, but instead be tested at least annually for impairment.  Accordingly, the Company discontinued its amortization of goodwill effective January 1, 2002.

During early 2005, the Company engaged an independent valuation firm to prepare an impairment analysis of the Company’s goodwill.  Based on this analysis, the Company’s goodwill is not considered to be impaired as of January 1, 2005.

            RESEARCH AND DEVELOPMENT COSTS (“R&D”)

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

During the three months ended March 31, 2005 and 2004, the Company granted options to purchase 1,515,000 shares and 205,000 shares of common stock, respectively.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended
	March 31,

	2005	2004

Risk-free interest rates	3.67% – 4.18%	3.0% – 3.3%
Expected lives (in years)	5	5
Expected volatility	79% – 85%	86% – 88%
Expected dividend yield	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Three Months Ended
	March 31,

	2005	2004

Net loss available to common stock:
As reported	$(2,311)	$(2,136)
Add total stock-based employee compensation expense using the fair value method	(266)	(81)

Pro forma	$(2,577)	$(2,217)

Basic and diluted net loss per common share:
As reported	$(.01)	$(.01)
Pro forma	$(.02)	$(.01)

            RECENT AUTHORITATIVE PRONOUNCEMENTS

FIN No. 45.  In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect FIN 47 to affect the Company’s financial condition or results of operations.

SFAS No. 123(R). - On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer an acceptable alternative.

The Company expects to adopt SFAS No. 123(R) effective January 1, 2006, the latest date on which it must be adopted, using the modified-prospective method whereby compensation cost will be recognized beginning January 1, 2006 based on the requirements of SFAS No. 123(R) for all (i) share-based payments granted after that date, and (ii) awards granted to employees prior to January 1, 2006 that remain unvested on that date.

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

EITF Issue 04-8. In September 2004, the EITF (Emerging Issues Task Force) reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted earnings per share. The guidance is effective for all periods ending after December 15, 2004. The Company’s adoption in December 2004 of EITF 04-8 did not have an impact on the Company’s loss per share calculation and is not expected to have a material impact in the future.

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

(2) DISCONTINUED OPERATIONS

Effective November 13, 2004, the Company sold its 93% ownership in the capital stock of Stonehouse to Palo Alto Acquisition Corporation, a wholly-owned subsidiary of Symphony Service Corp.  The aggregate sales price to the Company was $6.7 million, including $5.6 million in cash, a $626,000 Twelve-Month Note and a $453,000 Thirty-Six Month Note, both bearing interest at five percent per annum, payable at maturity.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”,  the Company has presented the results of operations for Stonehouse for the three months ended March 31, 2004 as Loss from Discontinued Operations in the Consolidated Statements of Operations, which is composed of the following (in thousands):

Sales	$1,653
Cost of sales	1,029

Gross margin	624

Operating expenses	745

Loss from operations	(121)
Interest expense	(7)

Loss from discontinued operations	$(128)

The $97,000 income from discontinued operations for the three months ended March 31, 2005 represents the settlement of claims filed in connection with the December 2002 Chapter 11 filing by Pacific USA Holdings Corp., the parent company of Pacific Technology Group, Inc. (PTG).  The Company acquired Stonehouse from PTG in June 2002.

(3)  BORROWINGS

The Company's borrowings consisted of the following (in thousands):

	March 31,
	2005	December 31,
	(unaudited)	2004

Current (a):
Affiliate - Notes payable to Mr. Levy, interest principally at 8% per annum, payable at maturity on January 15, 2005	$--	$9,100

Long Term (b):
Affiliate - Notes payable to companies affiliated with Mr. Levy, interest principally at 6% per annum, payable monthly, maturing April 15, 2006	$3,325	$3,325

Other – Notes payable to private investors, interest at 8% per annum, payable monthly, maturing April 15, 2006	325	325

	$3,650	$3,650

a) Current Borrowings

Effective January 13, 2005, the $9.1 million of current borrowings at December 31, 2004 was satisfied through the issuance of the Company’s newly created Series M Convertible Preferred Stock with a stated value of $9.1 million.  The Preferred Stock accrues dividends at 5% per annum, payable quarterly, and is convertible into common stock at the request of Mr. Levy at $.25 per share beginning January 13, 2006.  The Company has the right, at any time, to redeem all or a portion of the Preferred Stock at a redemption price equal to the stated value of the Preferred Stock plus any accrued and unpaid interest.

b) Long Term Borrowings

Long term borrowings include $500,000 (including $175,000 from a company affiliated with Mr. Levy) which is convertible at the holders' request into the Company’s common stock based on a conversion price of $.80 per share.

Factored Receivables

In November 2003, the Company entered into a one-year Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The remaining 20% of eligible receivables is remitted to the Company, less applicable fees, upon collection of the invoice in full.  The Agreement is collateralized by substantially all of the assets of the Company’s subsidiary and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days.  This Agreement matures on September 30, 2005, as extended.  At March 31, 2005, the unpaid balance of Purchased Receivables amounted to approximately $1.3 million,  a significant amount of which were collected in April 2005.

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

As of December 31, 2004, there were unused net operating loss carryforwards (the "NOL's") for regular federal income tax purposes of approximately $75.9 million and approximately $18.7 million for California tax purposes, expiring from 2006 through 2024 and 2005 through 2014, respectively.  In addition, the Company has research and development tax credit carryforwards of approximately $1.3 million, which expire from 2005 through 2024 and in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT credit carryforwards of approximately $770,000, which may be used indefinitely to reduce regular federal income taxes.

Under Internal Revenue Code Section 382, in connection with a 1999 acquisition, the usage of approximately $8 million of federal NOL's and approximately $2 million of California NOL's is limited annually to approximately $400,000.  The usage of certain tax credit carryforwards is also subject to limitation.  In addition, in connection with the Stonehouse Disposition, the usage of approximately $3.8 million of federal NOL's that were attributable to Stonehouse are no longer available to the Company.

At March 31, 2005 and December 31, 2004, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL’s will not be realized based on recent operating results.

(5)  SALES TO SIGNIFICANT CUSTOMERS

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the three months ended March 31, 2005, sales to a single customer accounted for 11% of the Company's sales.  During the three months ended March 31, 2004, sales to two customers accounted for 22% and 11% of the Company's sales.

For the three months ended March 31, 2005 and 2004, sales to geographic areas other than the United States aggregated 34% and 41%, respectively, principally in the Pacific Rim.

(6)  COMMITMENTS AND CONTINGENCIES

             LITIGATION

In February 2002, W. David Sykes, the Company's former Executive Vice President of Marketing and Sales, filed a complaint against the Company's Storage Solutions subsidiary in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with the Company.  The Company believes that it acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon its guaranty of the terms and conditions of the employment agreement between Mr. Sykes and the Company's subsidiary.  In June 2003, the Company filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information .  The Company intends to vigorously defend Mr. Sykes' claims and does not believe at this time that the litigation will have a material adverse impact on the Company.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business.  In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business, operations or cash flows.

(7)  RELATED PARTY TRANSACTIONS

See Notes 1, 3 and 8 to Consolidated Financial Statements for a discussion of transactions involving Mr. Levy.  In addition, since 1999, the Company has engaged a company affiliated with Mr. Levy to provide certain financial consulting and administrative services for $5,000 per month plus reimbursement of out of pocket business expenses.

Glasshouse Technologies, Inc. (“Glasshouse”) provides customer support and services to the Company’s customers.  The Company paid Glasshouse $22,000 during the first quarter of 2005 and $46,000 in 2004.  Mark Shirman, the founder and Chief Executive Officer of Glasshouse, is a director of nStor.  In addition, Todd Gresham, the Company’s Chief Executive Officer, President and a director, serves on the board of directors of Glasshouse and Lisa Hart, the Company’s Executive Vice President, Marketing and Alliances, serves on the advisory board of Glasshouse.

(8)  SUBSEQUENT EVENT

Effective May 11, 2005, Mr. Levy agreed to purchase the Company’s $453,000 Thirty-Six Month Note for $350,000.  The Company has the right to repurchase the Note through November 11, 2005 for $350,000 plus 6% per annum thereon through the date of repurchase.

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

Overview

Since 1996, we have been a developer of storage products and services that support data networks using advanced technologies which we refer to as “Storage Solutions”.  We design, manufacture and provide flexible, high performance and intelligent Storage Solutions that are sold to a network of OEM’s and SI’s under the nStor brand or the unique brand of respective distribution partners.  A significant portion of our company has a technology focus and is dedicated to research and development.

From June 2002 through November 2004, we operated in a second business segment through our former operating subsidiary, Stonehouse, which we referred to as our Telemanagement Solutions business.  Effective November 13, 2004, we completed the sale of Stonehouse.

The headquarters for our Storage Solutions business and our executive offices are located in Carlsbad, California.  We also operate a research and development center in Lake Mary, Florida for the design, development and testing of our storage enclosure and controller technologies.  Our current product family includes applications-driven storage platforms, RAID controllers, and storage management software.

Our Storage Solutions business has established a strong foundation and reputation for quality products, in addition to strong service and support for customers worldwide.  However, a number of significant challenges have resulted in our company reporting recurring net losses and prevented us from achieving net positive cash flows from operations.  These challenges included: (1) limited cash resources that has restricted our ability to fund certain sales, marketing, product development and other initiatives, (2) key personnel issues, and (3) a downturn in the data storage industry and the economy in general.

Our Storage Solutions business is based on a strong technological foundation, and has been validated through awards of various major OEM contracts.  Additionally, given the significant growth potential of the SMB/SME (small-medium business / small-medium enterprise) segment of the data storage market, coupled with products that are tailored for this market space, we believe we are well positioned to achieve growth in this space.  We also believe that a critical component necessary for the future success of our Storage Solutions business was our employment of an experienced and proven management team during 2004, headed by Todd Gresham as our Chief Executive Officer and President. The team has implemented marketing, sales and product development strategies, resulting in a significant increase in our customer base and putting us in a position to capture an increased market share of the rapidly growing SMB/SME market.  As a result of these efforts, our revenues for the nine month period ending March 31, 2005, following Mr. Gresham’s appointment, increased $2.8 million over the previous nine month period, and gross margins increased from 23% to 32%. We are currently transitioning the company toward providing a more complete data storage solution, including adding new software applications and related functionality, and expanding our current sales channel development efforts.

The most critical challenge we face is obtaining adequate funds to cover our working capital needs until we begin to generate positive cash flows.  Historically, we obtained the majority of our funds through equity and/or debt capital from Mr. Levy and other private investors. As a result of the Stonehouse Disposition in November 2004, we received approximately $4.9 million in cash, net of transaction costs, of which $1.8 million was used to repay certain loans from Mr. Levy.  At March 31, 2005, our cash and cash equivalents amounted to $327,000.  We are currently exploring various corporate strategies and alternatives for raising additional debt or equity capital; however, we cannot project with any degree of certainty that such funds will be available on terms that are acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

Other ongoing challenges include; (1) providing existing major OEM customers with the resources and assistance necessary for them to accelerate sales volumes; (2) continuing to design and develop innovative and competitive products on a timely basis; (3) anticipating changing trends in customer demand; (4) integrating value-added software into our hardware offerings which can be customized for customers; (5) identifying and developing key applications for departmental workgroups and SMB/SME’s across selected key vertical markets; and (6) effectively managing our contract manufacturers and controlling operating costs.

Results of Operations

Three Months Ended March 31, 2005 vs. March 31, 2004

As a result of the Stonehouse Disposition, the historical results of operations for the three months ended March 31, 2004 for our former Telemanagement Solutions business have been aggregated and reclassified as discontinued operations.  Our continuing operations represents our Storage Solutions business.

We reported a net loss before preferred stock dividends of $2.2 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively, comprised of a $2.3 million loss from continuing operations and a $97,000 income from discontinued operations in 2005 and a $2 million loss from continuing operations and a $128,000 loss from discontinued operations in 2004, respectively.

We believe that a more appropriate measure of our underlying operating results excludes discontinued operations and non-cash and non-operational items, which management uses internally as a measure of the performance of our operations.  Loss before discontinued operations and non-cash and non-operational items should be considered in addition to, and not as an alternative for, or superior to, net loss or other measures of financial performance prepared in accordance with Generally Accepted Accounting Principles (GAAP). The following table presents a reconciliation of our loss before discontinued operations, non-cash and non-operational items to net loss available to common stock (in thousands).

	Three Months Ended March 31,

	2005	2004

Sales	$3,181	$2,248
Cost of sales	2,262	1,740

Gross margin	919	508

Operating expenses:
Selling, general and administrative	1,992	1,273
Research and development	1,111	1,011

Total operating expenses	3,103	2,284

Loss before discontinued operations, non-cash and non-operational items	(2,184)	(1,776)

Discontinued operations, non-cash and non-operational items:
Discontinued operations	97	(128)
Interest expense	(65)	(179)
Depreciation	(62)	(53)
Preferred stock dividends	(97)	--

Total discontinued operations, non-cash and non- operational items	(127)	(360)

Net loss available to common stock	$(2,311)	$(2,136)

            Sales

The following table presents Storage Solutions Sales information (in thousands):

	Three Months Ended March 31,

	2005		2004

	$	%	$	%

Indirect sales	$2,780	87%	$2,020	90%
Direct sales, service and other	401	13	228	10

	$3,181	100%	$2,248	100%

Domestic	$2,096	66%	$1,318	59%
Foreign	1,085	34	930	41

	$3,181	100%	$2,248	100%

For the three months ended March 31, 2005, we realized an overall increase in sales of $933,000, or 42%.  We have been successful in diversifying our customer base as evidenced by the fact that during the 2005 three month period, sales to a single customer represented 11% of our sales while during the 2004 period, sales to two customers accounted for 33% of sales.  In addition, during the first quarter of 2005, new bookings of approximately $4.2 million resulted in a March 31, 2005 backlog of orders of approximately $2.2 million, substantially all of which is scheduled to be shipped during the second quarter.  These amounts represent the highest level of quarterly bookings and the highest quarter end backlog in our recent history.

We expect a further increase in sales during the remainder of 2005 as a result of our recent success in reaching agreements with new customers.

            Cost of Sales / Gross Margins

Cost of sales for the first quarter of 2005 was $2.3 million, producing a gross margin of 29%, as compared to 2004 when cost of sales was $1.7 million representing a 23% gross margin.  The improved gross margin principally reflects more effective control of our direct material costs.  We expect gross margins to increase during the remainder of 2005.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time.  Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Operating Expenses

            Selling, General and Administrative (SG&A)

SG&A increased $719,000, or 56% during the 2005 period primarily as a result of additional salaries, compensation and related costs associated with our sales and marketing efforts.  We do not expect significant increases in SG&A during the remainder of 2005.

            Research and Development (R&D)

R&D costs increased by $100,000, or 10% for the 2005 first quarter, primarily the result of additional salaries, prototype, testing and other related costs attributable to our continuing product development efforts.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive.

Interest Expense

Interest Expense declined $114,000 in the 2005 quarter primarily due to the January 13, 2005 satisfaction of $9.1 million in borrowings from Mr. Levy through the issuance of our newly created Series M Convertible Preferred Stock.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2004 and 2003, we experienced net losses of $9.8 million and $6 million, respectively, as well as negative cash flows from operations during those years.  The 2004 loss included a $2.6 million non-cash charge for impairment of goodwill in connection with the Stonehouse Disposition in November 2004.  During the three months ended March 31, 2005, our net loss before preferred stock dividends amounted to $2.2 million.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

Effective January 13, 2005, we satisfied $9.1 million of current borrowings from Mr. Levy through the issuance of a newly created Series M Convertible Preferred Stock with a stated value of $9.1 million.  Our only remaining borrowings consist of $3.65 million, including $3.3 million from Mr. Levy, maturing April 2006.

Effective November 13, 2004, we completed the Stonehouse Disposition, generating approximately $4.9 million in cash, net of transaction costs.  In addition, we received a $626,000 Twelve-Month Note and a $453,000 Thirty-Six Month Note from the purchaser.

On March 29, 2005, we agreed to sell the $626,000 Twelve-Month Note to Mr. Levy for $626,000.  Mr. Levy paid $426,000 in cash on that date and paid the remaining $200,000, plus interest at 8% per annum, on April 14, 2005.

Beginning in the second quarter of 2004, we were successful in attracting a new executive management team with substantial experience and success in the data storage industry, headed by Todd Gresham as our Chief Executive Officer and President.  As a result of the new management team’s efforts in implementing sales, marketing and product development strategies, we have experienced significant increases in revenue and gross margins while diversifying our customer base.  For the nine months ended March 31, 2005, following Mr. Gresham’s appointment, our sales increased $2.8 million over the previous nine month period and gross margins increased from 23% to 32%.

At March 31, 2005, our cash and cash equivalents amounted to $327,000.  We are actively exploring corporate strategies and alternatives for raising additional debt or equity capital to finance our short-term and long-term plans as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows.  However, there can be no assurances that such required additional funds will be available on terms acceptable to us, if at all, or that we will be able to generate positive cash flows from operating activities in the future.  We currently have insufficient liquidity to fund our operating needs for the next twelve months.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Cash Flow Results

Our operating activities have historically produced net cash deficits.  For the quarter ended March 31, 2005, the primary sources of cash to fund $1.5 million of net cash used in our continuing operations was (i) our cash balances in place at December 31, 2004 which was received in the Stonehouse Disposition, and (ii) the sale of the $626,000 Twelve-Month Note to Mr. Levy.  During the three months ended March 31, 2004, the primary source of cash to fund $1.3 of net cash used in our continuing operations was provided by $1.6 million in borrowings from Mr. Levy.

American Stock Exchange (AMEX)

On December 29, 2004, we received correspondence from AMEX regarding the potential delisting of our common stock from AMEX due to our failure to meet certain of AMEX’s continued listing standards related to minimum shareholders’ equity and losses from continuing operations.  On January 27, 2005, we submitted a plan and supporting documentation (the “Plan”) to AMEX to demonstrate our ability to regain compliance.   On February 25, 2005, AMEX notified us that it had accepted our Plan and granted us an extension through June 30, 2006 within which we must regain compliance, subject to periodic review by AMEX’s staff.  Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in our stock being delisted.  There is no assurance that we will be successful in regaining compliance nor that we will remain listed on AMEX.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

		Payments Due by Period

		Less than	1 – 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$156	$151	$5	$--	$--
Estimated purchase obligations	1,837	1,837	--	--	--

Total	$1,993	$1,988	$5	$--	$--

Our estimated purchase obligations are based on outstanding purchase orders at March 31, 2005 and principally represent agreements to purchase goods that are enforceable, legally binding and for which the following terms are known: (i) the purchase price; (ii) the timing of the purchase, and (iii) the quantity of goods to be acquired.

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

            Revenue Recognition

Revenues are recognized as of the date shipments are made to customers, net of an allowance for returns and warranty costs.  Customer service revenues are deferred at the time of sale and are included in income on a straight-line basis over the term of the agreement, generally for one year.

             Inventory Valuation

The business environment in which we operate is subject to rapid changes in technology and customer demand.  We record reserves or direct write-downs for components and products, which are determined to be obsolete, or are in excess of net realizable value.  We perform a detailed assessment of inventory each quarter, including a review of inventory on hand, sales forecasts, planned disposition of products, and existing development plans.  Based on this analysis, we record an adjustment for excess and obsolete inventory, if necessary.  We may be required to record additional write-downs if actual customer demand, component costs or product life cycles differ from our estimates, which could have a material impact on our financial position or results from operations.

During the three months ended March 31, 2005, we recorded $25,000 in increases to our inventory reserve for obsolete inventory and components associated with products that were phased out.

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

During the three months ended March 31, 2005, we recorded $40,000 in increases to the allowance for doubtful accounts.

            Goodwill

We have unamortized goodwill of approximately $2 million that arose from an acquisition in 2000.  Goodwill is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on an impairment analysis prepared by an independent valuation firm in early 2005, our goodwill is not considered to be impaired as of January 1, 2005.

            Research and Development Costs

R&D costs are expensed as incurred.

Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact in during the remainder of 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, we were not subject to market risk arising from increases to the prime rate since we did not have borrowings with interest rates based on the prime rate.

Item 4. CONTROLS AND PROCEDURES

Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, these officers have concluded that as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)  There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective January 13, 2005, $9.1 million of borrowings was satisfied through the issuance of our newly created Series M Convertible Preferred Stock with a stated value of $9.1 million.  The Preferred Stock accrues dividends at 5% per annum, payable quarterly, and is convertible into common stock at the holder’s request at $.25 per share beginning January 13, 2006. We have the right, at any time, to redeem all or a portion of the Preferred Stock at a redemption price equal to the stated value of the Preferred Stock plus any accrued and unpaid interest.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, Todd Gresham, on May 10, 2005.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven on May 10, 2005.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, Todd Gresham, on May 10, 2005.

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven on May 10, 2005.

(b)	Reports on Form 8-K:

A report on Form 8-K dated December 29, 2004 was filed January 4, 2005 reporting under Item 3.01 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard announcing the receipt of a notice from AMEX advising Registrant of its non-compliance with AMEX’s continued listing standard.

A report on Form 8-K dated January 13, 2005 was filed on January 13, 2005 reporting under (i) Item 1.01 – Entry Into a Material Agreement announcing an option agreement between Registrant, Pacific Technology Group, Inc. and Halco Investments, L.C.; (ii) Item 3.02 – Unregistered Sales of Equity Securities announcing the satisfaction of borrowings through the issuance of Series M Convertible Preferred Stock; and (iii) Item 5.03 – Amendments to Articles of Incorporation or Bylaws announcing the filing of a Certificate of Designation for the Series M Convertible Preferred Stock.

A report on Form 8-K dated February 25, 2005 was filed on March 3, 2005 reporting under Item 3.01 – Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard announcing AMEX’s acceptance of Registrant’s plan to regain compliance with AMEX’s continued listing standards.

A report on Form 8-K dated March 29, 2005 was filed on March 29, 2005 reporting under Item 7 –
Financial Statements, Pro Forma Financial Information and Exhibits in which Registrant reported its press release dated March 29, 2005 announcing its financial results for the fourth quarter and year ended December 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

(Registrant)

Date: May 10, 2005	By: /s/ JACK JAIVEN

Jack Jaiven Vice President, Treasurer and Interim Chief Financial Officer