Form 10-Q
period 2005-06-30
NSTOR TECHNOLOGIES INC
filed 2005-08-15
CIK 75448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	001-12895

nStor Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-2094565

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6190 Corte Del Cedro Carlsbad, California	92011

(Address of principal executive offices)	(Zip code)
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

The number of shares outstanding of the registrant’s Common Stock, par value $0.05 per share, as of July 31, 2005 was 165,097,838 shares.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Part 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,
	2005	December 31,
	(unaudited)	2004

ASSETS
Current assets:
Cash and cash equivalents	$58	$1,272
Accounts receivable, net	1,403	1805
Note receivable	--	626
Inventories	1,548	1,882
Prepaid expenses and other	297	295

Total current assets	3,306	5,880

Property and equipment, net of $502 and $378 of accumulated depreciation	453	512
Goodwill, net of $807 of accumulated amortization	1,989	1,989
Note receivable	--	417

	$5,748	$8,798

LIABILITIES
Current liabilities:
Borrowings:
Affiliate	$3,725	$9,100
Other	325	--
Accounts payables and other	3,544	2,543

Total current liabilities	7,594	11,643

Long-term debt (including $3,325 to Affiliate)	--	3,650

Total liabilities	7,594	15,293

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par; 1,000,000 shares authorized; 9,100 and 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	--	--
Common stock, $.05 par; 230,000,000 shares authorized; 165,097,838 shares issued and outstanding at June 30, 2005 and December 31, 2004	8,254	8,254
Additional paid-in capital	117,504	108,404
Deficit	(127,604)	(123,153)

Total shareholders’ deficit	(1,846)	(6,495)

	$5,748	$8,798

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Sales	$4,125	$2,009	$7,306	$4,257
Cost of sales	3,040	1,443	5,302	3,184

Gross margin	1,085	566	2,004	1,073

Operating expenses:
Selling, general and administrative	2,002	1,467	4,009	2,744
Research and development	976	685	2,088	1,696
Depreciation	61	51	123	103

Total operating expenses	3,039	2,203	6,220	4,543

Loss from operations	(1,954)	(1,637)	(4,216)	(3,470)

Interest expense, net	(113)	(238)	(162)	(412)

Loss from continuing operations	(2,067)	(1,875)	(4,378)	(3,882)

Income (loss) from discontinued operations	41	73	138	(56)

Net loss before preferred stock dividends	(2,026)	(1,802)	(4,240)	(3,938)

Preferred stock dividends	(113)	--	(211)	--

Net loss available to common stock	$(2,139)	$(1,802)	$(4,451)	$(3,938)

Basic and diluted net loss per common share:
Loss from continuing operations	$(.01)	$(.01)	$(.03)	$(.02)
Income (loss) from discontinued operations	.00	.00	.00	(.00)

	$(.01)	$(.01)	$(.03)	$(.02)

Weighted average number of common shares considered outstanding, basic and diluted	165,097,838	165,069,596	165,097,838	165,078,223

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
(dollars in thousands)
(unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In

	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2004	165,097,838	$8,254	--	$--	$108,404	$(123,153)	$(6,495)

Issuance of Series M Convertible Preferred Stock in satisfaction of borrowings			9,100	--	9,100		9,100

Net loss available to common stock for the six months ended June 30, 2005						(4,451)	(4,451)

Balances, June 30, 2005	165,097,838	$8,254	9,100	$--	$117,504	$(127,604)	$(1,846)

See accompanying notes to consolidated financial statements.

nSTOR TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Loss from continuing operations	$(4,378)	$(3,882)
Adjustments to reconcile loss to net cash used in continuing operations:
Depreciation	123	104
Provision for inventory reserve	184	68
Transfer from discontinued operations	138	--
Provision for uncollectable accounts	55	15
Loss on sale of notes and other	67	36
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	347	(210)
Decrease in inventories	150	163
(Increase) decrease in prepaid expenses and other assets	(2)	21
Increase in accounts payable and other liabilities	790	486

NET CASH USED IN CONTINUING OPERATIONS	(2,526)	(3,199)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Additions to property and equipment	(64)	(255)

NET CASH USED IN INVESTING ACTIVITIES	(64)	(255)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Proceeds from sale of notes receivable	976	--
Proceeds from affiliate borrowings	400	3,468
Other	--	(16)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,376	3,452

Net decrease in cash and cash equivalents for continuing operations during the period	(1,214)	(2)
Cash and cash equivalents for continuing operations at the beginning of the period	1,272	2

Cash and cash equivalents for continuing operations at the end of the period	$58	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$122	$108

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

NON CASH FINANCING ACTIVITIES:
Satisfaction of borrowings by issuing Series M Convertible Preferred Stock	$9,100	$--

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

            BUSINESS

The Company, through its wholly-owned subsidiary, nStor Corporation, Inc. (“nStor Corporation”), delivers storage solutions that secure and protect critical information.  Serving both OEM  (Original Equipment Manufacturer) and SI (solution integrator) customers, the Company provides innovative technology solutions encompassing storage hardware, software, services and applications, designed to help businesses solve some of their greatest challenges.  The Company is a supplier of flexible, high-performance and intelligent data storage solutions (Storage Solutions) with a product family that includes application-driven storage platforms, Redundant Array of Independent Disks (RAID) controllers, storage management software and services.

The Company operated in a second business segment, Telemanagement Solutions, until the November 2004 sale of the Company’s interest in Stonehouse Technologies, Inc. (“Stonehouse”)(the “Stonehouse Disposition” - see Note 3 to the Consolidated Financial Statements).  Stonehouse is a provider of telecommunications software and services solutions that help large enterprises manage their communications expenses, assets and processes.

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

             GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2004 and 2003, the Company experienced net losses of $9.8 million and $6 million, respectively, as well as significant negative cash flows from operations during those years.  During the six months ended June 30, 2005, the Company's net loss available to common stock amounted to $4.5 million.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2005, the Company’s cash and cash equivalents amounted to $58,000 and the Company did not have sufficient resources available to fund its operating needs for the next twelve months.  On July 27, 2005, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Xyratex Ltd, (“Xyratex”) and Normandy Acquisition Corporation, (“Normandy”), an indirect wholly-owned subsidiary of Xyratex.  Xyratex is a Bermuda registered company listed on the NASDAQ (XTRX) with its principal executive office in the United Kingdom.  Xyratex provides enterprise data storage subsystems and storage process technologies.  The Merger Agreement provides for Normandy to acquire all of the outstanding shares of the Company’s common stock at a price of $.105 per share.  The aggregate purchase price of $21.1 million is subject to certain conditions, including the tender of at least 88.1% of the Company’s common stock.  See Note 2 to Consolidated Financial Statements for further discussion.

Contemporaneously with the execution of the Merger Agreement, nStor Corporation issued a promissory note (the “Promissory Note”) in favor of Xyratex Technology Limited, an indirect wholly owned subsidiary of Xyratex, pursuant to which Xyratex Technology agreed to loan nStor Corporation up to $4.5 million.  The Promissory Note bears interest at the rate of 6% per annum and is payable on March 31, 2006.  On July 28, 2005, $1,500,000 was advanced to nStor Corporation and, provided that the License (as defined below) has not been terminated, $1,000,000 is scheduled to be advanced to nStor Corporation on the 19th day of each of August, September and October 2005.  In the event that the Merger Agreement is terminated and nStor Corporation defaults in the payment of the Promissory Note, Xyratex Technology will, at its option, receive a perpetual, non-exclusive, world-wide license to the Company’s software, source code, proprietary materials and intellectual property rights related to its data storage solutions, including application driven storage platforms, redundant array of independent disk controllers and storage management software (the “License”).  In the event that Xyratex Technology exercises its option with respect to the License, Xyratex Technology will forgive the Promissory Note and pay nStor Corporation a license fee ranging from approximately $3.8 million to $6.5 million (the “License Fee”), depending upon the circumstances under which the Merger Agreement was terminated.

The Company anticipates that the Merger Agreement will close during September 2005.  In the event the closing is delayed, the Company believes that it will be able to finance its working capital needs until closing from the proceeds scheduled to be received under the Promissory Note.  In the event that the Merger Agreement is terminated, the Company expects to finance its short-term and long-term plans, as well as operating deficits expected to be incurred until it begins to generate positive operating cash flows, from the proceeds under the Promissory Note, the License Fee and/or alternative sources of financing which the Company would then begin to explore.  There can be no assurance that the proposed merger will take place and, if terminated, that alternative sources of financing will be available on terms acceptable to management, if at all, or that the Company will be able to generate positive cash flows from operations in the future.

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

The Company’s standard warranty is a three-year return-to-factory hardware warranty and a 90-day software warranty.  The Company recorded $265,000 in warranty reserves in 2004 and $29,000 during the six months ended June 30, 2005, net of reductions for certain previously recorded reserves.  There can be no assurance that future warranty claims will not have a material adverse effect on the Company’s future financial condition and operating results.

In November 2003, nStor Technologies, Inc. became the guarantor for nStor Corporation’s indebtedness under an Accounts Receivable Purchase Agreement (see Note 4 to Consolidated Financial Statements).  Under FIN 45, a parent’s guarantee of its subsidiary debt to a third party does not require recognition as a liability.  Under the Purchase Agreement, the Company is obligated to repay the financial institution for the unpaid balance of any purchased receivables not paid within 90 days.

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

            RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on operating results previously reported.  The results of operations for our former Telemanagement Solutions business for the three and six months ended June 30, 2004 have been reported as Loss from Discontinued Operations.

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

Under the Company’s 2001 Stock Option Plan (the “2001 Plan”), stock options to purchase up to 7.5 million shares (the “Authorized Options”) of the Company's common stock were available to be granted to officers, directors, key employees and non-employees.  Options granted under the 2001 Plan have a maximum term of ten years and generally vest over three years annually on an equal basis.

In 2004, the Company conditionally granted options to purchase an additional 16,281,801 shares of its common stock (the “Conditional Options”) in excess of the Authorized Options under the 2001 Plan.  The grant of the Conditional Options will not be effective unless and until the Company amends the 2001 Plan to increase the number of authorized shares available for issuance thereunder.  The Company expects that these Conditional Options will be terminated prior to the purchase of shares by Normandy in connection with the Proposed Merger (see Note 2 to the Consolidated Financial Statements).

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

No options were granted during the three months ended June 30, 2005.  During the three months ended June 30, 2004, the Company granted options to purchase 17,796,332 shares of common stock.  During the six months ended June 30,

2005 and 2004, the Company granted options to purchase 1,515,000 and 18,001,332 shares of common stock, respectively.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Risk free interest rates	--	1.0%-3.5%	3.67%-4.18%	1.0%-3.5%
Expected lives	--	3 months-5 years	3 months-5 years	3 months-5 years
Expected volatility	--	78%-86%	79%-85%	78%-88%
Expected dividend yield	--	0%	0%	0%

If the Company had elected to recognize stock-based employee compensation costs based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, net loss available to common stock and basic and diluted net loss per common share would have been increased to the following amounts (in thousands, except per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss available to common stock:
As reported	$(2,139)	$(1,802)	$(4,451)	$(3,938)
Add total stock-based employee compensation expense using the fair value method	(223)	--	(489)	(81)

Pro forma	$(2,362)	$(1,802)	$(4,940)	$(4,019)

Basic and diluted net loss per common share:
As reported	$(.01)	$(.01)	$(.03)	$(.02)
Pro forma	$(.01)	$(.01)	$(.03)	$(.02)

            RECENT AUTHORITATIVE PRONOUNCEMENTS

SFAS No. 154.  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and requires retrospective application to prior period financial statements rather than reporting a cumulative effect of change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The Company will adopt the provisions of SFAS No. 154 effective January 1, 2006.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method as prescribed by APB No. 25, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s financial position. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under Stock-Based Compensation in Note 1 to the Consolidated Financial Statements.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts would be in the future.

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

(2)  SUBSEQUENT EVENT – PROPOSED MERGER

On July 27, 2005, the Company entered into the Merger Agreement with Xyratex and Normandy pursuant to which, on August 5, 2005, Normandy commenced a cash tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock at a price of $0.105 per share, net to the sellers in cash (the ”Proposed Merger”).  The Offer is currently scheduled to expire on September 2, 2005.  Consummation of the Proposed Merger is subject to the Company’s stockholders tender of at least 88.1% of the Company’s outstanding shares of common stock.  If at least 88.1% (but less than 90%) of the Company’s shares of common stock are tendered by the stockholders, and not withdrawn prior to the expiration of the Offer, Normandy has agreed to purchase from the Company that number of additional shares of the Company’s common stock which would allow Normandy to own 90% of the Company’s outstanding shares of common stock following such purchase at a price per share equal to $0.105.  Following consummation of the merger, Normandy will be merged with and into the Company, with the Company surviving the merger.  In connection therewith, shares of the Company’s common stock not tendered in the Offer would be converted into a right to receive $0.105 per share in cash.   Although the Company’s Board of Directors approved the terms of the Proposed Merger and has recommended that the stockholders of the Company accept the Offer, no assurance can be given that the conditions to closing the transactions contemplated by the Merger Agreement will be satisfied, or that the transactions ultimately will be consummated.

In evaluating the Proposed Merger, the Company’s Board of Directors, among other items, received and reviewed an opinion from its financial advisor, Capitalink, L.C., to the effect that the consideration proposed to be paid to the stockholders in the transaction is fair, from a financial point of view, to such stockholders.

  In connection with the Merger Agreement, Xyratex and Normandy have entered into Tender and Stockholder Support Agreements with certain significant stockholders, including H. Irwin Levy, the Company’s Chairman of the Board (“Mr. Levy”) pursuant to which, those stockholders have agreed to tender and sell an aggregate of 61,912,000 of the Company’s shares (representing approximately 37.5% of the Company’s total outstanding shares) in accordance with the terms of the Offer.  In addition, these significant stockholders have agreed to vote such shares at any meeting of the stockholders of the Company in favor of the merger and the Merger Agreement.

Xyratex and Normandy have entered into a Convertible Preferred Stock Purchase Agreement with Mr. Levy under which Mr. Levy has agreed to sell, and Normandy has agreed to purchase, 9,100 shares of the Company’s Series M Preferred Stock owned by Mr. Levy.  The purchase and sale will occur as promptly as practicable following the acquisition by Normandy of greater than 90% of the Company’s outstanding common stock.  The purchase price will be $3,822,000 plus accrued and unpaid dividends through the closing date of the Proposed Merger.  The Series M Preferred Stock accrues dividends at 5% per annum and as of July 31, 2005, the accrued and unpaid dividends equaled $249,315.  The Series M Preferred Stock is convertible into the Company’s common stock at any time on or after January 13, 2006 at a stated conversion price of $0.25 per share.   Rather than sell his Series M Preferred Stock to Normandy for the stated value of $9,100,000 (which would have reduced the amount being provided to all of the common stockholders), Mr. Levy agreed to accept the amount that he would have received on an as-converted basis.

Contemporaneously with the execution of the Merger Agreement, nStor Corporation executed the Promissory Note in favor of Xyratex Technology pursuant to which Xyratex Technology agreed to loan nStor Corporation up to $4,500,000.  The Promissory Note bears interest at the rate of 6% per annum and is payable on March 31, 2006.  On July 28, 2005, $1,500,000 was advanced to nStor Corporation and, provided that the License has not been terminated, $1,000,000 is scheduled to be advanced to nStor Corporation on the 19th day of each of August, September and October 2005.  In the event that the Merger Agreement is terminated and nStor Corporation defaults in the payment of the Promissory Note, Xyratex Technology will, at its option, receive the License.  In the event Xyratex Technology exercises its option with respect to the the License, Xyratex Technology will forgive the Promissory Note and pay nStor Corporation the License Fee ranging from approximately $3.8 million to $6.5 million, depending upon the circumstances under which the Merger Agreement was terminated.

In connection with the Merger Agreement, Mr. Levy entered into an Indemnification and Litigation Support Agreement with the Company and nStor Corporation in which he has agreed to indemnify the Company and nStor Corporation for any losses, including attorneys’ fees, in excess of $100,000 which the Company may suffer, after May 31, 2005, in connection with certain pending litigation between the Company and Mr. Sykes (see Note 7 to the Consolidated Financial Statements).  In the event that the Company receives any amounts in excess of $500,000, including attorneys’ fees, from Mr. Sykes in connection with the litigation, the Company will be entitled to retain twenty percent (20%) of any such recovery and Mr. Levy will be entitled to receive eighty percent (80%) of any such recovery.  In the event that the Company recovers less than $500,000 from Mr. Sykes, the Company will retain the first $100,000 and Mr. Levy will be entitled to receive that portion of such recovery in excess of $100,000.

On or about March 7, 2005, the Company offered change of control agreements (the “Change of Control Agreements”) to each of Todd Gresham (the Company’s Chief Executive Officer, President and a director), Lisa Hart  (the Company’s Executive Vice President, Marketing and Alliances), Guy Carbonneau (the Company’s Vice President, Technical Advisor), Matthew Szydlowski (the Company’s Vice President, World Wide Sales), and Tomlinson Rauscher (the Company’s Vice President, Research and Development).  On July 27, 2005, each of these individuals accepted the offer and executed the Change of Control Agreements with the Company.   Pursuant to the Change of Control Agreements, in the event of a change of control of the Company (as defined), each of Mr. Gresham, Ms. Hart, Mr. Carbonneau, Mr. Szydlowski and Mr. Rauscher will be entitled to receive from the Company a bonus equal to 2.0% for Mr. Gresham and an aggregate of 1.0% for the other four executives, of the value of the transaction (as defined) received by the Company’s common stockholders or, in the event that the transaction is structured as a sale of assets, received by the Company.  If the change of control results in the termination of such executive’s employment, or a significant diminution in his or her position or compensation, by the Company, its successor or acquirer, without cause, within three months following the change of control, Mr. Gresham will instead be entitled to receive from the Company a bonus equal to 4.0%, and the other four executives will be entitled to receive an aggregate of 2.0%, of the value of the transaction received by the Company’s common stockholders or, in the event that the transaction is structured as a sale of assets, received by the Company.

(3)  DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”,  the Company has presented the results of operations for Stonehouse for the three and six months ended June 30, 2004 as Loss from Discontinued Operations in the Consolidated Statements of Operations, which is composed of the following (in thousands):

	Three Months	Six Months

Sales	$1,898	$3,552
Cost of sales	1,182	2,211

Gross margin	716	1,341

Operating expenses	635	1,381

Income (loss) from operations	81	(40)
Interest expense	(8)	(16)

Income (loss) from discontinued operations	$73	$(56)

Income from discontinued operations in 2005 consists of $97,000 received during the first quarter in settlement of the Company’s claims in connection with a Chapter 11 filing by the former owner of Stonehouse and a $41,000 write-off during the second quarter of previously accrued transaction costs in connection with the Stonehouse Disposition.

(4)  BORROWINGS

The Company's borrowings consisted of the following (in thousands):

	June 30, 2005	December 31,
	(unaudited)	2004

Affiliate - Notes payable to Mr. Levy or companies affiliated with Mr. Levy, interest principally at 6% per annum, payable monthly, principally maturing on April 15, 2006	$3,725	$12,425

Other – Notes payable to private investors, interest at 8% per annum, payable monthly, maturing April 15, 2006	325	325

Total borrowings	4,050	12,750
Less current portion	(4,050)	(9,100)

Long-term portion	$--	$3,650

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

Borrowingsincluded $500,000 (including $175,000 from a company affiliated with Mr. Levy) which is convertible at the holders' request into the Company’s common stock based on a conversion price of $.80 per share.

Borrowings at June 30, 2005 included $400,000 advanced by Mr. Levy in June 2005.  On July 28, 2005, the Company repaid these advances, including interest at 6% per annum, from funds loaned to the Company by Xyratex Technology.

Factored Receivables

In November 2003, the Company entered into a Accounts Receivable Purchase Agreement with a financial institution under which the Company may sell up to $2.5 million of its accounts receivables (“Purchased Receivables”) based on a purchase price of 80% of eligible receivables.  The remaining 20% of eligible receivables is remitted to the Company, less applicable fees, upon collection of the invoice in full.  The Agreement is collateralized by substantially all of the assets of nStor Corporation and requires monthly fees of 1.06% of the average daily balance of unpaid Purchased Receivables.  The Company is obligated to repay the financial institution for the unpaid balance of any Purchased Receivables not paid within 90 days.  This Agreement matures on September 30, 2005, as extended.  At June 30, 2005, the unpaid balance of Purchased Receivables amounted to approximately $1.7 million.

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

At June 30, 2005 and December 31, 2004, a 100% valuation allowance has been provided on the total deferred income tax assets because it is more likely than not that the NOL’s will not be realized based on recent operating results.

(6)  SALES TO SIGNIFICANT CUSTOMERS

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable.  The Company performs ongoing credit evaluations of its customers, generally requires no collateral and maintains allowances for potential credit losses and sales returns.  During the three months ended June 30, 2005 and 2004, sales to two customers accounted for 27% and 29%, respectively, of the Company’s sales.  During the six months ended June 30, 2005 and 2004, sales to three customers accounted for 32% of the Company’s sales and sales to two customers accounted for 30% of the Company’s sales, respectively.

Sales to geographic areas other than the United States aggregated 34% for both the three and six month periods in 2005 and 36% and 39% for the three and six month periods in 2004, respectively, principally in the Pacific Rim.

(7)  COMMITMENTS AND CONTINGENCIES

             LITIGATION

In February 2002, W. David Sykes, the Company's former Executive Vice President of Marketing and Sales, filed a complaint against nStor Corporation in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with nStor Corporation.  The Company believes that it acted in accordance with the termination provisions of the agreement and that no further compensation or benefits are due to Mr. Sykes.  In May 2003, Mr. Sykes filed an amended complaint, adding nStor Technologies, Inc. as a defendant, based upon its guaranty of the terms and conditions of the employment agreement between Mr. Sykes and nStor Corporation.  In June 2003, the Company filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor stock while in possession of material, non-public information.  On July 18, 2005, a motion for summary judgment was entered in favor of Mr. Sykes on the Company’s counterclaim.  The Company intends to vigorously defend Mr. Sykes' claims and does not believe at this time that the litigation will have a material adverse impact on the Company.  See Note 2 to Consolidated Financial Statements.

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of business.  In the opinion of management, the Company is not a party to any litigation the outcome of which would have a material adverse effect on its business, operations or cash flows.

(8)  RELATED PARTY TRANSACTIONS

See Notes 1, 2 and 4 to Consolidated Financial Statements for a discussion of transactions involving Mr. Levy.

On March 29, 2005, the Company agreed to sell its Twelve-Month Note to Mr. Levy for $626,000.  Mr. Levy paid $426,000 in cash on that date and paid the remaining $200,000, plus interest at 8% per annum, on April 14, 2005.  On May 11, 2005, Mr. Levy agreed to purchase the Thirty-Six Month Note for $350,000.  Mr. Levy paid $300,000 on April 28, 2005 and the remaining $50,000 on May 18, 2005.  The Company has the right to repurchase the Thirty-Six Month Note through November 11, 2005 for $350,000 plus 6% per annum through the date of repurchase.

Since 1999, the Company has engaged a company affiliated with Mr. Levy to provide certain financial consulting and administrative services for $5,000 per month plus reimbursement of out of pocket business expenses.

Glasshouse Technologies, Inc. (“Glasshouse”) provides customer support and services to the Company’s customers.  The Company paid Glasshouse $44,000 during the six months ended June 30, 2005 and $46,000 in 2004.  Mark Shirman, the founder and Chief Executive Officer of Glasshouse, is a director of nStor.  In addition, Todd Gresham, the Company’s Chief Executive Officer, President and a director, serves on the board of directors of Glasshouse and Lisa Hart, the Company’s Executive Vice President, Marketing and Alliances, serves on the advisory board of Glasshouse.

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

Our Storage Solutions business is based on a strong technological foundation, and has been validated through awards of various major OEM contracts.  Given the significant growth potential of the SMB/SME (small-medium business / small-medium enterprise) segment of the data storage market, coupled with products that are tailored for this market space, we believe we are well positioned to achieve growth in this space.  We also believe that a critical component necessary for the future success of our Storage Solutions business was our employment of an experienced and proven management team during 2004, headed by Todd Gresham as our Chief Executive Officer and President. The team has implemented marketing, sales and product development strategies, resulting in a significant increase in our customer base and putting us in a position to capture an increased market share of the rapidly growing SMB/SME market.  As a result of these efforts, our revenues for the twelve month period ending June 30, 2005, following Mr. Gresham’s appointment, increased $4.1 million, or 44% over the previous twelve month period.

Our Storage Solutions business has established a strong foundation and reputation for quality products, in addition to strong service and support for customers worldwide.  However, a number of significant challenges have resulted in recurring net losses and prevented us from achieving net positive cash flows from operations.  The most critical challenge we have faced has been obtaining sufficient funds to cover our working capital needs until we begin to generate positive cash flows.  Limited cash resources has restricted our ability to fund certain sales, marketing, product development and other initiatives, thereby impeding our ability to grow, develop and market our Storage Solutions.  As a result, we have often found ourselves competing against larger companies that possess greater financial resources. Historically, we have obtained the majority of our funds through equity and/or debt capital from Mr. Levy and other private investors. The November 2004 Stonehouse Disposition provided us with approximately $4.9 million in cash, of which $1.8 million was used to repay certain loans from Mr. Levy.  During 2004 and 2005, we explored various alternatives for raising capital without success.

Our Board of Directors reviewed these and other factors in detail and determined that the Merger Agreement with Xyratex and Normandy, which we entered into on July 27, 2005 (see Note 2 to the Consolidated Financial Statements), represents the most viable alternative for our company under the circumstances.  The Board also considered presentations from Capitalink, L.C., our financial advisor, and their related opinion that based upon and subject to certain considerations and assumptions, the consideration to be received by our common shareholders pursuant to the Merger Agreement is fair from a financial point of view to such holders.  We anticipate that the transactions contemplated by the Merger Agreement will close in September 2005 as a result of which, we will become an indirect wholly-owned subsidiary of Xyratex.  However, there can be no assurance that the Proposed Merger will take place.

Other ongoing operational challenges include; (1) providing existing major OEM customers with the resources and assistance necessary for them to accelerate sales volumes; (2) continuing to design and develop innovative and competitive products on a timely basis; (3) anticipating changing trends in customer demand; (4) integrating value-added software into our hardware offerings which can be customized for customers; (5) identifying and developing key applications for departmental workgroups and SMB/SME’s across selected key vertical markets; and (6) effectively managing our contract manufacturers and controlling operating costs.

Results of Operations

Three and Six Months Ended June 30, 2005 vs. June 30, 2004

As a result of the Stonehouse Disposition, the historical results of operations for our former Telemanagement Solutions business have been aggregated and reclassified as discontinued operations.  Our continuing operations represents our Storage Solutions business.

Due to the Proposed Merger, forward looking information is not provided for the remainder of 2005.

We reported a net loss before preferred stock dividends of $2 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, we reported a net loss before preferred stock dividends of $4.2 million and $3.9 million, respectively.  Substantially all of these amounts related to continuing operations.

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

	2005	2004	2005	2004

	Three Months	Three Months	Six Months	Six Months

Sales	$4,125	$2,009	$7,306	$4,257
Cost of Sales	3,040	1,443	5,302	3,184

Gross margin	1,085	566	2,004	1,073

Operating expenses:
Selling, general and administrative	1,920	1,432	3,915	2,709
Research and development	976	685	2,088	1,696

Total operating expenses	2,896	2,117	6,003	4,405

Loss before discontinued operations, non-cash and non-operational items	(1,811)	(1,551)	(3,999)	(3,332)

Discontinued operations, non-cash and non-operational item:
Discontinued operations	41	73	138	(56)
Interest expense, net	(113)	(238)	(162)	(412)
Depreciation	(61)	(51)	(123)	(103)
Preferred stock dividends	(113)	--	(211)	--
Loss on sale of notes and other	(82)	(35)	(94)	(35)

Total discontinued operations, non- cash and non-operational items	(328)	(251)	(452)	(606)

Net loss available to common stock	$(2,139)	$(1,802)	$(4,451)	$(3,938)

Sales

The following table presents Storage Solutions Sales information (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004

	$	%	$	%	$	%	$	%

Indirect sales	$4,059	98%	$1,705	84%	$6,839	94%	$3,710	87%
Direct sales and other	66	2	303	16	467	6	547	13

	$4,125	100%	$2,008	100%	$7,306	100%	4,257	100%

Domestic	$2,695	65%	$1,295	64%	$4,791	66%	$2,615	61%
Foreign	1,430	35	713	36	2,515	34	1,642	39

	$4,125	100%	$2,008	100%	$7,306	100%	4,257	100%

For the three and six months ended June 30, 2005, we realized significant overall increases in sales of $2.1 million

(105%) and $3 million (72%), respectively, over the comparable 2004 periods.  This sales increase reflects a higher volume of orders from some of our existing customers as well as the diversification of our customer base during 2005.  During the second quarter of 2005, new bookings of approximately $5 million resulted in a June 30, 2005 backlog of orders of approximately $2.9 million, substantially all of which are scheduled to be shipped during the third quarter.  These amounts represent the highest level of quarterly bookings and quarter end backlog in our recent history.

Cost of Sales / Gross Margins

Cost of sales for the three and six month periods of 2005 was $1.1 million and $2 million, respectively, producing gross margins of 26% and 27%, respectively.  In 2004, the three and six month periods reflected gross margins of $566,000 and $1 million, respectively, representing gross margins of 28% and 25%, respectively.

Our gross margins are dependent, in part, on product mix, which fluctuates from time to time. Our material costs are subject to fluctuations experienced during business cycles that create shortages and excess supplies of some critical components, thereby creating increases and decreases in costs.

Operating Expenses

            Selling, General and Administrative (SG&A)

SG&A increased $535,000 (36%) and $1.3 million (46%) during the 2005 three and six month periods, respectively, primarily as a result of additional salaries, compensation and related costs associated with our sales and marketing efforts.

            Research and Development (R&D)

R&D costs increased by $291,00 (42%) and $392,000 (23%) for the 2005 three and six month periods, respectively, primarily the result of additional salaries, prototype, testing and other related costs attributable to our continuing product development efforts.

R&D costs may fluctuate considerably from time to time depending on a variety of factors. These costs are incurred substantially in advance of related revenues, and in certain situations, may not result in generating revenues.  We believe that considerable investments in R&D will be required to remain competitive.

Interest Expense / Preferred Stock Dividends

Interest Expense declined $125,000 (53%) and $250,000 (61%) for the three and six month periods, respectively, primarily due to the January 13, 2005 satisfaction of $9.1 million in borrowings from Mr. Levy through the issuance of our newly created Series M Convertible Preferred Stock, which accrues dividends at 5% per annum.  As a result, Preferred Stock Dividends amounted to $113,000 and $211,000 during the 2005 periods.   There were no Preferred Stock Dividends in 2004.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the years ended December 31, 2004 and 2003, we experienced net losses of $9.8 million and $6 million, respectively, as well as significant negative cash flows from operations during those years.  During the six months ended June 30, 2005, our net loss available to common stock amounted to $4.5 million.  These matters, among others, raise substantial doubt about our ability to continue as a going concern.

At June 30, 2005, our cash and cash equivalents amounted to $58,000 and we did not have sufficient resources available to fund our operating needs for the next twelve months.  On July 27, 2005, we entered into a Merger Agreement with Xyratex and Normandy. Under the terms of the Merger Agreement, Normandy agreed to make a tender offer to purchase all of the outstanding shares of our common stock at a cash purchase price of $0.105 per share.  The tender offer will be subject to certain conditions, including the tender of at least 88.1% of nStor’s shares of common stock.  The tender offer commenced on August 5, 2005 and is expected to be followed by a second step merger in which those shares not tendered will be converted into the right to receive the same $0.105 per share in cash.  Shareholders representing 37.5% of our outstanding shares have entered into support agreements under which they agreed to tender their shares in the Proposed Merger.  See Note 2 to Consolidated Financial Statements for further discussion.

Contemporaneously with the execution of the Merger Agreement, nStor Corporation issued a Promissory Note in favor of Xyratex Technology pursuant to which Xyratex Technology agreed to loan nStor Corporation up to $4.5 million.  The Promissory Note bears interest at the rate of 6% per annum and is payable on March 31, 2006.  On July 28, 2005, $1,500,000 was advanced to nStor Corporation and, provided that the License has not been terminated, $1,000,000 is scheduled to be advanced to nStor Corporation on the 19th day of each of August, September and October 2005.  In the event that the Merger Agreement is terminated and nStor Corporation defaults in the payment of the Promissory Note, Xyratex Technology will, at its option, receive the License.  In the event that Xyratex Technology exercises its option with respect to the License, Xyratex Technology will forgive the Promissory Note and pay nStor Corporation the License Fee ranging from approximately $3.8 million to $6.5 million, depending upon the circumstances under which the Merger Agreement was terminated.

We anticipate that the Merger Agreement will close during September 2005.  In the event the closing is delayed, we believe that we will be able to finance our working capital needs until closing from the proceeds scheduled to be received under the Promissory Note.  In the event that the Merger Agreement is terminated, we expect to finance our short-term and long-term plans, as well as operating deficits expected to be incurred until we begin to generate positive operating cash flows, from the proceeds under the Promissory Note, the License Fee and/or alternative sources of financing which we would then begin to explore.  There can be no assurance that the proposed merger will take place and, if terminated, that alternative sources of financing will be available on terms acceptable to management, if at all, or that we will be able to generate positive cash flows from operations in the future.

The consolidated financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Cash Flow Results

Our operating activities have historically produced net cash deficits.  For the six months ended June 30, 2005, the primary sources of cash to fund $2.7 million of net cash used in our continuing operations was (i) our $1.3 million cash balance at December 31, 2004, (ii) the sale of our Twelve-Month Note and Thirty-Six Month Note to Mr. Levy for $1 million, and (iii) $400,000 in borrowings from Mr. Levy.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

		Payments Due by Period

		Less than	1 – 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating leases	$95	$95	$--	$--	$--
Estimated purchase obligations	815	815	--	--	--

Total	$910	$910	$--	$--	$--

Our estimated purchase obligations are based on outstanding purchase orders at June 30, 2005, and principally represent agreements to purchase goods that are enforceable, legally binding and for which the following terms are known: (i) the purchase price; (ii) the timing of the purchase, and (iii) the quantity of goods to be acquired.

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

During the six months ended June 30, 2005, we recorded $184,000 in increases to our inventory reserve principally related to obsolete or excess inventory.

            Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The estimate is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness, the aging of such receivables and financial condition of those specific customers.  We record an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible.  We also record a general allowance for other non-specific receivables based on a variety of factors.  If the financial condition of our customers was to deteriorate, resulting in their inability to make required payments, we may be required to record additional allowances for doubtful accounts, which could have a material impact on our financial position or results from operations.

During the six months ended June 30, 2005, we recorded $55,000 in increases to the allowance for doubtful accounts.

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

            Research and Development Costs

R&D costs are expensed as incurred.

Effect of Inflation

During recent years, inflation has not had an impact on our operations and we do not expect that it will have a material impact during the remainder of 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, we are not subject to a market risk arising from increases to the prime rate since we did not have borrowings with interest rates based on the prime rate.

Item 4. CONTROLS AND PROCEDURES

Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, these officers have concluded that as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In February 2002, W. David Sykes, the former Executive Vice President of Marketing and Sales of nStor Corporation, Inc., filed a complaint against nStor Corporation, Inc. in the Circuit Court of Palm Beach County, Florida, in which Mr. Sykes claims he was wrongfully terminated under provisions of his employment agreement with nStor Corporation, Inc. In May 2003, Mr. Sykes filed an amended complaint, adding the Company as a defendant, based upon its guaranty of the terms and conditions of the employment agreement between Mr. Sykes and nStor Corporation, Inc. In June 2003, the Company filed a counterclaim against Mr. Sykes for breach of fiduciary duty and unjust enrichment, based upon his sale of nStor common stock while in possession of material, non-public information. On July 18, 2005, a motion for summary judgment was entered in favor of Mr. Sykes on the Company’s counterclaim. Mr. Levy has agreed to indemnify the Company for any losses, including attorneys fees, in excess of $100,000 that the Company may suffer after May 31, 2005 in connection with the Sykes litigation.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF

              EQUITY SECURITIES

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

(a)	Exhibits:

10.1

Agreement and Plan of Merger dated as of July 27, 2005 among nStor Technologies, Inc., Xyratex Ltd and Normandy Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed August 2, 2005).

10.2

Promissory Note dated as of July 27, 2005 executed by nStor Corporation, Inc. in favor of Xyratex Technology Limited. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed August 2, 2005).

10.3	License Agreement dated as of July 27, 2005 between nStor Corporation, Inc. and Xyratex Technology Limited. (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K, filed August 2, 2005).

10.4

Indemnification and Support Agreement dated as of July 27, 2005 between nStor Technologies, Inc, nStor Corporation, Inc. and H. Irwin Levy (incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K, filed August 2, 2005).

10.5

Form of Change of Control Agreements between the Company and each of Todd Gresham, Lisa Hart and Guy Carbonneau (incorporated by reference to Exhibit 2.5 to the Company’s Form 8-K, filed August 2, 2005).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant’s Chief Executive Officer, Todd Gresham, on August 12, 2005.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven, on August 12, 2005.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Registrant's Chief Executive Officer, Todd Gresham, on August 12, 2005.

32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, signed by Registrant's Interim Chief Financial Officer, Jack Jaiven, on August 12, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nSTOR TECHNOLOGIES, INC.

(Registrant)

Date: August 12, 2005	By: /s/ JACK JAIVEN

Vice President, Treasurer and Interim Chief Financial Officer